Form 10-Q
period 2018-09-30
Magenta Therapeutics, Inc.
filed 2018-11-08
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38541

Magenta Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-0724163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Technology Square Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

(857) 242-0170

(Registrant’s telephone number, including area code)

50 Hampshire Street

Cambridge, Massachusetts 02139

(Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018 there were 33,151,539 shares of Common Stock, $0.001 par value per share, outstanding.

Magenta Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Magenta Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$159,674	$51,402
Restricted cash	165	165
Prepaid expenses and other current assets	3,025	936

Total current assets	162,864	52,503
Restricted cash	1,780	—
Property and equipment, net	8,149	1,956
Other assets	—	4

Total assets	$172,793	$54,463

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,897	$167
Accrued expenses and other current liabilities	7,032	3,975

Total current liabilities	11,929	4,142
Long-term liabilities	1,080	—

Total liabilities	13,009	4,142

Commitments and contingencies (Note 9)
Redeemable convertible preferred stock (Series A and B), $0.001 par value; no shares and 49,178,527 shares authorized as of September 30, 2018 and December 31, 2017, respectively; no shares and 49,178,527 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	92,439

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2018; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares and 70,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 34,327,554 shares and 4,458,547 shares issued and 33,102,167 shares and 2,351,247 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	33	2
Additional paid-in capital	245,798	3,091
Accumulated deficit	(86,047)	(45,211)

Total stockholders’ equity (deficit)	159,784	(42,118)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$172,793	$54,463

The accompanying notes are an integral part of these financial statements.

Magenta Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	11,418	5,210	28,950	22,348
General and administrative	5,284	1,805	13,083	5,209

Total operating expenses	16,702	7,015	42,033	27,557

Loss from operations	(16,702)	(7,015)	(42,033)	(27,557)
Interest and other income, net	687	102	1,197	102

Net loss and comprehensive loss	(16,015)	(6,913)	(40,836)	(27,455)
Accretion of redeemable convertible preferred stock to redemption value	—	(6)	(88)	(213)
Cumulative dividends on redeemable convertible preferred stock	—	—	—	(437)
Reversal of cumulative dividends on redeemable convertible preferred stock	—	—	—	634

Net loss attributable to common stockholders	$(16,015)	$(6,919)	$(40,924)	$(27,471)

Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(3.44)	$(3.05)	$(15.90)

Weighted average common shares outstanding, basic and diluted	32,997,346	2,009,880	13,396,856	1,727,622

The accompanying notes are an integral part of these financial statements.

Magenta Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(40,836)	$(27,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,152	1,486
Depreciation and amortization expense	516	247
License fees paid in preferred stock	—	9,275
Loss on disposal of property and equipment	67	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,085)	(321)
Accounts payable	2,104	1,167
Accrued expenses and other current liabilities	1,740	1,578
Other assets	—	(8)
Other long-term liabilities	1,080	—

Net cash used in operating activities	(29,262)	(14,031)

Cash flows from investing activities:
Purchases of property and equipment	(3,321)	(1,882)
Proceeds from sale of property and equipment	12	—
Change in restricted cash	(1,780)	(135)

Net cash used in investing activities	(5,089)	(2,017)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	93,000	—
Proceeds from issuance of redeemable convertible preferred stock	52,300	71,695
Payments of initial public offering costs	(2,618)	—
Payments of redeemable convertible preferred stock issuance costs	(88)	(213)
Proceeds from issuance of restricted stock	—	4
Proceeds from exercise of common stock options	29	—

Net cash provided by financing activities	142,623	71,486

Net increase in cash and cash equivalents	108,272	55,438
Cash and cash equivalents at beginning of period	51,402	4,513

Cash and cash equivalents at end of period	$159,674	$59,951

Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$144,739	$—
Purchase of property and equipment included in accounts payable or accrued expenses	$3,467	$—
Offering costs included in accounts payable or accrued expenses	$476	$—
Accretion of redeemable convertible preferred stock to redemption value	$88	$213
Cumulative dividends on Series A redeemable convertible preferred stock	$—	$437
Reversal of cumulative dividends on Series A redeemable convertible preferred stock	$—	$(634)

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

On June 25, 2018, the Company completed its initial public offering (“IPO”) pursuant to which it issued and sold 6,666,667 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $89.9 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of common stock.

Prior to its IPO, the Company had funded its operations primarily with proceeds from the sales of redeemable convertible preferred stock and issuance of convertible notes. The Company has incurred recurring losses since inception, including net losses of $40.8 million for the nine months ended September 30, 2018 and $35.5 million for the year ended December 31, 2017. As of September 30, 2018, the Company had an accumulated deficit of $86.0 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of the financial statements, the Company expects that its cash and cash equivalents of $159.7 million as of September 30, 2018 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

The Company expects its expenses to increase substantially in connection with ongoing activities, particularly as the Company advances its preclinical activities and clinical trials for its product candidates in development. Accordingly, the Company will need to obtain substantial additional funding in connection with continuing operations. If the Company is unable to raise capital when needed, or on attractive terms, it could be forced to delay, reduce or eliminate its research or drug development programs or any future commercialization efforts. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Magenta Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

Unaudited Interim Financial Information

The balance sheet at December 31, 2017 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Registration Statement on Form S-1 (File No. 333-225178) on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2018 and results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017 have been made. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2018 and 2017.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For public entities, ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2017-11 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities. The Company does not expect the adoption of ASU 2017-11 will have a material impact on its financial statements.

Magenta Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASU 2014-09. The Company is currently evaluating the impact that the adoption of ASU 2018-07 will have on its financial statements.

3. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2018 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$159,687	$—	$—	$159,687

Total	$159,687	$—	$—	$159,687

	Fair Value Measurements at December 31, 2017 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$51,147	$—	$—	$51,147

Total	$51,147	$—	$—	$51,147

During the nine months ended September 30, 2018, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued external research and development expenses	$2,907	$1,531
Accrued payroll and related expenses	1,909	1,330
Accrued leasehold improvements	1,232	—
Accrued professional fees	563	963
Accrued other	421	151

	$7,032	$3,975

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

Magenta Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

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

	December 31, 2017
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

6. Equity

On June 25, 2018, the Company completed its IPO, pursuant to which it issued and sold 6,666,667 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $89.9 million after deducting underwriting discounts and commissions and other offering expenses.

As of September 30, 2018, the Company’s amended and restated certificate of incorporation authorizes the Company to issue 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

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

2018 Stock Option and Incentive Plan

The 2018 Plan was approved in May 2018 and became effective on June 19, 2018. The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. The Company initially reserved 1,765,162 shares of common stock plus the 1,142,136 shares of common stock remaining available for issuance under the 2016 Plan for the issuance of awards under the 2018 Plan. As of September 30, 2018, 2,645,476 shares remained available for future grants under the 2018 Plan.

Magenta Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

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

Grant of Stock Options

During the nine months ended September 30, 2018, the Company granted options to certain employees, directors and consultants for the purchase of 3,033,636 shares of common stock with a weighted average grant date fair value of $6.57 per share.

Stock-Based Compensation

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses	$2,022	$417	$4,612	$1,070
General and administrative expenses	1,654	148	3,540	416

	$3,676	$565	$8,152	$1,486

As of September 30, 2018, total unrecognized compensation cost related to unvested share-based awards was $22.8 million, which is expected to be recognized over a weighted average period of 2.4 years. As of September 30, 2018, there were 398,777 unvested shares of restricted stock and 187,686 options held by non-employees.

8. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(16,015)	$(6,913)	$(40,836)	$(27,455)
Accretion of redeemable convertible preferred stock to redemption value	—	(6)	(88)	(213)
Cumulative dividends on redeemable convertible preferred stock	—	—	—	(437)
Reversal of cumulative dividends on redeemable convertible preferred stock	—	—	—	634

Net loss attributable to common stockholders	$(16,015)	$(6,919)	$(40,924)	$(27,471)

Denominator:
Weighted average common shares outstanding—basic and diluted	32,997,346	2,009,880	13,396,856	1,727,622

Net loss per share attributable to common stockholders—basic and diluted	$(0.49)	$(3.44)	$(3.05)	$(15.90)

Magenta Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

Common Stock Equivalents

The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of September 30,
	2018	2017
Stock options to purchase common stock	3,558,282	522,822
Unvested restricted common stock	1,225,387	2,928,548
Redeemable convertible preferred stock (as converted to common stock)	—	19,032,066

	4,783,669	22,483,436

9. Commitments and Contingencies

Leases

In May 2018, the Company entered into a sublease for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company is also obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the new leased premises. In connection with the sublease, the sublandlord agreed to fund up to $0.7 million in tenant improvements to the leased facility. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the balance sheet at September 30, 2018.

The tenant improvement allowance and payment escalations specified in the lease agreement are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. The Company recorded rent expense of $1.8 million and $0.3 million during the three months ended September 30, 2018 and 2017, respectively, and $2.9 million and $0.8 million during the nine months ended September 30, 2018 and 2017, respectively.

In August 2018, in connection with the sublease agreement entered into in May 2018, the Company entered into an agreement for the build-out and customization of this space. Under the agreement, the Company is obligated to make payments of up to $6.8 million, of which $5.2 million has been incurred through September 30, 2018.

The Company had a sublease for office space in Cambridge, Massachusetts that expired in September 2018. The Company was required to maintain a cash balance of $0.2 million to secure a letter of credit associated with this sublease. This amount was classified as restricted cash in the balance sheet at September 30, 2018 and December 31, 2017.

As of September 30, 2018, the future minimum lease payments due under the noncancelable operating lease is as follows (in thousands):

Remainder of 2018 (3 months)	$1,335
2019	5,434
2020	5,597
2021	5,765
2022	5,938
Thereafter	33,632

$57,701

Magenta Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

Collaboration Agreement

In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH, (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company may pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. During the three and nine months ended September 30, 2018, the Company recorded less than $0.1 million and $0.8 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support. In October 2018, the Company exercised one of its options under the agreement for an exclusive development and commercialization license with respect to a target, which resulted in a low single digit million dollar payment to HDPR.

Intellectual Property Licenses

In November 2016, the Company entered into a license agreement with the President and Fellows of Harvard College (“Harvard”) for an exclusive, worldwide, royalty-bearing license for certain technologies related to conditioning and mobilization. In consideration for these rights the Company paid Harvard an upfront fee of $0.1 million and reimbursed Harvard $0.3 million for costs incurred by Harvard related to the patented technology, which amounts were recorded as research and development expense during the year ended December 31, 2016. The Company also issued 385,063 shares of common stock in connection with the license agreement. The fair value of the shares of $0.3 million as of the issuance date was recorded as research and development expense during the year ended December 31, 2016. The Company is obligated to pay Harvard maintenance fees of less than $0.1 million annually through 2019 and $0.1 million annually thereafter and to reimburse qualified expenses related to the patents. The Company is also obligated to pay milestone payments of up to $7.4 million for the first two licensed products upon the achievement of certain development and regulatory milestones and to pay royalties on a product-by-product and country-by-country basis on net sales of products licensed under the agreement. As of September 30, 2018, no milestones related to this agreement have been met.

In April 2017, the Company entered into a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) to use and develop certain patent rights (the “Novartis License”). Under the Novartis License, the Company was granted an exclusive, worldwide, sublicensable license to research, develop and commercialize certain licensed products that contain Novartis compounds for the expansion of cord blood derived non-gene-edited/-modified hematopoietic stem cells. In consideration for these rights, the Company issued 2,500,000 shares of Series A redeemable convertible preferred stock and 643,550 shares of Series B redeemable convertible preferred stock to Novartis. The total fair value of the shares of $9.3 million as of the issuance date was recorded as research and development expense during the year ended December 31, 2017. The Company is obligated to make payments of up to $177.0 million upon the achievement of specified clinical and regulatory milestones and up to $125.0 million upon the achievement of specified commercial milestones and to pay tiered royalties, on a product-by-product and country-by-country basis, up to a maximum of 20% on net sales of products licensed under the agreement. As of September 30, 2018, no milestones related to the Novartis License have been met.

The Company has agreements with third parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies it may be subject to additional fees and milestone payments. As of September 30, 2018, the Company has not exercised its rights to license such technologies.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2018 or December 31, 2017.

Magenta Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

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

11. Income Taxes

The Company did not provide for any income taxes in the three and nine months ended September 30, 2018 and 2017. The Company had net deferred tax assets of $12.5 million at December 31, 2017. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at each of September 30, 2018 and December 31, 2017, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2018 or December 31, 2017. As of September 30, 2018 and December 31, 2017, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since 2015 are open to income tax audit examination by the federal and state tax authorities.

12. Related Parties

Atlas Venture Life Science Advisors, LLC and Third Rock Ventures LLC

During the three and nine months ended September 2017, the Company received consulting, advisory and related services from Atlas Venture Life Science Advisors, LLC and Third Rock Ventures LLC, holders, together with their affiliates, of more than 5% of the Company’s common stock outstanding. For the three months ended September 30, 2017, the Company recorded less than $0.1 million of general and administrative expenses for management and advisory services and other related services provided by these investors, of which $0.1 million was paid. For the nine months ended September 30, 2017, the Company recorded $0.1 million of general and administrative expenses for management and advisory services and other related services provided by these investors, and made payments of $0.2 million. There were no services provided during the nine months ended September 30, 2018. There were no amounts owed to these investors as of September 30, 2018 or December 31, 2017.

Be The Match BioTherapies, LLC

Effective March 2018, the President of Be The Match BioTherapies, LLC became a member of the Company’s board of directors. The Company has a collaboration agreement with Be The Match BioTherapies, LLC and a research agreement with an affiliated organization, Center for International Blood and Marrow Transplant Research. For the three months ended September 30, 2018, the Company recorded $0.1 million to research and development expenses and less than $0.1 million to general and administrative expenses and made payments of $0.1 million related to these agreements. For the nine months ended September 30, 2018, the Company recorded $0.3 million to research and development expenses and $0.1 million to general and administrative expenses and made payments of $0.6 million related to these agreements. As of September 30, 2018, amounts on the balance sheet related to these agreements was less than $0.1 million included in accounts payable and other current liabilities and $0.1 million included in prepaid expenses.

Magenta Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

In April 2018, the Company sold 246,781 shares of Series C Preferred Stock to Be The Match Bio Therapies, LLC for $1.1 million (see Note 5).

13. Subsequent Event

In October 2018, with the landlord’s consent, the Company entered into a two-year sub-sublease of 13,643 square feet of office space in Cambridge, Massachusetts beginning in October 2018 under which it will receive $2.3 million of payments over the sub-sublease term.

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

On June 25, 2018, we completed an initial public offering, or IPO, of our common stock, pursuant to which we issued and sold 6,666,667 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $89.9 million after deducting underwriting discounts and commissions and other offering expenses. Prior to the IPO, we funded our operations primarily with proceeds from the sales of redeemable convertible preferred stock and issuance of convertible notes.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $40.8 million for the nine months ended September 30, 2018 and $35.5 million for the year ended December 31, 2017. As of September 30, 2018, we had an accumulated deficit of $86.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

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

As of September 30, 2018, we had cash and cash equivalents of $159.7 million. We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements through at least the first quarter of 2020. See “—Liquidity and Capital Resources.”

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

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Conditioning	$2,053	$1,947	$6,843	$5,019
Mobilization	1,183	365	2,599	1,023
Expansion	1,189	520	3,467	10,162
GvHD	264	—	883	—
Unallocated expenses	6,729	2,378	15,158	6,144

Total research and development expenses	$11,418	$5,210	$28,950	$22,348

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	11,418	5,210	6,208
General and administrative	5,284	1,805	3,479

Total operating expenses	16,702	7,015	9,687

Loss from operations	(16,702)	(7,015)	(9,687)
Interest and other income, net	687	102	585

Net loss	$(16,015)	$(6,913)	$(9,102)

Research and Development Expenses

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$2,053	$1,947	$106
Mobilization	1,183	365	818
Expansion	1,189	520	669
GvHD	264	—	264
Unallocated expenses:
Personnel related (including stock-based compensation)	2,978	1,172	1,806
Consultant fees	1,341	645	696
Facility related and other	2,410	561	1,849

Total research and development expenses	$11,418	$5,210	$6,208

The increase in expense related to our mobilization program was due to an increase in preclinical costs for toxicology studies and manufacturing to support our Investigational New Drug, or IND, enabling studies. The increase in expense related to our expansion program was due to an increase in clinical trial and manufacturing costs incurred for our MGTA-456 Phase II study for inherited metabolic diseases, which we initiated in December 2017, and preparation for planned additional clinical trials in indications beyond inherited metabolic diseases. The increase in spending related to our Graft vs. Host Disease, or GvHD, program was due to costs related to our drug discovery efforts, primarily target validation and lead identification.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount and stock-based compensation in our research and development function. Personnel-related costs for the three months ended September 30, 2018 and 2017 included stock-based compensation expense of $0.9 million and $0.1 million, respectively. The increase in consultant fees was primarily due to an increase in stock-based compensation of $0.7 million, from $0.4 million for the three months ended September 30, 2017 to $1.1 million for the three months ended September 30, 2018. The increase in facility related and other costs was primarily due to higher facility costs related to our new sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018.

General and Administrative Expenses

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,960	$832	$2,128
Professional and consultant fees	1,113	670	443
Facility related and other	1,211	303	908

Total general and administrative expenses	$5,284	$1,805	$3,479

The increase in personnel-related costs was primarily a result of an increase in stock-based compensation and headcount. Personnel-related costs for the three months ended September 30, 2018 and 2017 included stock-based compensation expense of $1.6 million and $0.1 million, respectively. The increase in professional and consultant fees was primarily due to an increase in patent costs and other fees associated with operating as a public company. The increase in facility related and other costs was primarily due to higher facility costs related to our new sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018 as well as director and officer insurance costs.

Interest and Other Income, Net

The increase in interest and other income, net was primarily due to an increase in interest income resulting from our net proceeds from our IPO in June 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	28,950	22,348	6,602
General and administrative	13,083	5,209	7,874

Total operating expenses	42,033	27,557	14,476

Loss from operations	(42,033)	(27,557)	(14,476)
Interest and other income, net	1,197	102	1,095

Net loss	$(40,836)	$(27,455)	$(13,381)

Research and Development Expenses

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$6,843	$5,019	$1,824
Mobilization	2,599	1,023	1,576
Expansion	3,467	10,162	(6,695)
GvHD	883	—	883
Unallocated expenses:
Personnel related (including stock-based compensation)	7,463	2,932	4,531
Consultant fees	3,170	1,514	1,656
Facility related and other	4,525	1,698	2,827

Total research and development expenses	$28,950	$22,348	$6,602

Expenses related to our conditioning program increased primarily as a result of costs incurred in connection with our collaboration agreement with Heidelberg Pharma Research GmbH for an upfront technology access fee, research exclusivity fees and payments for research support related to our drug discovery efforts, primarily lead optimization. Conditioning program costs also increased due to our proof of mechanism and ongoing lead optimization in non-human primate studies. The increase in expense related to our mobilization program was due to an increase in preclinical costs for toxicology studies and manufacturing to support our IND enabling studies. Expenses related to our expansion program decreased primarily as a result of the prior year cost of in-licensing technology of $9.3 million for the rights to MGTA-456 under a license agreement with Novartis. This decrease was partially offset by increased clinical trial and manufacturing costs in the nine months ended September 30, 2018 incurred for our MGTA-456 Phase II study for inherited metabolic diseases, which we initiated in December 2017, and preparation for planned additional clinical trials in indications beyond inherited metabolic diseases. The increase in spending related to our GvHD program was due to costs related to our drug discovery efforts, primarily target validation.

The increase in personnel-related costs included in unallocated expenses was due to an increase in headcount and stock-based compensation expense in our research and development function. Personnel-related costs for the nine months ended September 30, 2018 and 2017 included stock-based compensation expense of $1.9 million and $0.2 million, respectively. The increase in consultant fees was primarily due to an increase in stock-based compensation of $1.8 million, from $0.9 million for the nine months ended September 30, 2017 to $2.7 million for the nine months ended September 30, 2018. The increase in facility related and other costs was primarily due to higher facility costs related to our new sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018.

General and Administrative Expenses

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Personnel related (including stock-based compensation)	$7,277	$2,153	$5,124
Professional and consultant fees	3,388	2,204	1,184
Facility related and other	2,418	852	1,566

Total general and administrative expenses	$13,083	$5,209	$7,874

The increase in personnel-related costs was primarily a result of an increase in stock-based compensation expense and an increase in headcount. Personnel-related costs for the nine months ended September 30, 2018 and 2017 included stock-based compensation expense of $3.4 million and $0.4 million, respectively. The increase in professional and consultant fees was primarily due to an increase in patent costs and other fees associated with operating as a public company. The increase in facility related and other costs was primarily due to higher facility costs related to our new sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018, as well as director and officer insurance costs and an increase in information technology-related expenses.

Interest and Other Income, Net

The increase in interest and other income, net was primarily due to an increase in interest income resulting from our net proceeds from our IPO in June 2018 and our sale of series C redeemable convertible preferred stock in April 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from the sales of redeemable convertible preferred stock and issuance of convertible notes. On June 25, 2018, we completed the IPO of our common stock, pursuant to which we issued and sold 6,666,667 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $89.9 million after deducting underwriting discounts and commissions and other offering expenses. As of September 30, 2018, we had cash and cash equivalents of $159.7 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(29,262)	$(14,031)
Cash used in investing activities	(5,089)	(2,017)
Cash provided by financing activities	142,623	71,486

Net increase in cash and cash equivalents	$108,272	$55,438

Operating Activities

During the nine months ended September 30, 2018, operating activities used $29.3 million of cash, primarily resulting from our net loss of $40.8 million, partially offset by non-cash charges of $8.7 million and cash provided by changes in our operating assets and liabilities of $2.8 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of a $3.8 million increase in accounts payable and accrued expenses and other current liabilities, and a $1.1 million increase in long-term liabilities, all partially offset by an increase of $2.1 million in prepaid expenses and other current assets.

During the nine months ended September 30, 2017, operating activities used $14.0 million of cash, primarily resulting from our net loss of $27.5 million, partially offset by non-cash charges of $11.0 million and cash provided by changes in our operating assets and liabilities of $2.4 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2017 consisted primarily of a $2.7 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by an increase of $0.3 million in prepaid expenses and other current assets.

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses in both periods were generally due to growth in our business and the timing of vendor invoicing and payments. The increase in long-term liabilities was related to deferred rent for our new sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018.

Investing Activities

During the nine months ended September 30, 2018 and 2017, we used $3.3 million and $1.9 million, respectively, to purchase property and equipment. During the nine months ended September 30, 2018 and 2017, we increased our restricted cash by $1.8 million and $0.1 million, respectively, to secure letters of credit related to our sublease agreements.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $142.6 million, consisting primarily of proceeds from our IPO, net of underwriting discounts and commissions, of $93.0 million and net proceeds of $52.2 million from the sale of series C redeemable convertible preferred stock, both partially offset by $2.6 million of payments of IPO costs.

During the nine months ended September 30, 2017, net cash provided by financing activities was $71.5 million, consisting primarily of $6.3 million of the remaining proceeds received in January 2017 from the sale of Series A redeemable convertible preferred stock that we recorded as other receivable as of December 31, 2016, $15.4 million of proceeds from the sale of additional shares of Series A redeemable convertible preferred stock and $49.8 million of net proceeds received from the sale of Series B redeemable convertible preferred stock.

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

As of September 30, 2018, we had cash and cash equivalents of $159.7 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the first quarter of 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Commitments

The following summarizes our principal contractual obligations and commitments as of September 30, 2018 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Our principal contractual obligations and commitments as of December 31, 2017 are described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the SEC on June 21, 2018.

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$57,701	$1,335	$11,031	$11,703	$33,632
Contractual obligations(2)	1,641	1,641	—	—	—

Total	$59,342	$2,976	$11,031	$11,703	$33,632

(1)

In May 2018, we entered into a sublease for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The term of the lease commenced in June 2018 and expires in February 2028. Over the lease term, we are obligated to pay $59.2 million in rental payments. Such remaining payments are reflected in the table above.

(2)

In August 2018, in connection with the sublease agreement entered into in May 2018 for office and laboratory space in Cambridge, Massachusetts, we entered into an agreement for the build-out and customization of this space. Under the agreement, we are obligated to make payments of up to $6.8 million of which $5.2 million has been incurred through September 30, 2018. The remaining payments are reflected in the table above.

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

We have also entered into license and collaboration agreements with third parties, which are in the normal course of business. We have not included future payments under these agreements in the table of contractual obligations above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones, or royalties on net product sales. As of September 30, 2018, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2018 and 2017.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Treasurer, Vice President, Finance), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which may arise in the ordinary course of business. While the outcome of such proceedings cannot be predicted with certainty, as of September 30, 2018, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of bone marrow transplant to more patients, and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, we reported a net loss of $40.8 million, $35.5 million and $9.4 million, respectively. As of September 30, 2018, we had an accumulated deficit of $86.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the United States, the European Union and certain other markets. As of September 30, 2018, we had approximately $159.7 million in cash and cash equivalents. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. For example, we have observed a limited number of serious adverse effects in our Phase II clinical trial of MGTA-456 in blood cancers that were considered to be related to the investigational treatment, and there is no guarantee that we will not see more serious adverse effects in the future. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products.

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

The successful development of biopharmaceuticals and cell-based therapies is highly uncertain.

Successful development of biopharmaceuticals and cell-based therapies is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Bone marrow transplant and cell-based therapies that appear promising in the early phases of development may fail to reach the market for several reasons including:

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. Although we currently carry $10,000,000 of clinical trial insurance, the amount of such insurance coverage may not be adequate, we may be unable to maintain such insurance, or we may not be able to obtain additional or replacement insurance at a reasonable cost, if at all. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

At September 30, 2018, we had $159.7 million of cash and cash equivalents. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2018, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Despite the implementation of security measures, our internal computer systems and those of our future CMOs, future CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. If such a system failure or security breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we may rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including potential lawsuits from patients, collaborators, employees and/or stockholders, and the further development and commercialization of our product candidates could be delayed.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and the diseases our therapeutics are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates, if any. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event, or AE. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable AE reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 60% of our capital stock as of October 31, 2018 following the closing of our initial public offering. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

Use of Proceeds from Initial Public Offering

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

We received aggregate gross proceeds from our initial public offering of approximately $100.0 million, or aggregate net proceeds of approximately $89.9 million after deducting underwriting discounts and commissions and offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates.

As of September 30, 2018, we estimate that we have used approximately $13.0 million of the net proceeds from our initial public offering for clinical development of our product candidates and research activities and for working capital and other general corporate purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. We have invested the remaining net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 21, 2018.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares of Common Stock Repurchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1, 2018 - July 31, 2018	—		—	N/A	N/A
August 1, 2018 - August 31, 2018	46,865	(1)	$0.026	N/A	N/A
September 1, 2018 - September 30, 2018	—		—	N/A	N/A

Total	46,865		$0.026

(1)

Represents shares of restricted common stock of Magenta Therapeutics, Inc. repurchased in connection with the termination of a certain employees’ employment with Magenta Therapeutics, Inc. Under the terms of the applicable restricted stock award agreement, such shares were repurchased by Magenta Therapeutics, Inc. at the amount originally paid by such employees for such shares.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated April 2, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

10.1*	Agreement, dated as of May 31, 2018, by and between the Registrant and The Richmond Group, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGENTA THERAPEUTICS, INC.

Date: November 8, 2018	By:	/s/ Cindy Driscoll
Cindy Driscoll
Treasurer, Vice President, Finance (Principal Financial and Accounting Officer)