Form 10-Q
period 2019-03-31
Magenta Therapeutics, Inc.
filed 2019-05-09
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	MGTA	The Nasdaq Global Market

As of April 30, 2019 there were 33,653,362 shares of Common Stock, $0.001 par value per share, outstanding.

Magenta Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Magenta Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$31,241	$58,345
Marketable securities	96,066	84,225
Prepaid expenses and other current assets	7,770	2,751

Total current assets	135,077	145,321
Restricted cash	1,780	1,780
Property and equipment, net	10,640	10,212
Deferred offering costs	195	—

Total assets	$147,692	$157,313

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,010	$3,492
Accrued expenses and other current liabilities	4,910	6,927

Total current liabilities	7,920	10,419
Deferred rent	5,769	1,246

Total liabilities	13,689	11,665

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 34,406,781 shares and 34,327,554 shares issued and 33,581,975 shares and 33,305,033 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	34	33
Additional paid-in capital	251,488	248,349
Accumulated other comprehensive income (loss)	41	(8)
Accumulated deficit	(117,560)	(102,726)

Total stockholders’ equity	134,003	145,648

Total liabilities and stockholders’ equity	$147,692	$157,313

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$—	$—

Operating expenses:
Research and development	10,537	7,849
General and administrative	5,813	3,457

Total operating expenses	16,350	11,306

Loss from operations	(16,350)	(11,306)
Interest and other income, net	1,516	145

Net loss attributable to common stockholders	$(14,834)	$(11,161)

Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(4.53)

Weighted average common shares outstanding, basic and diluted	33,422,278	2,466,353

Comprehensive loss:
Net loss	$(14,834)	$(11,161)
Other comprehensive income:
Unrealized gains (losses) on marketable securities	49	—

Total other comprehensive income	49	—

Total comprehensive loss	$(14,785)	$(11,161)

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Series A, B and C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	—	$—	33,305,033	$33	$248,349	$(8)	$(102,726)	$145,648
Vesting of restricted stock	—	—	197,715	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	79,227	—	563	—	—	563
Stock-based compensation expense	—	—	—	—	2,577	—	—	2,577
Unrealized gains on marketable securities	—	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	—	(14,834)	(14,834)

Balances at March 31, 2019	—	$—	33,581,975	$34	$251,488	$41	$(117,560)	$134,003

	Series A, B and C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	49,178,527	$92,439	2,351,247	$2	$3,091	$—	$(45,211)	$(42,118)
Vesting of restricted stock	—	—	269,032	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	1,425	—	—	1,425
Net loss	—	—	—	—	—	—	(11,161)	(11,161)

Balances at March 31, 2018	49,178,527	$92,439	2,620,279	$3	$4,515	$—	$(56,372)	$(51,854)

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(14,834)	$(11,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,577	1,425
Depreciation and amortization expense	423	147
Net accretion of discounts on marketable securities	(312)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,019)	(60)
Accounts payable	(658)	1,206
Accrued expenses and other current liabilities	(1,636)	(1,161)
Deferred rent	4,523	—

Net cash used in operating activities	(14,936)	(9,604)

Cash flows from investing activities:
Purchases of property and equipment	(1,251)	(161)
Purchases of marketable securities	(18,980)	—
Maturities of marketable securities	7,500	—

Net cash used in investing activities	(12,731)	(161)

Cash flows from financing activities:
Payments of initial public offering costs	—	(166)
Payments of redeemable convertible preferred stock issuance costs	—	(9)
Proceeds from exercise of common stock options	563	—

Net cash provided by (used in) financing activities	563	(175)

Net decrease in cash, cash equivalents and restricted cash	(27,104)	(9,940)
Cash, cash equivalents and restricted cash at beginning of period	60,125	51,402

Cash, cash equivalents and restricted cash at end of period	$33,021	$41,462

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$1,138	$85
Deferred offering and redeemable convertible preferred share issuance costs included in accounts payable or accrued expenses	$195	$1,221

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

The Company has incurred recurring losses since inception, including net losses of $14.8 million and $57.5 million, respectively, for the three months ended March 31, 2019 and the year ended December 31, 2018. As of March 31, 2019, the Company had an accumulated deficit of $117.6 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual for research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2019 and consolidated results of operations for the three months ended March 31, 2019 and 2018 and consolidated cash flows for the three months ended March 31, 2019 and 2018 have been made. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019 or any other interim period.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. As of March 31, 2019, the Company recorded $0.2 million of deferred offering costs in contemplation of a probable 2019 equity financing. The Company did not record any deferred offering costs as of December 31, 2018.

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

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2019, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities. For the three months ended March 31, 2018, there was no difference between net loss and comprehensive loss.

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

The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2019 and 2018.

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

Recently Adopted Accounting Pronouncements

In June 2018, the Financing Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018,

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance under GAAP and which the Company adopted on January 1, 2019. The Company early adopted ASU 2018-07 effective January 1, 2019 by remeasuring outstanding equity-classified awards issued to non-employees for which a measurement date had not been established as of January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements. The Company elected to estimate the expected term of options utilizing the simplified method for non-employee options that qualify as plain-vanilla options. The Company elected to account for forfeitures for non-employee options as they occur rather than apply an estimated forfeiture rate to stock-based compensation expense.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, which added an optional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effective adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

3. Fair Value of Financial Assets

As of March 31, 2019, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury Notes (due within one year)	$79,690	$30	$(1)	$79,719
Agency Bonds (due within one year)	16,335	12	—	16,347

Total	$96,025	$42	$(1)	$96,066

As of December 31, 2018, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury Notes (due within one year)	$71,944	$5	$(9)	$71,940
Agency Bonds (due within one year)	12,289	1	(5)	12,285

Total	$84,233	$6	$(14)	$84,225

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$31,189	$—	$—	$31,189
Marketable securities:
United States Treasury Notes	—	79,719	—	79,719
Agency Bonds	—	16,347	—	16,347

Total	$31,189	$96,066	$—	$127,255

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$45,725	$—	$—	$45,725
United States Treasury Notes	—	12,488	—	12,488
Marketable securities:
United States Treasury Notes	—	71,940	—	71,940
Agency Bonds	—	12,285	—	12,285

Total	$45,725	$96,713	$—	$142,438

During the three months ended March 31, 2019, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued external research and development expenses	$2,108	$2,619
Accrued payroll and related expenses	1,038	2,526
Accrued professional fees	740	787
Deferred rent, current portion	601	71
Accrued leasehold improvements	190	501
Accrued other	233	423

	$4,910	$6,927

5. Stock-Based Awards

The Company grants stock-based awards under its 2018 Stock Option and Incentive Plan (the “2018 Plan”). The Company also has outstanding stock options under its 2016 Stock Option and Grant Plan (the “2016 Plan”), but is no longer granting awards under this plan. As of March 31, 2019, 2,786,567 shares of common stock were available for issuance under the 2018 Plan.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Grant of Stock Options

During the three months ended March 31, 2019, the Company granted options to certain employees with service-based vesting for the purchase of 1,301,685 shares of common stock with a weighted average grant date fair value of $5.04 per share.

Stock-Based Compensation

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$1,256	$891
General and administrative expenses	1,321	534

	$2,577	$1,425

As of March 31, 2019, total unrecognized compensation cost related to unvested share-based awards was $20.3 million, which is expected to be recognized over a weighted average period of 2.6 years.

Prior to the adoption of ASU 2018-07 on January 1, 2019, as described in Note 2, the Company measured the fair value of stock-based awards granted to non-employees on the date at which the related service was complete. Compensation expense was recognized over the period during which services are rendered by such non-employee consultants until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was remeasured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model for options. Upon the adoption of ASU 2018-07, the Company valued the remaining unvested restricted stock and options issued to non-employees as of January 1, 2019 and is recognizing stock-based compensation over the remaining vesting period.

6. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(14,834)	$(11,161)

Net loss attributable to common stockholders	$(14,834)	$(11,161)

Denominator:
Weighted average common shares outstanding, basic and diluted	33,422,278	2,466,353

Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(4.53)

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Common Stock Equivalents

The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	March 31,
	2019	2018
Stock options to purchase common stock	4,670,165	1,386,577
Unvested restricted common stock	824,806	1,828,188
Redeemable convertible preferred stock (as converted to common stock)	—	19,032,066

	5,494,971	22,246,831

7. Commitments and Contingencies

Leases

In May 2018, the Company entered into a sublease for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease was amended effective March 2019 to increase the lease payments over the lease term and to increase the sublandlord-funded tenant improvements. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company is also obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the leased premises. In connection with the sublease, as amended, the sublandlord agreed to fund up to $5.5 million in tenant improvements to the leased facility and a receivable of $5.5 million and $0.7 million was included in prepaid expenses and other current assets at March 31, 2019 and December 31, 2018, respectively. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the consolidated balance sheets at March 31, 2019 and December 31, 2018.

The tenant improvement allowance and payment escalations specified in the sublease agreement are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of March 31, 2019 and December 31, 2018, the Company had long-term deferred rent of $5.8 million and $1.2 million, respectively, related to lease incentives and payment escalations. As of March 31, 2019 and December 31, 2018, the short-term portion of deferred rent of $0.6 million and $0.1 million, respectively, was included in accrued expenses and other current liabilities. The Company recorded rent expense of $1.5 million and $0.3 million during the three months ended March 31, 2019 and 2018, respectively.

In the fourth quarter of 2018, with the landlord’s consent, the Company entered into two two-year sub-subleases of approximately 27,000 square feet of office space in Cambridge, Massachusetts under which it will receive $4.5 million of payments over the sub-sublease term.

As of March 31, 2019, the future minimum lease payments due under the noncancelable operating lease is as follows (in thousands):

Remainder of 2019 (nine months)	$4,169
2020	5,782
2021	6,072
2022	6,375
2023	6,734
Thereafter	32,000

$61,132

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Collaboration Agreement

In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company may pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. During the three months ended March 31, 2019 and 2018, the Company recorded $0.4 million and $0.7 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support.

Intellectual Property Licenses

In November 2016, the Company entered into a license agreement with the President and Fellows of Harvard College (“Harvard”) for an exclusive, worldwide, royalty-bearing license for certain technologies related to conditioning and mobilization. In consideration for these rights the Company paid Harvard an upfront fee of $0.1 million and reimbursed Harvard $0.3 million for costs incurred by Harvard related to the patented technology, which amounts were recorded as research and development expense during the year ended December 31, 2016. The Company also issued 385,063 shares of common stock in connection with the license agreement. The fair value of the shares of $0.3 million as of the issuance date was recorded as research and development expense during the year ended December 31, 2016. The Company is obligated to pay Harvard maintenance fees of less than $0.1 million annually through 2019 and $0.1 million annually thereafter and to reimburse qualified expenses related to the patents. The Company is also obligated to pay milestone payments of up to $7.4 million for the first two licensed products upon the achievement of certain development and regulatory milestones and to pay royalties on a product-by-product and country-by-country basis on net sales of products licensed under the agreement. During the three months ended March 31, 2019, the Company recorded $0.1 million of research and development expenses related to the achievement of one of these milestones.

In April 2017, the Company entered into a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) to use and develop certain patent rights (the “Novartis License”). Under the Novartis License, the Company was granted an exclusive, worldwide, sublicensable license to research, develop and commercialize certain licensed products that contain Novartis compounds for the expansion of cord blood derived non-gene-edited/-modified hematopoietic stem cells. In consideration for these rights, the Company issued 2,500,000 shares of Series A redeemable convertible preferred stock and 643,550 shares of Series B redeemable convertible preferred stock to Novartis. The total fair value of the shares of $9.3 million as of the issuance date was recorded as research and development expense during the year ended December 31, 2017. The Company is obligated to make payments of up to $177.0 million upon the achievement of specified clinical and regulatory milestones and up to $125.0 million upon the achievement of specified commercial milestones and to pay tiered royalties, on a product-by-product and country-by-country basis, up to a maximum of 20% on net sales of products licensed under the agreement. As of March 31, 2019, no milestones related to the Novartis License have been met.

The Company has agreements with third parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies, it may be subject to additional fees and milestone payments. During the three months ended March 31, 2019 and 2018, the Company did not exercise its rights to the license of certain developed technologies under these agreements.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2019 and December 31, 2018.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

8. 401(k) Savings Plan

The Company has a 401(k) available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the board of directors of the Company. To date, the Company has not made any contributions to the plan.

9. Related Parties

Be The Match BioTherapies, LLC

Effective March 2018, the President of Be The Match BioTherapies, LLC became a member of the Company’s board of directors. The Company has a collaboration agreement with Be The Match BioTherapies, LLC and a research agreement with an affiliated organization, Center for International Blood and Marrow Transplant Research. During the three months ended March 31, 2019 and 2018, the Company recorded less than $0.1 million and $0.2 million, respectively, to research and development expenses and less than $0.1 million during each of the three months ended March 31, 2019 and 2018 to general and administrative expenses and made payments of $0.4 million and $0.2 million, respectively, related to these agreements. As of March 31, 2019 and December 31, 2018, amounts on the balance sheet related to these agreements was less than $0.1 million and $0.4 million, respectively, which were included in accounts payable and accrued expenses and other current liabilities.

10. Subsequent Event

In May 2019, the Company issued and sold 4,887,500 shares of its common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on public offering at a public offering price of $13.25 per share, resulting in net proceeds of $60.9 million after underwriting discounts and commission but before other offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q of Magenta Therapeutics, Inc. (the “Company”) contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any express or implied statements that do not relate to historical or current facts or matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “seeks,” “endeavor,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements appear in a number of places in this Quarterly Report on Form 10-Q and include, but are not limited to, statements about:

•	the timing and the success of clinical trials of MGTA-456, MGTA-145 and any other product candidates;

•	the outcomes of our preclinical studies, including under our C200 program;

•	our ability to enroll patients in our clinical trials at the pace that we project;

•	whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for MGTA-456, MGTA-145 or any other product candidates we may develop;

•	our ability to establish clinical programs moving forward in multiple indications by 2020, with a rapidly advancing portfolio and sustainable platform;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	our ability to obtain, including on an expedited basis, and maintain regulatory approval of MGTA-456, MGTA-145 or any other product candidates we may develop;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	our expectation that our existing capital resources will be sufficient to enable us to fund our planned development of MGTA-456, MGTA-145 and any other product candidates we may identify and pursue;

•	the benefits of the use of MGTA-456, MGTA-145 or any other product candidate, if approved;

•	our ability to successfully commercialize MGTA-456, MGTA-145 or any other product candidates we may identify and pursue, if approved;

•	our ability to successfully find collaborators for E478 or any of our current and future programs and product candidates;

•	the rate and degree of market acceptance of MGTA-456, MGTA-145 or any other product candidates we may identify and pursue;

•	our ability to obtain orphan drug designation for any of our product candidates we may identify;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•

our ability to manufacture MGTA-456, MGTA-145 or any other product candidate in conformity with the U.S. Food and Drug Administration’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;

•	our ability to successfully build a specialty sales force and commercial infrastructure;

•	our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue and treatment modalities that we develop;

•	our reliance on third parties to conduct our clinical trials;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	our ability to retain and recruit key personnel;

•	our ability to obtain and maintain intellectual property protection for MGTA-456, MGTA-145 or any other product candidates we may identify and pursue;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the time during which we will continue to be an emerging growth company or smaller reporting company as defined in federal securities regulations;

•	our financial performance; and

•	developments and projections relating to our competitors or our industry.

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

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, and undertaking preclinical studies, and in the case of MGTA-456 and MGTA-145, clinical trials. We do not have any products approved for sale and have not generated any revenue from product sales.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $14.8 million and $57.5 million, respectively, for the three months ended March 31, 2019 and the year ended December 31, 2018. As of March 31, 2019, we had an accumulated deficit of $117.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

•

continue enrollment in our Phase 2 clinical trial of MGTA-456 in patients with inherited metabolic disorders, the Phase 2 clinical trial of MGTA-456 in patients with blood cancer and our Phase 1 clinical trial of MGTA-145 in healthy subjects;

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

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $127.3 million. We believe that the net proceeds from our offering in May 2019, described below, together with our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. See “—Liquidity and Capital Resources.”

Recent Developments

In April 2019, we announced that we had dosed the first subjects in a Phase 1 clinical trial of MGTA-145, a biologic chemokine factor that we are developing as a first-line therapy for stem cell-mobilization.

In May 2019, we issued and sold 4,887,500 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on public offering at a public offering price of $13.25 per share, resulting in net proceeds of $60.9 million after underwriting discounts and commission but before other offering expenses.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with continuing to operate as a public company.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K, on file with the SEC, the following involve the most judgment and complexity:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	10,537	7,849	2,688
General and administrative	5,813	3,457	2,356

Total operating expenses	16,350	11,306	5,044

Loss from operations	(16,350)	(11,306)	(5,044)
Interest and other income, net	1,516	145	1,371

Net loss	$(14,834)	$(11,161)	$(3,673)

Research and Development Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$2,016	$2,797	$(781)
Mobilization	798	437	361
Expansion	1,267	866	401
GvHD	175	228	(53)
Unallocated expenses:
Personnel related (including stock-based compensation)	3,267	1,918	1,349
Consultant fees	558	775	(217)
Facility related and other	2,456	828	1,628

Total research and development expenses	$10,537	$7,849	$2,688

Expenses related to our conditioning program decreased primarily as a result of higher costs incurred in the prior year related to our collaboration agreement with Heidelberg Pharma Research GmbH for target-specific development option fees. The increase in expenses related to our mobilization program was due to an increase in preclinical costs to support our Investigational New Drug-

enabling studies as well as start-up and manufacturing costs to support our MGTA-145 Phase 1 clinical trial, which was initiated in April 2019. Expenses related to our expansion program increased primarily due to higher manufacturing costs to support the investigator-initiated Phase 2 clinical trial of MGTA-456 in patients with blood cancers that was initiated in December 2018 and in preparation for planned additional clinical trials.

The increase in personnel related costs included in unallocated expenses was due to an increase in headcount and stock-based compensation expense in our research and development function. Personnel related costs for the three months ended March 31, 2019 and 2018 included stock-based compensation expense of $0.8 million and $0.2 million, respectively. The increase in facility related and other costs was primarily due to higher facility costs related to the sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018.

General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,987	$1,814	$1,173
Professional and consultant fees	1,528	1,149	379
Facility related and other	1,298	494	804

Total general and administrative expenses	$5,813	$3,457	$2,356

The increase in personnel related costs was primarily a result of an increase in stock-based compensation expense and an increase in headcount. Personnel related costs for the three months ended March 31, 2019 and 2018 included stock-based compensation expense of $1.3 million and $0.5 million, respectively. The increase in professional and consultant fees was primarily due to an increase in costs associated with operating as a public company. The increase in facility related and other costs was primarily due to higher facility costs related to the sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018, as well as director and officer insurance costs.

Interest and Other Income, Net

The increase in interest and other income, net was primarily due to an increase in interest income of $0.7 million resulting from the investment of our net proceeds from our IPO in June 2018 and our sale of series C redeemable convertible preferred stock in April 2018. In addition, the increase was due to $0.7 million of rental income from the sublease of a portion of our Cambridge, Massachusetts facility to another company.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. On June 25, 2018, we completed the IPO of our common stock, pursuant to which we issued and sold 6,666,667 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $89.9 million after deducting underwriting discounts and commissions and other offering expenses. Prior to our IPO, we had funded our operations primarily with proceeds from the sales of redeemable convertible preferred stock and issuance of convertible notes.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(14,936)	$(9,604)
Cash used in investing activities	(12,731)	(161)
Cash provided by (used in) financing activities	563	(175)

Net decrease in cash, cash equivalents and restricted cash	$(27,104)	$(9,940)

Operating Activities

During the three months ended March 31, 2019, operating activities used $14.9 million of cash, primarily resulting from our net loss of $14.8 million and net cash used by changes in our operating assets and liabilities of $2.8 million, partially offset by non-cash charges of $2.7 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of an increase of $5.0 million in prepaid expenses and other current assets and an increase of $2.3 million in accounts payable and accrued expenses and other current liabilities, both partially offset by a $4.5 million increase in long-term deferred rent. During the three months ended March 31, 2018, operating activities used $9.6 million of cash, primarily resulting from our net loss of $11.2 million, partially offset by non-cash charges of $1.6 million.

Changes in accounts payable, accrued expenses and other current liabilities in both periods were generally due to growth in our business and the timing of vendor invoicing and payments. The increase in prepaid expense and other current assets and deferred rent was primarily due to the lease incentive receivable from the landlord related to our sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018.

Investing Activities

During the three months ended March 31, 2019, net cash used in investing activities was primarily attributable to net purchases of marketable securities of $11.5 million and purchases of property and equipment of $1.3 million. During the three months ended March 31, 2018, we used $0.2 million to purchase property and equipment.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $0.6 million, consisting of proceeds from the exercise of stock options. During the three months ended March 31, 2018, net cash used by financing activities was $0.2 million, consisting primarily of payments of initial public offering costs.

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

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $127.3 million. We believe that the net proceeds from our offering in May 2019, together with our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Commitments

Effective March 2019, our sublease for office and laboratory space in Cambridge, Massachusetts was amended whereby the sublease payments increased by $6.1 million over the term of the sublease. In connection with this amendment, the sublandlord agreed to fund an additional $4.9 million in tenant improvements to the leased facility.

During the three months ended March 31, 2019, there were no other material changes to our contractual obligations and commitments described in our Annual Report on Form 10-K, as filed with the SEC.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Our cash, cash equivalents, and marketable securities as of March 31, 2019 consisted of cash, money market funds and U.S. government securities. We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019 and 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Operating and Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the Securities and Exchange Commission, or SEC, in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impact our business, prospects, financial condition and results of operations.

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K for the year ended December 31, 2018 filed with the SEC on March 19, 2019.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of stem cell transplant to more patients and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, we reported a net loss of $14.8 million, $57.5 million and $35.5 million, respectively. As of March 31, 2019, we had an accumulated deficit of $117.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash (including the net proceeds from our initial public offering, or IPO) to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the United States, the European Union and certain other markets. As of March 31, 2019, we had approximately $127.3 million in cash, cash equivalents and marketable securities. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop or may in-license;

•	the terms of any collaboration agreements we may choose to conclude;

•

the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, the European Medical Agency, or EMA, and other comparable foreign regulatory authorities;

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

We are an early-stage company. We were founded and commenced operations in June 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, and undertaking preclinical studies, and in the case of MGTA-456 and MGTA-145, clinical trials. Aside from MGTA-456 and MGTA-145, all of our research programs and product candidates are still in the preclinical or research stage of development, and their risk of failure is high. We have not yet demonstrated an ability to initiate or successfully complete any clinical trials (other than for MGTA-456 and MGTA-145), including large-scale, pivotal clinical trials; obtain marketing approvals; manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf; or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses generated after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of the TCJA and other changes in tax laws on an investment in our common stock.

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

Risks Related to Product Development and Regulatory Approval

We are very early in our development efforts. All but two of our product candidates, MGTA-456 and MGTA-145, are still in preclinical development. If we are unable to advance our product candidates to obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and all but two of our product candidates, MGTA-456 and MGTA-145, are still in preclinical development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

•

effective Investigational New Drug applications, or INDs, or Clinical Trial Authorizations, or CTAs, that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. For example, we have observed a limited number of serious adverse events in the Phase 2 clinical trial of MGTA-456 in blood cancers that were considered to be related to the investigational treatment, and there is no guarantee that we will not see more serious adverse events in the future. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products.

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

With the exception of MGTA-456 and MGTA-145, our other product candidates are still in the preclinical development stage, and their risk of failure is high. It is impossible to predict when or if any of our programs will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of any of our future product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

As a company, we have never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all future NDA or BLAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any current or future product candidates. If the FDA does not approve any future NDAs or BLAs, it may require that we conduct additional costly clinical, preclinical or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or BLA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing MGTA-456, MGTA-145 or any other product candidate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.

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

If we are successful at obtaining regulatory approval for MGTA-456, MGTA-145 or any of our other product candidates, regulatory agencies in the United States and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical trials that are expensive and time-consuming to conduct. In particular, therapeutic products administered for the treatment of certain inherited metabolic diseases, such as Hurler syndrome and leukodystrophies, are likely to require extensive follow-up studies and close monitoring of patients after regulatory approval has been granted, for any signs of adverse effects that occur over a long period of time. These studies may be expensive and time-consuming to conduct and may reveal side effects or other harmful effects in patients that use our therapeutic products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling, additional postmarket studies or clinical trials, imposition of distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS, or withdrawal of the product from the market, which would cause our revenue to decline.

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

We plan to seek a Breakthrough Therapy Designation for our product candidates if the clinical data support such a designation for one or more product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.

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

*A regenerative medicine advanced therapy, or RMAT, designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek an RMAT designation for some of our product candidates if the clinical data support such a designation for one or more product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. A BLA for an RMAT may be eligible for priority review or accelerated approval. An RMAT may be eligible for priority review if it treats a serious condition, and, if approved would provide a significant improvement in the safety or effectiveness of the treatment of the condition. An RMAT may be eligible for accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

Designation as an RMAT is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a RMAT, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track Designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track Designation does not assure any such qualification or ultimate marketing approval by the FDA. Receipt of Fast Track Designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Fast Track Designation at any time. We may seek Fast Track Designation for MGTA-456, MGTA-145 or any other product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates.

We may seek priority review designation for MGTA-456, MGTA-145 or any other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates, however, we cannot assume that MGTA-456, MGTA-145 or any other product candidates will meet the criteria for that designation. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials, and such results do not guarantee approval of a product candidate by regulatory authorities.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for their product candidates. Even if we complete clinical development of MGTA-456, MGTA-145 or any other product candidates, there can be no assurance that the FDA, EMA, or other regulatory authorities will approve MGTA-456, MGTA-145 or any other product candidates for marketing.

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

Third-party manufacturers and any third-party collaborators may be unable to successfully scale-up manufacturing of MGTA-456, MGTA-145 or our other current or future product candidates in sufficient quality and quantity, which would delay or prevent us from developing MGTA-456, MGTA-145 or any other product candidates and commercializing approved products, if any.

In order to conduct clinical trials of MGTA-456, MGTA-145 and our other current and future product candidates, we will need to work with third-party manufacturers to manufacture them in sufficient quantities. Our manufacturing partners or our third-party collaborators may be unable to successfully increase the manufacturing capacity of MGTA-456, MGTA-145 and our other current or future product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners or collaborators are unable to successfully scale up the manufacture of our current or future product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

The collection and use of personal health data in the European Union is governed by the provisions of the Data Protection Directive, and as of May 2018, the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

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

As of March 31, 2019, we had 62 full time employees. As our development, manufacturing and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As has been widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At March 31, 2019, we had $127.3 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

As of December 31, 2018, we had net operating loss carryforwards for federal income tax purposes of $40.6 million, of which $17.5 million begin to expire in 2035 and $23.1 million can be carried forward indefinitely. As of December 31, 2018, we had net operating loss carryforwards for state income tax purposes of $40.8 million which begin to expire in 2035. As of December 31, 2018, we also had available research and orphan drug tax credit carryforwards for federal and state income tax purposes of $3.4 million and $0.8 million, respectively, which begin to expire in 2035 and 2030, respectively. Utilization of the net operating loss carryforwards and research and orphan drug tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Code due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If an ownership change has occurred or does occur in the future, the amount of net operating loss and tax credit carryforwards presented in our financial statements could be limited or expire unutilized.

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

We also face competition in our conditioning programs from Actinium Pharmaceuticals, Inc., Stanford University, Forty Seven, Inc. and Molecular Templates, Inc., and in our post-transplant complications program (GvHD) from Bellicum Pharmaceuticals, Inc., Kiadis Pharma NV, Abbvie Inc. and Incyte Corporation. Additionally, BioLineRx Ltd. is a competitor in our mobilization program.

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

The trading price of our common stock may be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the purchase price and you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including:

•	the success of existing or new competitive products or technologies;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	the timing and results of preclinical studies for any of our product candidates;

•	the timing and results of clinical trials of MGTA-456, MGTA-145 and any other product candidates;

•	commencement or termination of collaborations for E478 or any of our current and future programs and product candidates;

•	failure or discontinuation of any of our development programs;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results or development timelines;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or other stockholders;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	disruptions to political, governmental or regulatory systems, including shutdowns of the government and its agencies;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for biopharmaceutical companies, which have experienced significant stock price volatility in recent years.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 72% of our capital stock as of March 31, 2019. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law, which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent someone from acquiring us or merging with us, whether or not it is desired by, or beneficial to, our stockholders. This could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in the best interest of our stockholders. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds from Initial Public Offering

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

As of March 31, 2019, we estimate that we have used approximately $41 million of the net proceeds from our initial public offering for clinical development of our product candidates and research activities and for working capital and other general corporate purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. We have invested the remaining net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 21, 2018.

(c) Issuer Purchases of Equity Securities

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated April 2, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

10.1	Letter Agreement by and between the Registrant and Heidelberg Pharma Research GmbH, effective as of February 28, 2019, relating to the Exclusive Research, Development Option and License Agreement by and between the Registrant and Heidelberg Pharma GmbH, dated as of March 1, 2018 (Incorporated by reference to Exhibit 10.12.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-231097) filed with the Securities and Exchange Commission on April 29, 2019).

10.2	First Amendment to Sublease by and between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated as of December 13, 2018 (Incorporated by reference to Exhibit 10.14.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-231097) filed with the Securities and Exchange Commission on April 29, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGENTA THERAPEUTICS, INC.

Date: May 9, 2019	By:	/s/ Jason Ryan
Jason Ryan
Chief Operating and Financial Officer (Principal Financial and Accounting Officer)