Form 10-Q
period 2019-06-30
Magenta Therapeutics, Inc.
filed 2019-08-08
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38541

Magenta Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-0724163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Technology Square Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

(857) 242-0170

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	MGTA	The Nasdaq Global Market

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

As of July 31, 2019 there were 38,767,292 shares of Common Stock, $0.001 par value per share, outstanding.

Magenta Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Magenta Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$33,111	$58,345
Marketable securities	139,162	84,225
Prepaid expenses and other current assets	10,740	2,751

Total current assets	183,013	145,321
Restricted cash	1,780	1,780
Property and equipment, net	10,648	10,212

Total assets	$195,441	$157,313

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,349	$3,492
Accrued expenses and other current liabilities	7,591	6,927

Total current liabilities	9,940	10,419
Deferred rent	5,945	1,246

Total liabilities	15,885	11,665

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 39,338,100 shares and 34,327,554 shares issued and 38,710,858 shares and 33,305,033 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	39	33
Additional paid-in capital	314,646	248,349
Accumulated other comprehensive income (loss)	139	(8)
Accumulated deficit	(135,268)	(102,726)

Total stockholders’ equity	179,556	145,648

Total liabilities and stockholders’ equity	$195,441	$157,313

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	13,433	9,683	23,970	17,532
General and administrative	5,905	4,342	11,718	7,799

Total operating expenses	19,338	14,025	35,688	25,331

Loss from operations	(19,338)	(14,025)	(35,688)	(25,331)
Interest and other income, net	1,630	365	3,146	510

Net loss	(17,708)	(13,660)	(32,542)	(24,821)
Accretion of redeemable convertible preferred stock to redemption value	—	(88)	—	(88)

Net loss attributable to common stockholders	$(17,708)	$(13,748)	$(32,542)	$(24,909)

Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(3.13)	$(0.93)	$(7.25)

Weighted average common shares outstanding, basic and diluted	36,662,562	4,391,363	35,051,371	3,434,175

Comprehensive loss:
Net loss	$(17,708)	$(13,660)	$(32,542)	$(24,821)
Other comprehensive income:
Unrealized gains on marketable securities	98	—	147	—

Total other comprehensive income	98	—	147	—

Total comprehensive loss	$(17,610)	$(13,660)	$(32,395)	$(24,821)

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Series A, B and C
	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	—	$—	33,305,033	$33	$248,349	$(8)	$(102,726)	$145,648
Vesting of restricted stock	—	—	197,715	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	79,227	—	563	—	—	563
Stock-based compensation expense	—	—	—	—	2,577	—	—	2,577
Unrealized gains on marketable securities	—	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	—	(14,834)	(14,834)

Balances at March 31, 2019	—	$—	33,581,975	$34	$251,488	$41	$(117,560)	$134,003
Issuance of common stock upon public offering net of underwriting discounts, commissions and offering costs	—	—	4,887,500	5	60,271	—	—	60,276
Vesting of restricted stock	—	—	197,564	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	43,819	—	287	—	—	287
Stock-based compensation expense	—	—	—	—	2,600	—	—	2,600
Unrealized gains on marketable securities	—	—	—	—	—	98	—	98
Net loss	—	—	—	—	—	—	(17,708)	(17,708)

Balances at June 30, 2019	—	$—	38,710,858	$39	$314,646	$139	$(135,268)	$179,556

	Series A, B and C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	49,178,527	$92,439	2,351,247	$2	$3,091	$—	$(45,211)	$(42,118)
Vesting of restricted stock	—	—	269,032	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	1,425	—	—	1,425
Net loss	—	—	—	—	—	—	(11,161)	(11,161)

Balances at March 31, 2018	49,178,527	$92,439	2,620,279	$3	$4,515	$—	$(56,372)	$(51,854)
Issuance of Series C redeemable convertible preferred stock, net of issuance cost of $88	11,223,102	52,212	—	—	—	—	—	—
Accretion of Series C redeemable convertible preferred stock to redemption value	—	88	—	—	(88)	—	—	(88)
Conversion of preferred stock to common stock	(60,401,629)	(144,739)	23,375,405	23	144,716	—	—	144,739
Issuance of common stock upon initial public offering net of underwriting discounts, commissions and offering costs	—	—	6,666,667	7	90,022	—	—	90,029
Vesting of restricted stock	—	—	226,705	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,051	—	—	3,051
Net loss	—	—	—	—	—	—	(13,660)	(13,660)

Balances at June 30, 2018	—	$—	32,889,056	$33	$242,216	$—	$(70,032)	$172,217

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(32,542)	$(24,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,177	4,476
Depreciation and amortization expense	875	307
Loss on disposal of property and equipment	—	2
Net accretion of discounts on marketable securities	(614)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,989)	(1,392)
Accounts payable	(430)	995
Accrued expenses and other current liabilities	855	924
Deferred rent	4,699	796

Net cash used in operating activities	(29,969)	(18,713)

Cash flows from investing activities:
Purchases of property and equipment	(2,377)	(846)
Proceeds from sale of property and equipment	—	12
Purchases of marketable securities	(94,176)	—
Maturities of marketable securities	40,000	—

Net cash used in investing activities	(56,553)	(834)

Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	60,874	93,000
Proceeds from issuance of redeemable convertible preferred stock	—	52,300
Payments of public offering costs	(436)	(1,858)
Payments of redeemable convertible preferred stock issuance costs	—	(88)
Proceeds from exercise of common stock options	850	—

Net cash provided by financing activities	61,288	143,354

Net increase (decrease) in cash, cash equivalents and restricted cash	(25,234)	123,807
Cash, cash equivalents and restricted cash at beginning of period	60,125	51,567

Cash, cash equivalents and restricted cash at end of period	$34,891	$175,374

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$472	$431
Deferred offering and redeemable convertible preferred share issuance costs included in accounts payable and accrued expenses	$162	$1,113
Conversion of redeemable convertible preferred stock to common stock	$—	$144,739
Accretion of redeemable convertible preferred stock to redemption value	$—	$88

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

In June 2018, the Company completed its initial public offering (“IPO”) pursuant to which it issued and sold 6,666,667 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $89.9 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of common stock.

In May 2019, the Company issued and sold 4,887,500 shares of its common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on public offering at a public offering price of $13.25 per share, resulting in net proceeds of $60.3 million after underwriting discounts and commission and other offering expenses.

The Company has incurred recurring losses since inception, including net losses of $32.5 million and $57.5 million for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. As of June 30, 2019, the Company had an accumulated deficit of $135.3 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

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

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

financial statements include, but are not limited to, the accrual for research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2019 and consolidated results of operations for the three and six months ended June 30, 2019 and 2018 and consolidated cash flows for the six months ended June 30, 2019 and 2018, have been made. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019 or any other interim period.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2019, the Company’s only element of other comprehensive loss was unrealized gains on marketable securities. For the three and six months ended June 30, 2018, there was no difference between net loss and comprehensive loss.

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

In June 2018, upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 23,375,405 shares of the Company’s common stock. Subsequent to the IPO, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their affect is anti-dilutive.

The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2019 and 2018.

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

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, which added an optional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effective adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company expects that the adoption of the new leasing standards will result in the recognition of material right-of-use assets and lease liabilities on the consolidated balance sheets but does not expect it to have a material impact on its results of operations or cash flows.

3. Fair Value of Financial Assets

As of June 30, 2019, marketable securities by security type consisted of (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States Treasury Notes (due within one year)	$45,895	$27	$—	$45,922
Agency Bonds (due within one year)	93,128	112	—	93,240

Total	$139,023	$139	$—	$139,162

As of December 31, 2018, marketable securities by security type consisted of (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States Treasury Notes (due within one year)	$71,944	$5	$(9)	$71,940
Agency Bonds (due within one year)	12,289	1	(5)	12,285

Total	$84,233	$6	$(14)	$84,225

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$33,506	$—	$—	$33,506
Marketable securities:
United States Treasury Notes	—	45,922	—	45,922
Agency Bonds	—	93,240	—	93,240

Total	$33,506	$139,162	$—	$172,668

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$45,725	$—	$—	$45,725
United States Treasury Notes	—	12,488	—	12,488
Marketable securities:
United States Treasury Notes	—	71,940	—	71,940
Agency Bonds	—	12,285	—	12,285

Total	$45,725	$96,713	$—	$142,438

During the three and six months ended June 30, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued external research and development expenses	$4,011	$2,619
Accrued payroll and related expenses	1,567	2,526
Accrued professional fees	762	787
Deferred rent, current portion	601	71
Accrued property and equipment	396	713
Accrued other	254	211

	$7,591	$6,927

5. Stock-Based Awards

2018 Stock Option and Incentive Plan

The Company grants stock-based awards under its 2018 Stock Option and Incentive Plan (the “2018 Plan”). The Company also has outstanding stock options under its 2016 Stock Option and Grant Plan (the “2016 Plan”) but is no longer granting awards under this plan. As of June 30, 2019, 2,499,293 shares of common stock were available for issuance under the 2018 Plan.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

2019 Employee Stock Purchase Plan

The Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company on April 18, 2019, subject to the approval of stockholders, and became effective following stockholder approval on June 7, 2019. An aggregate of 166,525 shares were reserved for issuance under the ESPP. In addition, on January 1, 2020 and each January 1 thereafter through January 1, 2029, the number of shares available for issuance shall be cumulatively increased by the least of (i) one percent (1%) of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 1,000,000 shares and (iii) such number of shares as determined by the Compensation Committee. As of June 30, 2019, no shares have been issued under the ESPP and 166,525 shares remained available for issuance.

Grant of Stock Options

During the six months ended June 30, 2019, the Company granted options to certain employees and directors with service-based vesting for the purchase of 1,610,566 shares of common stock with a weighted average grant date fair value of $5.94 per share.

Stock-Based Compensation

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses	$1,268	$1,699	$2,524	$2,590
General and administrative expenses	1,332	1,352	2,653	1,886

	$2,600	$3,051	$5,177	$4,476

As of June 30, 2019, total unrecognized compensation cost related to unvested share-based awards was $20.6 million, which is expected to be recognized over a weighted average period of 2.4 years.

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

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(17,708)	$(13,660)	$(32,542)	$(24,821)
Accretion of redeemable convertible preferred stock to redemption value	—	(88)	—	(88)

Net loss attributable to common stockholders	$(17,708)	$(13,748)	$(32,542)	$(24,909)

Denominator:
Weighted average common shares outstanding, basic and diluted	36,662,562	4,391,363	35,051,371	3,434,175

Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(3.13)	$(0.93)	$(7.25)

The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of June 30,
	2019	2018
Stock options to purchase common stock	4,913,620	3,247,996
Unvested restricted common stock	627,242	1,481,211
Options to purchase additional shares of common stock granted to the underwriters in connection with the IPO	—	1,000,000

	5,540,862	5,729,207

7. Commitments and Contingencies

Leases

In May 2018, the Company entered into a sublease for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease was amended effective March 2019 to increase the lease payments over the lease term and to increase the sublandlord-funded tenant improvements. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company is also obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the leased premises. In connection with the sublease, as amended, the sublandlord agreed to fund up to $5.5 million in tenant improvements to the leased facility and a receivable of $5.5 million and $0.7 million was included in prepaid expenses and other current assets at June 30, 2019 and December 31, 2018, respectively. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the consolidated balance sheets at June 30, 2019 and December 31, 2018.

The tenant improvement allowance and payment escalations specified in the sublease agreement are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of June 30, 2019 and December 31, 2018, the Company had long-term deferred rent of $5.9 million and $1.2 million, respectively, related to lease incentives and payment escalations. As of June 30, 2019 and December 31, 2018, the short-term portion of deferred rent of $0.6 million and $0.1 million, respectively, was included in accrued expenses and other current liabilities. The Company recorded rent expense of $1.6 million and $0.8 million during the three months ended June 30, 2019 and 2018, respectively, and $3.1 million and $1.1 million during the six months ended June 30, 2019 and 2018, respectively.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In the fourth quarter of 2018, with the landlord’s consent, the Company entered into two two-year sub-subleases of approximately 27,000 square feet of office space in Cambridge, Massachusetts under which it will receive $4.5 million of rent payments over the sub-sublease term.

As of June 30, 2019, the future minimum lease payments due under the noncancelable operating lease is as follows (in thousands):

Remainder of 2019 (six months)	$2,809
2020	5,782
2021	6,072
2022	6,375
2023	6,734
Thereafter	32,000

$59,772

Collaboration Agreement

In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company may pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. During the three months ended June 30, 2019 and 2018, the Company recorded less than $0.1 million and $0.1 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support. During the six months ended June 30, 2019 and 2018, the Company recorded $0.4 million and $0.8 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support.

Intellectual Property Licenses

In November 2016, the Company entered into a license agreement with the President and Fellows of Harvard College (“Harvard”) for an exclusive, worldwide, royalty-bearing license for certain technologies related to conditioning and mobilization. In consideration for these rights the Company paid Harvard an upfront fee of $0.1 million and reimbursed Harvard $0.3 million for costs incurred by Harvard related to the patented technology, which amounts were recorded as research and development expense during the year ended December 31, 2016. The Company also issued 385,063 shares of common stock in connection with the license agreement. The fair value of the shares of $0.3 million as of the issuance date was recorded as research and development expense during the year ended December 31, 2016. The Company is obligated to pay Harvard maintenance fees of less than $0.1 million annually through 2019 and $0.1 million annually thereafter and to reimburse qualified expenses related to the patents. The Company is also obligated to pay milestone payments of up to $7.4 million for the first two licensed products upon the achievement of certain development and regulatory milestones and to pay royalties on a product-by-product and country-by-country basis on net sales of products licensed under the agreement. During the six months ended June 30, 2019, the Company recorded $0.1 million of research and development expenses related to the achievement of one of these milestones.

In April 2017, the Company entered into a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) to use and develop certain patent rights (the “Novartis License”). Under the Novartis License, the Company was granted an exclusive, worldwide, sublicensable license to research, develop and commercialize certain licensed products that contain Novartis compounds for the expansion of cord blood derived non-gene-edited/-modified hematopoietic stem cells. In consideration for these rights, the Company issued 2,500,000 shares of Series A redeemable convertible preferred stock and 643,550 shares of Series B redeemable convertible preferred stock to Novartis. The total fair value of the shares of $9.3 million as of the issuance date was recorded as research and development expense during the year ended December 31, 2017. The Company is obligated to make payments of up to

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

$177.0 million upon the achievement of specified clinical and regulatory milestones and up to $125.0 million upon the achievement of specified commercial milestones and to pay tiered royalties, on a product-by-product and country-by-country basis, up to a maximum of 20% on net sales of products licensed under the agreement. As of June 30, 2019, no milestones related to the Novartis License have been met.

The Company has agreements with third parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies, it may be subject to additional fees and milestone payments. During the three months and six months ended June 30, 2019 and 2018, the Company did not exercise its rights to the license of certain developed technologies under these agreements.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2019 and December 31, 2018.

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

9. Related Parties

National Marrow Donor Program (as successor in interest to Be The Match BioTherapies, LLC)

Effective March 2018, the President of Be The Match BioTherapies, LLC became a member of the Company’s board of directors. The Company has a collaboration agreement with the National Marrow Donor Program (as successor in interest to Be The Match BioTherapies, LLC) and a research agreement with an affiliated organization, Center for International Blood and Marrow Transplant Research. During the three months ended June 30, 2019, the Company recorded less than $0.1 million to research and development expenses and during the three months ended June 30, 2019 and 2018 recorded less than $0.1 million and $0.1 million, respectively, to general and administrative expenses and made payments of less than $0.1 million and $0.2 million, respectively, related to these agreements. There were no amounts recorded to research and development during the three months ended June 30, 2018 related to these agreements. During the six months ended June 30, 2019 and 2018, the Company recorded less than $0.1 million and $0.2 million to research and development expenses, respectively, and during each of the six months ended June 30, 2019 and 2018, recorded $0.1 million to general and administrative expenses and made payments of $0.4 million related to these agreements. As of June 30, 2019, there were no amounts on the balance sheet related to these agreements. As of December 31, 2018, amounts on the balance sheet related to these agreements were $0.4 million, which were included in accounts payable and accrued expenses and other current liabilities.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, as well as our other reports filed with the Securities and Exchange Commission, or the SEC, which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

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

In June 2018, we completed an initial public offering, or IPO, of our common stock, pursuant to which we issued and sold 6,666,667 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $89.9 million after deducting underwriting discounts and commissions and other offering expenses. In May 2019, we issued and sold 4,887,500 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on public offering at a public offering price of $13.25 per share, resulting in net proceeds of $60.3 million after underwriting discounts and commission and other offering expenses. Prior to our common stock offerings, we funded our operations primarily with proceeds from the sales of redeemable convertible preferred stock and issuance of convertible notes.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $32.5 million and $57.5 million, respectively, for the six months ended June 30, 2019 and the year ended December 31, 2018. As of June 30, 2019, we had an accumulated deficit of $135.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

•

continue enrollment in our Phase 2 clinical trial of MGTA-456 in patients with inherited metabolic disorders, our Phase 2 clinical trial of MGTA-456 in patients with blood cancer and our Phase 1 clinical trial of MGTA-145 in healthy subjects;

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

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $172.3 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. See “—Liquidity and Capital Resources.”

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

Interest and Other Income, Net

Interest and other income, net, consists of interest income and miscellaneous income and expense unrelated to our core operations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	13,433	9,683	3,750
General and administrative	5,905	4,342	1,563

Total operating expenses	19,338	14,025	5,313

Loss from operations	(19,338)	(14,025)	(5,313)
Interest and other income, net	1,630	365	1,265

Net loss	$(17,708)	$(13,660)	$(4,048)

Research and Development Expenses

	Three Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$3,344	$1,993	$1,351
Mobilization	1,623	979	644
Expansion	1,635	1,412	223
GvHD	326	391	(65)
Unallocated expenses:
Personnel related (including stock-based compensation)	3,385	2,567	818
Consultant fees	645	1,054	(409)
Facility related and other	2,475	1,287	1,188

Total research and development expenses	$13,433	$9,683	$3,750

Expenses related to our conditioning program increased primarily due to higher preclinical costs for manufacturing to support our Investigational New Drug (IND) enabling studies and future clinical trials. The increase in expenses related to our mobilization program was primarily due to clinical trial costs for our MGTA-145 Phase 1 clinical trial which was initiated in April 2019, partially offset by a decrease in preclinical costs related to the IND application which was filed in early 2019.

The increase in personnel related costs included in unallocated expenses was due to an increase in headcount in our research and development function. The decrease in consultant fees was primarily due to a decrease in stock-based compensation from $0.9 million for the three months ended June 30, 2018 to $0.4 million for the three months ended June 30, 2019. The increase in facility related and other costs was primarily due to higher facility costs related to the sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018.

General and Administrative Expenses

	Three Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,882	$2,503	$379
Professional and consultant fees	1,633	1,126	507
Facility related and other	1,390	713	677

Total general and administrative expenses	$5,905	$4,342	$1,563

The increase in personnel related costs was primarily a result of an increase in headcount. The increase in professional and consultant fees was primarily due to an increase in costs associated with operating as a public company as well as costs incurred for pre-commercialization activities. The increase in facility related and other costs was primarily due to higher facility costs related to the sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018, as well as director and officer insurance costs.

Interest and Other Income, Net

The increase in interest and other income, net was primarily due to $0.7 million of rental income from the sublease of a portion of our Cambridge, Massachusetts facility to two other companies as well as an increase in interest income of $0.6 million resulting from the investment of the net proceeds from our IPO in June 2018 and follow-on public offering in May 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	23,970	17,532	6,438
General and administrative	11,718	7,799	3,919

Total operating expenses	35,688	25,331	10,357

Loss from operations	(35,688)	(25,331)	(10,357)
Interest and other income, net	3,146	510	2,636

Net loss	$(32,542)	$(24,821)	$(7,721)

Research and Development Expenses

	Six Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$5,360	$4,790	$570
Mobilization	2,421	1,416	1,005
Expansion	2,902	2,278	624
GvHD	501	619	(118)
Unallocated expenses:
Personnel related (including stock-based compensation)	6,652	4,485	2,167
Consultant fees	1,203	1,829	(626)
Facility related and other	4,931	2,115	2,816

Total research and development expenses	$23,970	$17,532	$6,438

Expenses related to our conditioning program increased primarily as a result of higher preclinical costs for manufacturing to support our IND enabling studies and future clinical trials, partially offset by a decrease in costs related to our collaboration agreement with Heidelberg Pharma Research GmbH. The increase in expenses related to our mobilization program was due to an increase in start-up activities and clinical trial costs related to our MGTA-145 Phase 1 clinical trial, which was initiated in April 2019. Expenses related to our expansion program increased primarily due to higher manufacturing costs to support the investigator-initiated Phase 2 clinical trial of MGTA-456 in patients with blood cancers that was initiated in December 2018 and our ongoing clinical trials.

The increase in personnel related costs included in unallocated expenses was due to an increase in headcount and stock-based compensation expense in our research and development function. Personnel related costs for the six months ended June 30, 2019 and 2018 included stock-based compensation expense of $1.7 million and $1.0 million, respectively. The decrease in consultant fees was primarily due to a decrease in stock-based compensation from $1.6 million for the six months ended June 30, 2018 to $0.8 million for the six months ended June 30, 2019. The increase in facility related and other costs was primarily due to higher facility costs related to the sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018.

General and Administrative Expenses

	Six Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$5,869	$4,317	$1,552
Professional and consultant fees	3,161	2,275	886
Facility related and other	2,688	1,207	1,481

Total general and administrative expenses	$11,718	$7,799	$3,919

The increase in personnel related costs was primarily a result of an increase in stock-based compensation expense and an increase in headcount. Personnel related costs for the six months ended June 30, 2019 and 2018 included stock-based compensation expense of $2.6 million and $1.8 million, respectively. The increase in professional and consultant fees was primarily due to an increase in costs associated with operating as a public company as well as costs incurred for pre-commercialization activities. The increase in facility related and other costs was primarily due to higher facility costs related to the sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018, as well as director and officer insurance costs.

Interest and Other Income, Net

The increase in interest and other income, net was primarily due to $1.4 million of rental income from the sublease of a portion of our Cambridge, Massachusetts facility to two other companies as well as an increase in interest income of $1.3 million resulting from the investment of the net proceeds from our IPO in June 2018, our follow-on public offering in May 2019 and our Series C preferred stock financing in April 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. In June 2018, we completed the IPO of our common stock, pursuant to which we issued and sold 6,666,667 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $89.9 million after deducting underwriting discounts and commissions and other offering expenses. In May 2019, we issued and sold 4,887,500 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on public offering at a public offering price of $13.25 per share, resulting in net proceeds of $60.3 million after underwriting discounts and commission and other offering expenses. Prior to our IPO and follow-on offering, we had funded our operations primarily with proceeds from the sales of redeemable convertible preferred stock and issuance of convertible notes.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(29,969)	$(18,713)
Cash used in investing activities	(56,553)	(834)
Cash provided by financing activities	61,288	143,354

Net increase (decrease) in cash, cash equivalents and restricted cash	$(25,234)	$123,807

Operating Activities

During the six months ended June 30, 2019, operating activities used $30.0 million of cash, primarily resulting from our net loss of $32.5 million and net cash used by changes in our operating assets and liabilities of $2.9 million, partially offset by non-cash charges of $5.4 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of an increase of $8.0 million in prepaid expenses and other current assets, partially offset by a $4.7 million increase in long-term deferred rent and an increase of $0.4 million in accounts payable and accrued expenses and other current liabilities.

During the six months ended June 30, 2018, operating activities used $18.7 million of cash, primarily resulting from our net loss of $24.8 million, partially offset by non-cash charges of $4.8 million and cash provided by changes in our operating assets and liabilities of $1.3 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2018 consisted primarily of a $1.9 million increase in accounts payable and accrued expenses and other current liabilities and a $0.8 million increase in long-term liabilities, both partially offset by an increase of $1.4 million in prepaid expenses and other current assets.

Changes in accounts payable, accrued expenses and other current liabilities in both periods were generally due to growth in our business and the timing of vendor invoicing and payments. The increases in prepaid expense and other current assets and deferred rent was primarily due to the lease incentive receivable from the landlord related to our sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018.

Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities was primarily attributable to net purchases of marketable securities of $54.2 million and purchases of property and equipment of $2.4 million, consisting primarily of lab equipment and leasehold improvements. During the six months ended June 30, 2018, we used $0.8 million to purchase property and equipment.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $61.3 million, consisting of proceeds from our follow-on public offering, net of underwriting discounts and commissions, of $60.9 million and proceeds from the exercise of stock options of $0.9 million, both partially offset by $0.4 million of payments of offering costs. During the six months ended June 30, 2018, net cash provided by financing activities was $143.4 million, consisting of proceeds from our IPO, net of underwriting discounts and commissions, of $93.0 million and net proceeds of $52.2 million from our Series C preferred stock financing, both partially offset by $1.9 million of payments of IPO costs.

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

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $172.3 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

During the six months ended June 30, 2019, there were no other material changes to our contractual obligations and commitments described in our Annual Report on Form 10-K, as filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Our cash, cash equivalents, and marketable securities as of June 30, 2019 consisted of cash, money market funds, agency bonds and U.S. government securities. We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2019 and 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Operating and Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of stem cell transplant to more patients and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, we reported a net loss of $32.5 million, $57.5 million and $35.5 million, respectively. As of June 30, 2019, we had an accumulated deficit of $135.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash (including the net proceeds from our initial public offering, or IPO, and our follow-on public offering in May 2019) to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the United States, the European Union and certain other markets. As of June 30, 2019, we had approximately $172.3 million in cash, cash equivalents and marketable securities. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

With the exception of MGTA-456 and MGTA-145, our product candidates are still in the preclinical development stage, and their risk of failure is high. It is impossible to predict when or if any of our programs will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of any of our future product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Stem cell transplant can cure patients across multiple diseases, but its use carries with it risks of toxicity, serious adverse events and death. Because many of our therapies are used to prepare or treat patients undergoing stem cell transplant, patients in our clinical trials or patients that use any of our product candidates may be subject to many of the risks that are currently inherent to the stem cell transplant process. In particular, stem cell transplant involves certain known potential post-procedure complications that may manifest several weeks or months after a transplant and which may be more common in certain patient populations. For example, up to 20% of patients with inherited metabolic diseases treated with a transplant experience primary engraftment failure, resulting in severe complications, including death. Another example is autoimmune cytopenia, a known and severe frequent complication of the transplant procedure that can result in death. We have reported that patients treated with MGTA-456 in our ongoing Phase 2 study successfully engrafted and subsequently developed autoimmune cytopenia, which in one case, resulted in death. Although these autoimmune cytopenias were deemed to be unrelated to MGTA-456, if these or other serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any of our product candidates, we may need to limit, delay or abandon our further clinical development of those product candidates, even if such events, effects or characteristics were the result of stem cell transplant or related procedures generally, and not directly or specifically caused or exacerbated by our product candidates. All serious adverse events or unexpected side effects are continually monitored per the clinical study’s approved protocol. If serious adverse events are determined to be directly or specifically caused or exacerbated by our product candidates, we would follow the study protocol’s requirements, which call for our data safety monitoring committee to review all available clinical data in making a recommendation regarding the study’s continuation.

If we are not able to identify a safe and effective dose for any of our antibody drug conjugates, or ADCs, we may need to delay, abandon or limit our development of any potential product candidates.

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

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the transplant field, we will be competing with a number of smaller biotechnology companies that are focused on transplant technologies, which may include among others Gamida Cell Ltd., Nohla Therapeutics, Inc., and ExCellThera Inc. We are aware of Novartis’ collaboration with Intellia Therapeutics, Inc. which includes efforts relating to expansion of HSCs that have been modified using CRISPR/Cas9 technology to express therapeutic proteins and delivered to patients for the treatment or potential treatment of blood disorders or primary immune deficiencies. Any programs and technology that develop as a result of this collaboration would likely compete directly with our E478 program.

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

Given the nature of biologics manufacturing, there is a risk of contamination. While we have not experienced contamination events in connection with the manufacture of MGTA-456 for our clinical use since licensing the product candidate from Novartis in 2017, we cannot guarantee that we or our third-party vendors will be able to successfully prevent and remediate contaminations in the future in connection with the manufacture of MGTA-456 or our other current or future product candidates. Any contamination could materially adversely affect our or our third-party vendors’ ability to produce our product candidates on schedule and could therefore harm our results of operations and cause reputational damage.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (1) changes to our manufacturing arrangements; (2) additions or modifications to product labeling; (3) the recall or discontinuation of our products; or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

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

To protect our proprietary position, we have submitted patent applications and may file other patent applications in the United States or abroad related to our product candidates that are important to our business. Although we in-license certain issued patents from Novartis related to our MGTA-456 product candidate, we own only three issued U.S. patents related to our product candidates and many of the patent applications that we own in the United States are provisional patent applications. Provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of the filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. Moreover, the patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

Many of the intellectual property rights we have licensed are generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

As of June 30, 2019, we had 68 full time employees. As our development, manufacturing and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

At June 30, 2019, we had $172.3 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 74% of our capital stock as of June 30, 2019. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent someone from acquiring us or merging with us, whether or not it is desired by, or beneficial to, our stockholders. This could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in the best interest of our stockholders. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine, which we refer to herein as the “Delaware Forum Provision.” The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended. Our amended and restated bylaws further provide that the United States District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which we refer to herein as the “Federal Forum Provision.”

We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts, as applicable, may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

On December 19, 2018, Court of Chancery of the State of Delaware issued a decision in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.) declaring that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. On January 17, 2019, the defendants in Sciabacucchi appealed the Court of Chancery’s decision to the Delaware Supreme Court. While the Delaware Supreme Court recently dismissed the appeal on jurisdictional grounds, we expect that the appeal will be re-filed after the Court of Chancery issues a final judgment. Unless and until the Court of Chancery’s decision is reversed or otherwise abrogated, the Company will not seek to enforce the Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act claims. In the event that the Delaware Supreme Court affirms the Court of Chancery’s Sciabacucchi decision or otherwise makes a determination that provisions such as the Federal Forum Provision are invalid, our Board of Directors intends to amend promptly the Company’s amended and restated bylaws to remove the Federal Forum Provision. As a result of the Court of Chancery’s decision or a decision by the Supreme Court of Delaware affirming the Court of Chancery’s decision, we may incur additional costs associated with our Federal Forum Provision, which could have an adverse effect on our business, financial condition or results of operations.

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

(c)	Issuer Purchases of Equity Securities

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated April 2, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

10.1	2019 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 11, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Label Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGENTA THERAPEUTICS, INC.

Date: August 8, 2019	By:	/s/ Jason Ryan
Jason Ryan
Chief Operating and Financial Officer (Principal Financial and Accounting Officer)