Form 10-Q
period 2019-09-30
Magenta Therapeutics, Inc.
filed 2019-11-13
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019 there were 38,989,517 shares of Common Stock, $0.001 par value per share, outstanding.

Magenta Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Magenta Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$85,507	$58,345
Marketable securities	75,063	84,225
Prepaid expenses and other current assets	4,660	2,751

Total current assets	165,230	145,321
Restricted cash	1,780	1,780
Property and equipment, net	10,223	10,212

Total assets	$177,233	$157,313

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,038	$3,492
Accrued expenses and other current liabilities	7,591	6,927

Total current liabilities	9,629	10,419
Deferred rent	6,075	1,246

Total liabilities	15,704	11,665

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 39,370,576 shares and 34,327,554 shares issued and 38,942,719 shares and 33,305,033 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	39	33
Additional paid-in capital	317,665	248,349
Accumulated other comprehensive income (loss)	83	(8)
Accumulated deficit	(156,258)	(102,726)

Total stockholders’ equity	161,529	145,648

Total liabilities and stockholders’ equity	$177,233	$157,313

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	16,524	11,418	40,494	28,950
General and administrative	6,120	5,284	17,838	13,083

Total operating expenses	22,644	16,702	58,332	42,033

Loss from operations	(22,644)	(16,702)	(58,332)	(42,033)
Interest and other income, net	1,654	687	4,800	1,197

Net loss	(20,990)	(16,015)	(53,532)	(40,836)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(88)

Net loss attributable to common stockholders	$(20,990)	$(16,015)	$(53,532)	$(40,924)

Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.49)	$(1.47)	$(3.05)

Weighted average common shares outstanding, basic and diluted	38,824,209	32,997,346	36,322,804	13,396,856

Comprehensive loss:
Net loss	$(20,990)	$(16,015)	$(53,532)	$(40,836)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(56)	—	91	—

Total other comprehensive income (loss)	(56)	—	91	—

Total comprehensive loss	$(21,046)	$(16,015)	$(53,441)	$(40,836)

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Series A, B and C
	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Three Months Ended September 30, 2019
Balances at June 30, 2019	—	$—	38,710,858	$39	$314,646	$139	$(135,268)	$179,556
Vesting of restricted stock	—	—	197,570	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	34,291	—	257	—	—	257
Stock-based compensation expense	—	—	—	—	2,762	—	—	2,762
Unrealized gains (losses) on marketable securities	—	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	—	(20,990)	(20,990)

Balances at September 30, 2019	—	$—	38,942,719	$39	$317,665	$83	$(156,258)	$161,529

	Three Months Ended September 30, 2018
Balances at June 30, 2018	—	$—	32,889,056	$33	$242,216	$—	$(70,032)	$172,217
Initial public offering costs	—	—	—	—	(123)	—	—	(123)
Vesting of restricted stock			208,959	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,152	—	29	—	—	29
Stock-based compensation expense	—	—	—	—	3,676	—	—	3,676
Net loss	—	—	—	—	—	—	(16,015)	(16,015)

Balances at September 30, 2018	—	$—	33,102,167	$33	$245,798	$—	$(86,047)	$159,784

	Nine Months Ended September 30, 2019
Balances at December 31, 2018	—	$—	33,305,033	$33	$248,349	$(8)	$(102,726)	$145,648
Issuance of common stock upon public offering net of underwriting discounts, commissions and offering costs	—	—	4,887,500	5	60,271	—	—	60,276
Vesting of restricted stock	—	—	592,849	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	157,337	—	1,107	—	—	1,107
Stock-based compensation expense	—	—	—	—	7,939	—	—	7,939
Unrealized gains (losses) on marketable securities	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	(53,532)	(53,532)

Balances at September 30, 2019	—	$—	38,942,719	$39	$317,665	$83	$(156,258)	$161,529

	Nine Months Ended September 30, 2018
Balances at December 31, 2017	49,178,527	$92,439	2,351,247	$2	$3,091	$—	$(45,211)	$(42,118)
Issuance of Series C redeemable convertible preferred stock, net of issuance cost of $88	11,223,102	52,212	—	—	—	—	—	—
Accretion of Series C redeemable convertible preferred stock to redemption value	—	88	—	—	(88)	—	—	(88)
Conversion of preferred stock to common stock	(60,401,629)	(144,739)	23,375,405	23	144,716	—	—	144,739
Issuance of common stock upon initial public offering net of underwriting discounts, commissions and offering costs	—	—	6,666,667	7	89,899	—	—	89,906
Vesting of restricted stock	—	—	704,696	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,152	—	29	—	—	29
Stock-based compensation expense	—	—	—	—	8,152	—	—	8,152
Net loss	—	—	—	—	—	—	(40,836)	(40,836)

Balances at September 30, 2018	—	$—	33,102,167	$33	$245,798	$—	$(86,047)	$159,784

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(53,532)	$(40,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,939	8,152
Depreciation and amortization expense	1,358	516
Loss on disposal of property and equipment	—	67
Net accretion of discounts on marketable securities	(909)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,909)	(2,085)
Accounts payable	(629)	2,104
Accrued expenses and other current liabilities	1,377	1,740
Deferred rent	4,829	1,080

Net cash used in operating activities	(41,476)	(29,262)

Cash flows from investing activities:
Purchases of property and equipment	(2,907)	(3,321)
Proceeds from sale of property and equipment	—	12
Purchases of marketable securities	(94,176)	—
Maturities of marketable securities	104,338	—

Net cash provided by (used in) investing activities	7,255	(3,309)

Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	60,874	93,000
Proceeds from issuance of redeemable convertible preferred stock	—	52,300
Payments of public offering costs	(598)	(2,618)
Payments of redeemable convertible preferred stock issuance costs	—	(88)
Proceeds from exercise of common stock options	1,107	29

Net cash provided by financing activities	61,383	142,623

Net increase in cash, cash equivalents and restricted cash	27,162	110,052
Cash, cash equivalents and restricted cash at beginning of period	60,125	51,567

Cash, cash equivalents and restricted cash at end of period	$87,287	$161,619

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$3,467
Offering costs included in accounts payable and accrued expenses	$—	$476
Conversion of redeemable convertible preferred stock to common stock	$—	$144,739
Accretion of redeemable convertible preferred stock to redemption value	$—	$88

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business and Basis of Presentation

Magenta Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company developing novel medicines to bring the curative power of stem cell transplant, gene therapy, genome editing and cell therapy to more patients. The Company was incorporated under the laws of the State of Delaware in June 2015 as HSCTCo Therapeutics, Inc. In February 2016, the Company changed its name to Magenta Therapeutics, Inc.

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

On August 8, 2019, the Company filed a shelf registration statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”), which covers the offering, issuance and sale of up to an aggregate of $350.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM Program”). The Shelf was declared effective by the SEC on August 19, 2019. As of September 30, 2019, no sales have been made pursuant to the ATM Program.

The Company has incurred recurring losses since inception, including net losses of $53.5 million and $57.5 million for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. As of September 30, 2019, the Company had an accumulated deficit of $156.3 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

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

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2019 and consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 and consolidated cash flows for the nine months ended September 30, 2019 and 2018 have been made. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019 or any other interim period.

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

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2019, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities. For the three and nine months ended September 30, 2018, there was no difference between net loss and comprehensive loss.

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

The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2019 and 2018.

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

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

3. Fair Value of Financial Assets

As of September 30, 2019, marketable securities by security type consisted of (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States Treasury Notes (due within one year)	$65,871	$75	$—	$65,946
Agency Bonds (due within one year)	9,109	8	—	9,117

Total	$74,980	$83	$—	$75,063

As of December 31, 2018, marketable securities by security type consisted of (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
United States Treasury Notes (due within one year)	$71,944	$5	$(9)	$71,940
Agency Bonds (due within one year)	12,289	1	(5)	12,285

Total	$84,233	$6	$(14)	$84,225

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$86,180	$—	$—	$86,180
Marketable securities:
United States Treasury Notes	—	65,946	—	65,946
Agency Bonds	—	9,117	—	9,117

Total	$86,180	$75,063	$—	$161,243

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$45,725	$—	$—	$45,725
United States Treasury Notes	—	12,488	—	12,488
Marketable securities:
United States Treasury Notes	—	71,940	—	71,940
Agency Bonds	—	12,285	—	12,285

Total	$45,725	$96,713	$—	$142,438

During the three and nine months ended September 30, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued external research and development expenses	$3,894	$2,619
Accrued payroll and related expenses	2,428	2,526
Deferred rent, current portion	601	71
Accrued professional fees	446	787
Accrued property and equipment	—	713
Accrued other	222	211

	$7,591	$6,927

5. Stock-Based Awards

2018 Stock Option and Incentive Plan

The Company grants stock-based awards under its 2018 Stock Option and Incentive Plan (the “2018 Plan”). The Company also has outstanding stock options under its 2016 Stock Option and Grant Plan (the “2016 Plan”) but is no longer granting awards under this plan. As of September 30, 2019, 2,477,390 shares of common stock were available for issuance under the 2018 Plan.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

2019 Employee Stock Purchase Plan

The Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company on April 18, 2019, subject to the approval of stockholders, and became effective following stockholder approval on June 7, 2019. An aggregate of 166,525 shares were reserved for issuance under the ESPP. In addition, on January 1, 2020 and each January 1 thereafter through January 1, 2029, the number of shares available for issuance shall be cumulatively increased by the least of (i) one percent (1%) of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 1,000,000 shares and (iii) such number of shares as determined by the Compensation Committee. The offering periods begin in December and June of each year, with the initial offering period commencing on December 1, 2019. As of September 30, 2019, no shares have been issued under the ESPP and 166,525 shares remained available for issuance.

Grant of Stock Options

During the nine months ended September 30, 2019, the Company granted options to certain employees and directors with service-based vesting for the purchase of 1,650,066 shares of common stock with a weighted average grant date fair value of $5.98 per share.

Stock-Based Compensation

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses	$1,293	$2,022	$3,817	$4,612
General and administrative expenses	1,469	1,654	4,122	3,540

	$2,762	$3,676	$7,939	$8,152

As of September 30, 2019, total unrecognized compensation cost related to unvested share-based awards was $18.0 million, which is expected to be recognized over a weighted average period of 2.3 years.

Prior to the adoption of ASU 2018-07 on January 1, 2019, as described in Note 2, the Company measured the fair value of stock-based awards granted to non-employees on the date at which the related service was complete. Compensation expense was recognized over the period during which services were rendered by such non-employee consultants until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was remeasured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model for options. Upon the adoption of ASU 2018-07, the Company valued the remaining unvested restricted stock and options issued to non-employees as of January 1, 2019 and is recognizing stock-based compensation over the remaining vesting period.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(20,990)	$(16,015)	$(53,532)	$(40,836)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(88)

Net loss attributable to common stockholders	$(20,990)	$(16,015)	$(53,532)	$(40,924)

Denominator:
Weighted average common shares outstanding, basic and diluted	38,824,209	32,997,346	36,322,804	13,396,856

Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.49)	$(1.47)	$(3.05)

The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of September 30,
	2019	2018
Stock options to purchase common stock	4,903,047	3,558,282
Unvested restricted common stock	427,857	1,225,387

	5,330,904	4,783,669

7. Commitments and Contingencies

Leases

In May 2018, the Company entered into a sublease for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease was amended effective March 2019 to increase the lease payments over the lease term and to increase the sublandlord-funded tenant improvements. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company is also obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the leased premises. In connection with the sublease, as amended, the sublandlord agreed to fund up to $5.5 million in tenant improvements to the leased facility, of which $5.2 million has been paid as of September 30, 2019. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the consolidated balance sheets at September 30, 2019 and December 31, 2018.

The tenant improvement allowance and payment escalations specified in the sublease agreement are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of September 30, 2019 and December 31, 2018, the Company had long-term deferred rent of $6.1 million and $1.2 million, respectively, related to lease incentives and payment escalations. As of September 30, 2019 and December 31, 2018, the short-term portion of deferred rent of $0.6 million and $0.1 million, respectively, was included in accrued expenses and other current liabilities. The Company recorded rent expense of $1.5 million and $1.8 million during the three months ended September 30, 2019 and 2018, respectively, and $4.6 million and $2.9 million during the nine months ended September 30, 2019 and 2018, respectively.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In the fourth quarter of 2018, with the landlord’s consent, the Company entered into two two-year sub-subleases of approximately 27,000 square feet of office space in Cambridge, Massachusetts under which it will receive $4.5 million of rent payments over the sub-sublease term.

As of September 30, 2019, the future minimum lease payments due under the noncancelable operating lease is as follows (in thousands):

Remainder of 2019 (three months)	$1,405
2020	5,782
2021	6,072
2022	6,375
2023	6,734
Thereafter	32,000

$58,368

Collaboration Agreement

In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company may pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. During the three months ended September 30, 2019 and 2018, the Company recorded $0.5 million and less than $0.1 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support. During the nine months ended September 30, 2019 and 2018, the Company recorded $0.9 million and $0.8 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support.

Intellectual Property Licenses

In November 2016, the Company entered into a license agreement with the President and Fellows of Harvard College (“Harvard”) for an exclusive, worldwide, royalty-bearing license for certain technologies related to conditioning and mobilization. In consideration for these rights the Company paid Harvard an upfront fee of $0.1 million and reimbursed Harvard $0.3 million for costs incurred by Harvard related to the patented technology, which amounts were recorded as research and development expense during the year ended December 31, 2016. The Company also issued 385,063 shares of common stock in connection with the license agreement. The fair value of the shares of $0.3 million as of the issuance date was recorded as research and development expense during the year ended December 31, 2016. The Company is obligated to pay Harvard maintenance fees of less than $0.1 million annually through 2019 and $0.1 million annually thereafter and to reimburse qualified expenses related to the patents. The Company is also obligated to pay milestone payments of up to $7.4 million for the first two licensed products upon the achievement of certain development and regulatory milestones and to pay royalties on a product-by-product and country-by-country basis on net sales of products licensed under the agreement. During the nine months ended September 30, 2019, the Company recorded $0.1 million of research and development expenses related to the achievement of one of these milestones.

In April 2017, the Company entered into a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) to use and develop certain patent rights (the “Novartis License”). Under the Novartis License, the Company was granted an exclusive, worldwide, sublicensable license to research, develop and commercialize certain licensed products that contain Novartis compounds for the expansion of cord blood derived non-gene-edited/-modified hematopoietic stem cells. In consideration for these rights, the Company issued 2,500,000 shares of Series A redeemable convertible preferred stock and 643,550 shares of Series B redeemable convertible preferred stock to Novartis. The total fair value of the shares of $9.3 million as of the issuance date was recorded as

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

research and development expense during the year ended December 31, 2017. The Company is obligated to make payments of up to $177.0 million upon the achievement of specified clinical and regulatory milestones and up to $125.0 million upon the achievement of specified commercial milestones and to pay tiered royalties, on a product-by-product and country-by-country basis, up to a maximum of 20% on net sales of products licensed under the agreement. As of September 30, 2019, no milestones related to the Novartis License have been met.

The Company has agreements with third parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies, it may be subject to additional fees and milestone payments. During the three months and nine months ended September 30, 2019 and 2018, the Company did not exercise its rights to the license of certain developed technologies under these agreements.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2019 and December 31, 2018.

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

9. Related Parties

National Marrow Donor Program (as successor in interest to Be The Match BioTherapies, LLC)

Effective March 2018, the President of Be The Match BioTherapies, LLC became a member of the Company’s board of directors. The Company has a collaboration agreement with the National Marrow Donor Program (as successor in interest to Be The Match BioTherapies, LLC) and a research agreement with an affiliated organization, Center for International Blood and Marrow Transplant Research. During the three months ended September 30, 2019 and 2018, the Company recorded less than $0.1 million and $0.1 million, respectively, to research and development expenses and during each of the three months ended September 30, 2019 and 2018, recorded less than $0.1 million to general and administrative expenses. During each of the three months ended September 30, 2019 and 2018, the Company made payments of $0.1 million related to these agreements. During the nine months ended September 30, 2019 and 2018, the Company recorded less than $0.1 million and $0.3 million, respectively, to research and development expenses and during each of the nine months ended September 30, 2019 and 2018, recorded $0.1 million to general and administrative expenses. During the nine months ended September 30, 2019 and 2018, the Company made payments of $0.5 million and $0.6 million, respectively, related to these agreements. As of September 30, 2019 and December 31, 2018, amounts on the balance sheet related to these agreements were less than $0.1 million included in prepaid expenses and other current assets and $0.4 million included in accounts payable and accrued expenses and other current liabilities, respectively.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $53.5 million and $57.5 million, respectively, for the nine months ended September 30, 2019 and the year ended December 31, 2018. As of September 30, 2019, we had an accumulated deficit of $156.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

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

As of September 30, 2019, we had cash, cash equivalents and marketable securities of $160.6 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. See “—Liquidity and Capital Resources.”

Recent Developments

In April 2019, we announced that we had dosed the first subjects in a Phase 1 clinical trial of MGTA-145, a biologic chemokine factor that we are developing as a first-line therapy for stem cell-mobilization. In November 2019, we shared initial data from this trial and plan to share additional data at the American Society for Hematology meeting in December 2019.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	16,524	11,418	5,106
General and administrative	6,120	5,284	836

Total operating expenses	22,644	16,702	5,942

Loss from operations	(22,644)	(16,702)	(5,942)
Interest and other income, net	1,654	687	967

Net loss	$(20,990)	$(16,015)	$(4,975)

Research and Development Expenses

	Three Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$5,197	$2,053	$3,144
Mobilization	2,666	1,183	1,483
Expansion	1,468	1,189	279
GvHD	145	264	(119)
Unallocated expenses:
Personnel related (including stock-based compensation)	3,799	2,978	821
Consultant fees	704	1,341	(637)
Facility related and other	2,545	2,410	135

Total research and development expenses	$16,524	$11,418	$5,106

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

The increase in personnel related costs included in unallocated expenses was due to an increase in headcount in our research and development function. The decrease in consultant fees was primarily due to a decrease in stock-based compensation from $1.1 million for the three months ended September 30, 2018 to $0.5 million for the three months ended September 30, 2019.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$3,052	$2,960	$92
Professional and consultant fees	1,540	1,113	427
Facility related and other	1,528	1,211	317

Total general and administrative expenses	$6,120	$5,284	$836

The increase in professional and consultant fees was primarily due to an increase in patent related legal fees.

Interest and Other Income, Net

The increase in interest and other income, net was primarily due to $0.7 million of rental income from the sublease of a portion of our Cambridge, Massachusetts facility as well as an increase in interest income of $0.2 million resulting from the investment of the net proceeds from our follow-on public offering in May 2019.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	40,494	28,950	11,544
General and administrative	17,838	13,083	4,755

Total operating expenses	58,332	42,033	16,299

Loss from operations	(58,332)	(42,033)	(16,299)
Interest and other income, net	4,800	1,197	3,603

Net loss	$(53,532)	$(40,836)	$(12,696)

Research and Development Expenses

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$10,557	$6,843	$3,714
Mobilization	5,087	2,599	2,488
Expansion	4,370	3,467	903
GvHD	646	883	(237)
Unallocated expenses:
Personnel related (including stock-based compensation)	10,451	7,463	2,988
Consultant fees	1,907	3,170	(1,263)
Facility related and other	7,476	4,525	2,951

Total research and development expenses	$40,494	$28,950	$11,544

Expenses related to our conditioning program increased primarily as a result of higher preclinical costs for manufacturing to support our IND enabling studies and future clinical trials. The increase in expenses related to our mobilization program was due to an increase in start-up activities and clinical trial costs related to our MGTA-145 Phase 1 clinical trial, which was initiated in April 2019, partially offset by a decrease in preclinical costs related to the IND application which was filed in early 2019. Expenses related to our expansion program increased primarily due to higher manufacturing costs to support the investigator-initiated Phase 2 clinical trial of MGTA-456 in patients with blood cancers that was initiated in December 2018 and our ongoing clinical trials as well as costs related to manufacturing process development.

The increase in personnel related costs included in unallocated expenses was due to an increase in headcount and stock-based compensation expense in our research and development function. Personnel related costs for the nine months ended September 30, 2019 and 2018 included stock-based compensation expense of $2.6 million and $1.9 million, respectively. The decrease in consultant fees was primarily due to a decrease in stock-based compensation from $2.7 million for the nine months ended September 30, 2018 to $1.3 million for the nine months ended September 30, 2019. The increase in facility related and other costs was primarily due to higher facility costs related to the sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018.

General and Administrative Expenses

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$8,921	$7,277	$1,644
Professional and consultant fees	4,701	3,388	1,313
Facility related and other	4,216	2,418	1,798

Total general and administrative expenses	$17,838	$13,083	$4,755

The increase in personnel related costs was primarily a result of an increase in headcount and an increase in stock-based compensation expense. Personnel related costs for the nine months ended September 30, 2019 and 2018 included stock-based compensation expense of $4.1 million and $3.4 million, respectively. The increase in professional and consultant fees was primarily due to an increase in costs associated with operating as a public company, as well as patent related legal fees and costs incurred for pre-commercialization activities. The increase in facility related and other costs was primarily due to higher facility costs related to the sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018, as well as director and officer insurance costs.

Interest and Other Income, Net

The increase in interest and other income, net was primarily due to $2.1 million of rental income from the sublease of a portion of our Cambridge, Massachusetts facility as well as an increase in interest income of $1.5 million resulting from the investment of the net proceeds from our IPO in June 2018, our follow-on public offering in May 2019 and our Series C preferred stock financing in April 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. In June 2018, we completed the IPO of our common stock, pursuant to which we issued and sold 6,666,667 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $89.9 million after deducting underwriting discounts and commissions and other offering expenses. In May 2019, we issued and sold 4,887,500 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on public offering at a public offering price of $13.25 per share, resulting in net proceeds of $60.3 million after underwriting discounts and commissions and other offering expenses. Prior to our IPO and follow-on offering, we had funded our operations primarily with proceeds from the sales of redeemable convertible preferred stock and issuance of convertible notes.

On August 8, 2019, we filed a shelf registration statement on Form S-3, or the Shelf, with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on August 19, 2019. As of September 30, 2019, no sales have been made pursuant to the ATM Program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(41,476)	$(29,262)
Cash provided by (used in) investing activities	7,255	(3,309)
Cash provided by financing activities	61,383	142,623

Net increase in cash, cash equivalents and restricted cash	$27,162	$110,052

Operating Activities

During the nine months ended September 30, 2019, operating activities used $41.5 million of cash, primarily resulting from our net loss of $53.5 million, partially offset by non-cash charges of $8.4 million and cash provided by changes in our operating assets and liabilities of $3.7 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $4.8 million increase in deferred rent and a $0.7 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by an increase of $1.9 million in prepaid expenses and other current assets.

During the nine months ended September 30, 2018, operating activities used $29.3 million of cash, primarily resulting from our net loss of $40.8 million, partially offset by non-cash charges of $8.7 million and cash provided by changes in our operating assets and liabilities of $2.8 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of a $3.8 million increase in accounts payable and accrued expenses and other current liabilities, and a $1.1 million increase in deferred rent, partially offset by an increase of $2.1 million in prepaid expenses and other current assets.

Changes in accounts payable, accrued expenses and other current liabilities in both periods were generally due to growth in our business and the timing of vendor invoicing and payments. The increase in deferred rent was primarily due to a lease incentive received from our landlord related to our sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018.

Investing Activities

During the nine months ended September 30, 2019, net cash provided by investing activities was primarily attributable to net maturities of marketable securities of $10.2 million, partially offset by purchases of property and equipment of $2.9 million, consisting primarily of lab equipment and leasehold improvements.

During the nine months ended September 30, 2018, we used $3.3 million to purchase property and equipment.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $61.4 million, consisting of proceeds from our follow-on public offering, net of underwriting discounts and commissions, of $60.9 million and proceeds from the exercise of stock options of $1.1 million, partially offset by $0.6 million of payments of offering costs.

During the nine months ended September 30, 2018, net cash provided by financing activities was $142.6 million, consisting primarily of proceeds from our IPO, net of underwriting discounts and commissions, of $93.0 million and net proceeds of $52.2 million from the sale of series C redeemable convertible preferred stock, partially offset by $2.6 million of payments of IPO costs.

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

•

the outcome, timing and cost of meeting and maintaining compliance with regulatory requirements established by the Food and Drug Administration, the European Medical Agency and other comparable foreign regulatory authorities;

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

As of September 30, 2019, we had cash, cash equivalents and marketable securities of $160.6 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, including sales under our ATM Program, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

Effective March 2019, our sublease for office and laboratory space in Cambridge, Massachusetts was amended whereby the sublease payments increased by $6.1 million over the term of the sublease. In connection with this amendment, the sublandlord agreed to fund an additional $4.9 million in tenant improvements to the leased facility.

During the nine months ended September 30, 2019, there were no other material changes to our contractual obligations and commitments described in our Annual Report on Form 10-K, as filed with the SEC.

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

Our cash, cash equivalents, and marketable securities as of September 30, 2019 consisted of cash, money market funds, agency bonds and U.S. government securities. We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2019 and 2018.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Operating and Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of stem cell transplant to more patients and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, we reported a net loss of $53.5 million, $57.5 million and $35.5 million, respectively. As of September 30, 2019, we had an accumulated deficit of $156.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash (including the net proceeds from our initial public offering, or IPO, and our follow-on public offering in May 2019) to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the United States, the European Union and certain other markets. As of September 30, 2019, we had approximately $160.6 million in cash, cash equivalents and marketable securities. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop or may in-license;

•	the terms of any collaboration agreements we may choose to conclude;

•

the outcome, timing and cost of meeting regulatory requirements established by the Food and Drug Administration, or FDA, the European Medical Agency, or EMA, and other comparable foreign regulatory authorities;

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

The rules dealing with United States federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses generated after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of the TCJA and other changes in tax laws on an investment in our common stock.

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

•

we may elect to, or regulators, IRBs or ethics committees may require, that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

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

*The regenerative medicine advanced therapy, or RMAT, designation by the FDA for MGTA-456, or an RMAT designation granted for any of our other product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that MGTA-456 or our other product candidates will receive marketing approval.

The FDA granted an RMAT designation for MGTA-456 in September 2019 and we plan to seek an RMAT designation for our other product candidates if the clinical data support such a designation for one or more product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. A BLA for an RMAT may be eligible for priority review or accelerated approval. An RMAT may be eligible for priority review if it treats a serious condition, and, if approved would provide a significant improvement in the safety or effectiveness of the treatment of the condition. An RMAT may be eligible for accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

Designation as an RMAT is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a RMAT, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for MGTA-456 or for other product candidates may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification.

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

For example, over the last several years, including beginning on December 22, 2018, the United States government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our research and development activities involve the use of biological and hazardous materials. Although we believe our safety procedures for handling and disposing of these materials complies with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. We do not carry specific biological waste insurance coverage or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended or terminated.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates may have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010 the ACA was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the United States pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts (increased from 50% effective January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, in Congress, the House of Representatives passed ACA replacement legislation known as the American Health Care Act of 2017 in May 2017, which was not introduced in the Senate. However, the TCJA includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal. Congress may consider other legislation to repeal or replace certain elements of the ACA. In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

If we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any United States individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-United States nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA’s accounting provisions.

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

Our ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For example, the Trump administration released a “Blueprint,” or plan, to reduce the cost of drugs. The Trump administration’s Blueprint contains certain measures that the United States Department of Health and Human Services is already working to implement. On October 25, 2018, CMS issued an Advanced Notice of Proposed Rulemaking, or ANPRM, indicating it is considering issuing a proposed rule in the spring of 2019 on a model called the International Pricing Index. This model would utilize a basket of other countries’ prices as a reference for the Medicare program to use in reimbursing for drugs covered under Part B. The ANPRM also included an updated version of the Competitive Acquisition Program as an alternative to current “buy and bill” payment methods for Part B drugs. Individual state legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. Also, increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any medicine that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

To protect our proprietary position, we have submitted patent applications and may file other patent applications in the United States or abroad related to our product candidates that are important to our business. Although we in-license certain issued patents from Novartis related to our MGTA-456 product candidate, we own only five issued United States patents related to our product candidates and many of the patent applications that we own in the United States are provisional patent applications. Provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of the filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. Moreover, the patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our owned and licensed patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party submission of prior art to the United States Patent and Trademark Office, or USPTO, or to other patent offices around the world. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivation proceedings, ex parte reexaminations, inter partes review, supplemental examinations, or interference proceedings or challenges in district court, in the United States or in various foreign patent offices, including both national and regional, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenges may result in loss of the patent or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, or in denial of the patent application or loss or reduction in the scope of one or more claims of the patent application, any of which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

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

•

there may be significant pressure on the United States government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

•

countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

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

Our commercial success depends in part on our avoiding infringement, misappropriation and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Recently, under United States patent reform, new procedures including inter partes review and post grant review have been implemented. As stated above, this reform will bring uncertainty to the possibility of challenge to our patents in the future. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.

Third parties may assert that we are employing their proprietary technology without authorization. For example, we are aware of certain patent applications owned by a third party with claims that if issued in their present form could be construed to cover C200. If such patent claims are issued, the third party may seek to allege that our development and commercialization of C200 infringes such patents and file a patent infringement lawsuit against us in the future. While we believe we would have valid defenses against any such allegation or lawsuit, such defenses may be unsuccessful. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may also be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. Even if we obtained such a license, it may only be non-exclusive, which would permit third parties to use the same intellectual property and compete with us. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, we may be unable to commercialize our product candidates or such efforts may be impaired or delayed, which could in turn significantly harm our business.

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

Some intellectual property that we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for United States-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-United States manufacturers.

Many of the intellectual property rights we have licensed are generated through the use of United States government funding and are therefore subject to certain federal regulations. As a result, the United States government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These United States government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The United States government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the United States government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States manufacturers may limit our ability to contract with non-United States product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of United States government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent United States Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the Congress or the USPTO may impact the value of our patents.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest United States non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

Depending upon the timing, duration and conditions of any FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, and our competitive position, business, financial condition, results of operations, and prospects could be materially harmed.

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

As of September 30, 2019, we had 72 full time employees. As our development, manufacturing and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

At September 30, 2019, we had $160.6 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to the below.

•

The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution.

•

Federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, or FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery.

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

•

The federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

•	Additional federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor.

Pricing and rebate programs must comply with the Medicaid rebate requirements of the United States Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the United States Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 74% of our capital stock as of September 30, 2019. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	—		—	N/A	N/A
August 1, 2019 - August 31, 2019	—		—	N/A	N/A
September 1, 2019 - September 30, 2019	1,815	(1)	$0.003	N/A	N/A

Total	1,815		$0.003

(1)

Represents shares of restricted common stock of Magenta Therapeutics, Inc. repurchased in connection with the termination of a certain employee’s employment with Magenta Therapeutics, Inc. Under the terms of the applicable restricted stock award agreement, such shares were repurchased by Magenta Therapeutics, Inc. at the amount originally paid by such employee for such shares.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated April 2, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.1*†	Amendment #1 to Project Rider #3, effective as of August 26, 2019, pursuant to the Collaboration Agreement by and between the Registrant and National Marrow Donor Program d/b/a Be The Match BioTherapies, dated as of November 10, 2017.

10.2*†	Amendment, effective as of July 4, 2019, pursuant to the Exclusive Research, Development Option and License Agreement by and between the Registrant and Heidelberg Pharma Research GmbH, dated as of March 1, 2018.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS*	XBRL Instance Document.

101SCH*	XBRL Taxonomy Extension Schema Document.

101CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
#	Furnished herewith.
†	Confidential portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGENTA THERAPEUTICS, INC.

Date: November 13, 2019	By:	/s/ Jason Ryan
Jason Ryan
Chief Operating and Financial Officer (Principal Financial and Accounting Officer)