Form 10-K
period 2019-12-31
Magenta Therapeutics, Inc.
filed 2020-03-03
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $364.1 million (based on the last reported sale price on the Nasdaq Global Market as of such date). For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by its executive officer and directors; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

As of January 31, 2020, there were 39,327,403 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Magenta Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Magenta Therapeutics, Inc. (the “Company”) contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any express or implied statements that do not relate to historical or current facts or matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “seeks,” “endeavor,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements appear in a number of places in this Annual Report on Form 10-K and include, but are not limited to, statements about:

•	the timing and the success of clinical trials of MGTA-145, MGTA-456 and any other product candidates;

•	the outcomes of our preclinical studies, including of MGTA-117;

•	our ability to enroll patients in our clinical trials at the pace that we project;

•	whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for MGTA-145, MGTA-456 or any other product candidates we may develop;

•	our ability to establish clinical programs moving forward in multiple indications, with a rapidly advancing portfolio and sustainable platform;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	our ability to obtain, including on an expedited basis, and maintain regulatory approval of MGTA-145, MGTA-456 or any other product candidates we may develop;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	our expectation that our existing capital resources will be sufficient to enable us to fund our planned development of MGTA-145, MGTA-456 and any other product candidates we may identify and pursue;

•	the benefits of the use of MGTA-145, MGTA-456 or any other product candidate, if approved;

•	our ability to successfully commercialize MGTA-145, MGTA-456 or any other product candidates we may identify and pursue, if approved;

•	our ability to successfully find collaborators for E478 or any of our current and future programs and product candidates;

•	the rate and degree of market acceptance of MGTA-145, MGTA-456 or any other product candidates we may identify and pursue;

•	our ability to obtain orphan drug designation for any of our product candidates we may identify and pursue;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•

our ability to manufacture MGTA-145, MGTA-456 or any other product candidate in conformity with the U.S. Food and Drug Administration’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;

•	our ability to successfully build a specialty sales force and commercial infrastructure;

•	our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue and treatment modalities that we develop;

•	our reliance on third parties to conduct our clinical trials;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	our ability to retain and recruit key personnel;

•	our ability to obtain and maintain intellectual property protection for MGTA-145, MGTA-456 or any other product candidates we may identify and pursue;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the time during which we will continue to be an emerging growth company or smaller reporting company as defined in federal securities regulations;

•	our financial performance; and

•	developments and projections relating to our competitors or our industry.

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

Overview

We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of immune reset to more patients with autoimmune diseases, blood cancers and genetic diseases.

Resetting the immune system through stem cell transplant is a well-established and often curative medical procedure involving a two-step process: (i) removing the disease-causing cells and (ii) replacing them with healthy cells to rebuild the immune system. As it exists today, stem cell transplant is a large market opportunity, but currently only approximately 40 percent of eligible patients receive a curative immune reset because of the risks and toxicities associated with the transplant procedure. New approaches are needed to extend immune reset to more patients, including drugs to: collect sufficient stem cells to rebuild a healthy immune system, remove disease-causing cells and prevent complications in rebuilding the new immune system.

At Magenta, we believe we are uniquely positioned to address these opportunities and to lead a new era in immune reset. Our portfolio of product candidates includes biologics, small molecules and a cell therapy designed as new approaches to extend the curative power of immune reset through transplant to more patients across many diseases. Currently, only a fraction of eligible patients with these diseases receive a transplant because the risks and challenges outweigh the potential for a cure. These include diseases where transplant is a standard of care (e.g., blood cancers such as acute myelogenous leukemia, myelodysplastic syndromes, multiple myeloma, and non-Hodgkin lymphoma), diseases where transplant is performed but limited in use (e.g., hemoglobinopathies such as sickle cell disease and beta-thalassemia) and autoimmune diseases (e.g., multiple sclerosis and systemic sclerosis). Emerging clinical data suggest that immune reset through stem cell transplant may represent a breakthrough approach with curative potential for patients with severe autoimmune diseases. For example, recent results from multiple clinical trials show that patients with autoimmune diseases, including multiple sclerosis and systemic sclerosis, can be cured with a transplant. However, based on our epidemiology analyses, currently only approximately 1 to 2% of eligible patients with these autoimmune diseases in the U.S. and Europe receive a stem cell transplant.

To harness the curative power of immune reset through stem cell transplant for more patients, we have created a new stem cell biology discovery platform and are developing a comprehensive portfolio of novel therapeutics. Our programs will allow more patients to benefit through a more precise stem cell transplant process. This includes targeted conditioning medicines that remove the disease-causing cells before transplant (conditioning program), a medicine for stem cell collection for donors and patients (mobilization program) and a cell therapy with a high stem cell dose to rebuild a healthy immune system (cell therapy program). Our conditioning programs, including MGTA-117, are designed to selectively remove disease-causing stem and/or immune cells from a patient prior to transplant, and to be far less toxic than the decades-old radiation and chemotherapy-based approaches, which are still the only available options. Within our mobilization program, MGTA-145 is our first-line stem cell mobilization product candidate, and it is designed to enable physicians to more easily collect a greater number of blood stem cells, known as hematopoietic stem cells or HSCs, from patients and donors to improve patient outcomes and scale the capacity of transplant and apheresis centers. MGTA-456 is a cell therapy designed to provide a high dose of stem cells that are well matched to the patient, and it has the potential to allow more patients to have a better chance for a successful stem cell transplant. Our program to prevent post-transplant complications is designed to target the donor immune cells within the patient that cause Graft vs. Host Disease, or GvHD, and allow safe rebuilding of a healthy immune system (post-transplant complications program).

We intend to become a fully integrated discovery, development and commercial company that will pioneer the field of immune reset. We believe that our product portfolio will offer significant commercial synergies. We are developing our products so that they can each be used individually or in combination with each other. As a result, our portfolio could be utilized in a manner tailored to the patient’s disease, such that a patient may receive more than one Magenta therapy as part of their individual immune reset journey.

Our goal is to advance our medicines through registration trials and commercialize them. We expect to do this based on clinical results and a dialogue with agencies and payers. Our two most advanced product candidates, MGTA-145 and MGTA-456, are expected to be in multiple Phase 2 trials in 2020 and our first targeted conditioning product candidate, MGTA-117, is anticipated to enter clinical development in 2021. We expect to continue to advance our portfolio and innovate through our sustainable platform.

Background on Immune Reset through Stem Cell Transplant

Bone marrow is the tissue inside the bones where HSCs are located. HSCs produce all of the cells in the blood and immune systems, including: T cells and B cells to fight infections; red blood cells to carry oxygen; and platelets to control bleeding. Bone marrow is highly active and gives rise to billions of new cells every day. However, abnormal functioning of bone marrow can lead to serious and sometimes fatal blood and immune diseases. The aim of stem cell transplant, also called HSC transplant or bone marrow transplant, is to replace the diseased blood and immune cells with new stem cells that will produce a healthy new blood and immune system. Stem cell transplant is a well-established procedure to reset the immune system with curative intent and is rooted in decades of clinical experience.

Starting from the first stem cell transplant in 1956, more than 1 million patients with blood cancers and genetic diseases worldwide have undergone a stem cell transplant, and currently approximately 65,000 patients in the U.S. and Europe undergo the procedure annually. Stem cell transplant serves as the standard of care in many blood cancers, such as leukemias, lymphomas and multiple myeloma, and for rare genetic diseases such as Hurler syndrome.

However, stem cell transplant is a procedure that carries significant risks, including serious complications such as infection, infertility, secondary cancers and even death. A majority of patients who could significantly benefit from or be cured by a transplant do not receive one, primarily because of the toxicity and risks associated with the procedure. For example, primarily because of these risks, approximately two out of three eligible patients suffering from acute myeloid leukemia do not receive a transplant despite it being the standard of care. For debilitating but non-life-threatening diseases, such as sickle cell disease and multiple sclerosis, even fewer patients are offered and receive a transplant because the risks of the current transplant procedure often outweigh the potential benefits. There is a clear opportunity to improve the safety and efficacy of transplant so that we can bring the curative power of immune reset to more patients.

Our Strategy

Our mission and our culture are centered around the goal of enabling more patients with severe or life-threatening diseases to have access to the transformative benefit of immune reset. We intend to provide physicians with a tailored, multi-product treatment regimen based on the disease setting and the individual needs of each patient. Our strategic priorities are as follows:

Bring the curative power of immune reset through stem cell transplant to all patients who can benefit by advancing an integrated product portfolio: We believe we are the only company that is committed to addressing the major opportunities in stem cell transplant and transplant-based therapies, such as stem cell gene therapy, to revolutionize this entire field of medicine. Our product engine is generating a comprehensive portfolio of therapies to optimize the immune reset process. Our initial focus is on autoimmune diseases, blood cancers and genetic diseases, and we also plan to address other diseases for which immune reset could represent a one-time, curative treatment.

Build on our deep expertise in stem cell biology to lead a new era in immune reset through stem cell transplant: We have assembled a group of world leaders and pioneers in the fields of stem cell biology, biotherapeutics and transplant medicine. With this team, we are converting recent scientific breakthroughs into a product engine for immune reset therapies.

Create a fully integrated patient-focused biotechnology company: We are building a fully integrated biotechnology company with end-to-end capabilities in research, development and commercialization, and we believe the broad and synergistic nature of our portfolio will allow us to address many of the significant limitations of immune reset through stem cell transplant and transplant-based therapies.

Commercialize our therapeutics to bring tailored immune reset solutions to physicians and patients: We are developing our portfolio of products so that they can be used individually or in combination with each other, such that a patient may receive more than one Magenta therapy as part of their individual patient journey. Our commercial model centers around hospital-based prescribers, and this is consistent across all of the products in our portfolio. Stem cell transplants are performed in a few hundred accredited medical centers in the U.S. and Europe, with more than half of the U.S. procedures performed at 20% of transplant centers. We believe the synergies among our programs and the well-defined structure of the current stem cell transplant provider network will allow us to commercialize all of our own therapeutics in the U.S. and Europe through a focused, targeted commercial organization.

Leverage our two most advanced product candidates, MGTA-145 and MGTA-456, as clinical catalysts and commercial beachheads for our portfolio: In addition to the potential to bring meaningful clinical benefit to patients, MGTA-145 and MGTA-456 provide strategic value to Magenta by allowing us to accelerate the build-out of our clinical development infrastructure and footprint and to establish key customer relationships that will be important for future commercialization of all of our products.

Continue to integrate our innovative collaboration with National Marrow Donor Program with our science, medicine and business approaches: National Marrow Donor Program (as successor in interest to Be the Match Biotherapies, LLC), or NMDP, is a leading patient-focused stem cell transplant organization in the U.S. Because of our shared patient focus, we and NMDP have established a broad, first-of-its-kind collaboration. This collaboration positions us as a partner with high-priority access to many services that will continue to enable us to establish relationships across transplant centers and with key transplant physicians. Through our partnership, we access clinical strategy support; clinical development operational support, including a unique cell supply platform that is very well established at NMDP and which will also enable our commercialization efforts across several programs. We also have access to the NMDP payer and policy group to inform and support our pricing and reimbursement plans across the portfolio.

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

Immune Reset through Stem Cell Transplant: The Process and Current Opportunities

A stem cell transplant procedure involves two main steps: (i) removing the disease-causing cells and (ii) replacing them with healthy new stem cells to rebuild a new immune system. All transplants are categorized as either autologous or allogeneic, depending on the source of the new stem cells for the transplant.

In an autologous transplant—used for conditions such as autoimmune diseases, multiple myeloma and non-Hodgkin lymphoma—the patient’s own stem cells are used. In the case of stem cell gene therapy and genome editing, once the cells are collected from the patient, they are then modified to either insert a functioning gene or correct a defective gene.

In an allogeneic transplant—used for conditions such as acute leukemia and inherited genetic diseases—patients receive cells from a stem cell donor or umbilical cord blood.

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

Opportunities

Finding a better matched donor for patients: For patients undergoing autologous transplant, the patient’s own cells are used for the transplant. For patients requiring an allogeneic transplant, the preferred source of stem cells is a donor from their family who has a well-matched immune system. For patients without a matched, related donor, the second option is a matched, unrelated donor identified through the bone marrow donor registry. Although there are nearly 35 million registered bone marrow donors worldwide, nearly half of all patients are unable to find a matched donor. Of the matched donors identified for patients, almost half decline to donate, which reduces the chance for finding a well-matched donor for the patient.

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

Collecting more high-quality cells: It is critical that physicians obtain enough stem cells for the transplant or gene therapy, whether from the patient or a donor, as higher cell doses are closely correlated to better patient outcomes. In some cases, multiple invasive bone marrow harvests are needed to obtain an adequate number of stem cells. Mobilized peripheral blood is used for the majority of the 65,000 stem cell transplants performed each year across the U.S. and Europe, but the current standard of care, a drug known as granulocyte colony-stimulating factor, or G-CSF, requires at least five days of injections and is associated with significant side effects, including bone pain that often requires narcotics. Further, patients with autoimmune diseases or sickle cell disease can have severe side effects with G-CSF, including potentially fatal complications. Additionally, mobilization failure rates for autologous transplants are as high as 40%.

Targeted Conditioning

Once sufficient cells have been obtained, the patient is then prepared, or conditioned, for transplant using systemic, toxic chemotherapy and/or radiation. This treatment is intended to remove the disease-causing cells and make room for the new stem cells that will rebuild the healthy immune system.

Opportunities

Safely removing disease-causing cells: Stem cell transplant and gene therapy conditioning is very burdensome and risky for both pediatric and adult patients. Conditioning treatments today are typically non-targeted and involve systemic, toxic chemotherapy and/or radiation. Most of these genotoxic chemotherapy agents, including derivatives of mustard gas, were discovered more than 50 years ago and were never intended for stem cell transplant conditioning. The current treatments eradicate the stem cells, immune cells and diseased cells but also indiscriminately damage DNA and kill normal, healthy cells in the body, which can lead to severe infections, organ failure, infertility, secondary cancers and even death. Nearly all transplant patients experience complications as a result of current conditioning treatments, and conditioning toxicity is responsible for up to 35% of mortality following allogeneic transplants. The severe immediate and long-term side effects and mortality risk of conditioning are among the major barriers preventing stem cell transplants from being performed more widely to treat other diseases where they may be curative. Efforts to reduce chemotherapy doses have met with some success, but the most commonly used conditioning regimens all involve the use of genotoxic agents.

Stem Cell Infusion and Engraftment

Once the patient is prepared, the stem cells that were collected are infused into the patient via the bloodstream. The cells travel to the bone marrow and engraft there, meaning they lodge in the bone marrow and begin to make new blood and immune cells. Once the bone marrow has made enough blood cells – particularly white blood cells to fight infection – which typically takes several weeks, the patient can be discharged from the hospital. There are instances where the stem cells do not engraft or are rejected by the patient’s body, leading to prolonged hospitalization and the need for an additional transplant. Outcomes of additional transplants are typically very poor.

Opportunities

Improving rejection: A major complication of stem cell transplant is when the infused stem cells are rejected by the patient’s body. Rejection is a particular problem where stem cell doses are low, for example, with cord blood transplants.

Faster engraftment: Depending on the dose of stem cells infused, engraftment can take between two to six weeks. During this period, patients are required to be in specialized isolation rooms at the hospital and are susceptible to infections.

Safer immune system rebuilding: GvHD is a reaction that commonly develops after an allogeneic stem cell transplant and is a result of the donor immune cells recognizing the patient’s cells as foreign and attacking them. Acute GvHD typically occurs within weeks of a patient receiving a stem cell transplant and can severely damage the skin, liver, and gastrointestinal system. GvHD accounts for approximately 10% of deaths following allogeneic transplant.

Immune Reset Patient Journey

Our Medicines

We are applying our expertise in stem cell biology and biotherapeutics discovery to bring innovative, modern medicines to the transplant field through our programs, specifically designed to address each of the key opportunities in the stem cell transplant journey for patients:

•

Targeted conditioning programs: Our targeted conditioning programs are designed to selectively eliminate only the disease-causing cells from a patient prior to transplant or gene therapy, and to be far less toxic than the current radiation and chemotherapy-based treatments. These programs focus on developing targeted products that remove specific cell types, with an approach that is tailored to the patient’s disease and transplant requirements.

•

Mobilization program: Our mobilization program, MGTA-145, is focused on enabling physicians to more easily collect larger numbers of high-quality HSCs from patients and donors to yield higher cell doses and better outcomes for transplant, as well as gene therapy.

•

Cell therapy program: Our cell therapy program, MGTA-456, is focused on generating higher cell doses that are well matched to the patient, which has been shown to improve the speed and success of engraftment in stem cell transplant and improve disease outcomes. Our aryl hydrocarbon receptor, or AHR, antagonist, E478, uses the same mechanism used to manufacture MGTA-456 to expand gene-modified HSCs for gene therapy and genome editing.

•

Post-transplant complications program: Our post-transplant complications program is designed to target the donor immune cells within the patient that cause GvHD, potentially reducing the occurrence of GvHD without sacrificing the benefits of an allogeneic transplant, broadening access to the curative potential of immune reset.

Summary of Our Current Programs

We are developing a pipeline of biologics, including antibody drug conjugates; small molecules and a cell therapy, which we believe can meaningfully improve and expand curative immune reset for many more patients with autoimmune diseases, blood cancers and genetic diseases. Our portfolio of novel medicines for transplant has the potential to allow more patients with debilitating or life-threatening diseases to access a one-time, transformative immune reset with better outcomes, less toxicity risk and less mortality risk. We are developing our product candidates so that they can each be used individually or in combination with each other, such that a patient may receive more than one Magenta therapy as part of their individual transplant journey. In addition to our first set of clinical and preclinical product candidates, we are in the process of identifying several other potential candidates from our discovery programs as shown in the below chart, which summarizes our pipeline by program.

Conditioning: Targeted antibody-drug conjugates to remove disease-causing cells

We are developing a suite of novel antibody-drug conjugates, or ADCs, for conditioning, a step in the transplant process that is still dominated by the use of systemic chemotherapy agents and radiation. We are seeking to replace these non-targeted toxic conditioning agents with targeted ADCs. These drugs are designed for immune reset and specifically remove only the cell types required to be eliminated in order to perform a successful transplant.

All of our patient conditioning programs share an ADC platform but differ in the targeted cell types. The CD45-ADC program targets HSCs and disease-causing immune cells, the MGTA-117 product candidate targets disease-causing HSCs and genetically mutated cells and the C300 program targets only disease-causing immune cells. This is achieved by tuning the antibodies to specific cellular markers or receptors that are expressed on the particular cell types.

The first conditioning program in our portfolio is CD45-ADC, under which we are developing ADCs that specifically deplete patient HSCs and immune cells. Our lead target is CD45, an important cell surface molecule broadly expressed throughout the hematopoietic and immune systems. We presented our first immune reset results with CD45-ADC at the American College of Rheumatology, or ACR, annual meeting in November 2019. These results showed that a single dose of CD45-ADC removed disease-causing cells and halted disease in animal models of multiple sclerosis, systemic sclerosis and inflammatory arthritis. We plan to develop CD45-ADC for use in patients with autoimmune diseases, such as multiple sclerosis and scleroderma, and patients with leukemias and lymphomas. We have identified a lead antibody and progressed this program into investigational new drug, or IND, enabling studies, which we plan to further advance in 2020.

Our most advanced conditioning product candidate, MGTA-117, is designed to specifically remove disease-causing HSCs and genetically mutated cells. MGTA-117 targets CD117, also known as c-Kit, which is highly expressed on HSCs and leukemia cells, making it an ideal target for conditioning across broad sets of diseases. This includes blood cancers as well as hemoglobinopathies like sickle cell disease and beta-thalassemia, with potential applicability in both stem cell transplant and stem cell gene therapy. At the American Society of Hematology, or ASH, annual meeting in December 2019, we presented data that showed, for the first time, that a single dose of an experimental CD117-ADC selectively depleted HSCs in non-human primates, while sparing immune cells, which are important for recovery following transplant. The single dose of this CD117-ADC in non-human primates enabled successful transplant and engraftment of HSCs modified with a lentiviral vector encoding the ß-globin gene.

We have moved MGTA-117 into IND-enabling studies. We plan to advance this product candidate into the clinic with initial clinical data expected in 2021.

Our third ADC-based conditioning program, C300, targets T cells, a type of immune cell. T cell depletion is currently performed with highly toxic, non-specific drugs which can lead to immune deficiency, infections and other complications, including secondary autoimmune reactions. We are pursuing targets expressed on the surfaces of T cells with the goal of offering a safer and more optimized targeted conditioning approach through T cell depletion before CAR T therapy for blood cancers, prevention of stem cell rejection prior to allogeneic stem cell transplant or achievement of immune system reset through autologous stem cell transplant in patients with autoimmune diseases.

MGTA-145: CXCR2 agonist combined with plerixafor for first-line mobilization of large numbers of stem cells in a single day

Approximately 85% of stem cell transplants, or approximately 55,000 transplants per year in the U.S. and Europe, use mobilized peripheral blood from either donors or patients themselves as a source of stem cells to rebuild the new immune system. Magenta is developing MGTA-145 as the new first-line standard of care for stem cell mobilization in a broad range of diseases, including autoimmune diseases, genetic diseases and blood cancers. MGTA-145, a CXCR2 agonist, works in combination with plerixafor, a CXCR4 antagonist, to harness the physiological mechanism of stem cell mobilization. The goal of MGTA-145 is to achieve high levels of stem cell mobilization in patients and donors in the first-line setting and replace the current standard of care for mobilization, a drug known as G-CSF. G-CSF is a glycoprotein that mobilizes stem cells indirectly and comes with limitations that include five or more days of injections, lack of efficacy in some patients, and significant bone pain.

We have completed a Phase 1 trial of MGTA-145 plus plerixafor in healthy subjects. The trial met all primary and secondary endpoints. Data from the trial presented at the Annual Meeting of Transplant and Cellular Therapy, or TCT, in February 2020 showed that MGTA-145 was safe and well tolerated as a single agent and in combination with plerixafor, and that MGTA-145 in combination with plerixafor demonstrated rapid, single-day mobilization and collection of sufficient numbers of stem cells. We intend to move this program into multiple Phase 2 trials in patients in 2020. The Phase 2 trials will include both allogeneic and autologous transplant settings and will evaluate mobilization and collection of high-quality stem cells and engraftment of the stem cells after transplant.

MGTA-456: High-dose, well matched allogeneic cell therapy to halt the progression of inherited metabolic disorders and blood cancers

MGTA-456 is a novel proprietary allogeneic stem cell therapy that is designed to provide a high dose of stem cells that are well matched to the patient to safely rebuild the immune and blood system.

Larger stem cell doses and better matched transplants are both correlated with more successful transplant outcomes, reduced risk of transplant failure, and faster time to engraftment and immune recovery. The goal of MGTA-456 is to halt the progression of disease through higher doses of stem cells that are well matched to the patient.

We have initiated a Phase 2 trial of MGTA-456 in patients with inherited metabolic disorders and may explore other debilitating diseases where we believe MGTA-456 could bring transformative benefit to patients. Although transplant can be curative in these diseases, between approximately 20 to 30% of patients with inherited metabolic disorders treated with transplant experience engraftment failure, resulting in severe complications, including death. We believe the high number of HSCs present in MGTA-456 should provide a rapid and durable resolution of disease. Our initial trial results in patients with inherited metabolic disorders treated with MGTA-456 have shown early resolution of disease that persisted at one year of follow-up.

In September 2019, the U.S. Food and Drug Administration, or FDA, granted Regenerative Medicine Advanced Therapy, or RMAT, designation for MGTA-456 for the treatment of multiple inherited metabolic disorders. We intend to complete enrollment in the Phase 2 trial in inherited metabolic disorders in 2020 and continue dialogue with the FDA under the RMAT designation, and to discuss the development path in Europe with the European Medicines Agency, or EMA.

E478: AHR antagonist for expansion of gene-modified stem cells

E478 is a novel and proprietary small molecule AHR antagonist that was developed to increase the number of gene-modified HSCs ex vivo for stem cell based-gene therapy. Gene therapy, or stem cell transplant with gene-modified or genome-edited cells, is a promising treatment approach for several diseases. However, this approach is significantly limited by the inability to generate a sufficient dose of gene-modified HSCs that retain the ability to engraft in patients as well as the cost and complexity of manufacturing viral vectors for gene modification of cells. These constraints could limit the commercial viability of this approach. E478 uses the same clinically validated mechanism as MGTA-456 to expand gene-modified HSCs. In addition to addressing cell dose limitations, the ability to expand long-term repopulating HSCs ex vivo has the potential to reduce manufacturing costs for these therapies by requiring less viral vector for gene modification of the stem cells. At the American Society of Cell and Gene Therapy annual meeting in May 2019, we presented data showing that culturing gene-corrected cells with E478 increased the dose of corrected cells. We are developing E478 specifically to partner with gene therapy and genome editing companies. E478 would be integrated into our potential partners’ cell-based products, leading to a newly defined cell therapy.

G100: ADC program for prevention of acute GvHD

We are developing a unique approach to preventing acute GvHD, a major complication and a leading cause of death in allogeneic transplantation. GvHD occurs when alloreactive T cells in the donor stem cell graft recognize the patient as foreign and attack their tissues. Current treatments for acute GvHD prevention include the prophylactic use of non-specific immune suppressive agents. The use of high doses of non-specific immune suppressive agents for GvHD treatment is correlated with an increased risk of infection and poor immune function, and despite the use of these powerful immune suppressive agents, approximately 50 to 80% of allogeneic transplant patients will experience acute GvHD. Our G100 program is designed to selectively eliminate only the components of the graft that cause acute GvHD, specifically the alloreactive T cells. This ADC therapy is intended to be dosed in vivo at the time of transplant. By specifically targeting the alloreactive T cells that arise shortly after transplant, this therapy should spare the remainder of the patient’s immune system to allow safe rebuilding of the immune system and protection from infections.

Targeted Conditioning Programs

Opportunity

For patients undergoing immune reset through stem cell transplant, the toxicity and mortality associated with current conditioning protocols are significant challenges and prevent more patients from benefitting from a life-saving and potentially curative procedure. In many diseases, physicians use the most aggressive conditioning regimens to generate the best efficacy outcomes for transplant and transplant-based therapies, such as stem cell gene therapy.

Conditioning treatments today are typically non-targeted and involve high doses of radiation and/or toxic chemotherapy. These chemotherapy agents, including derivatives of mustard gas, were discovered more than 50 years ago and were never intended for stem cell transplant conditioning. The current treatments eradicate the disease-causing cells but also indiscriminately damage the DNA and kill normal, healthy cells in the body. These conditioning regimens can cause long-term lung injury and liver toxicity, serious infections, organ failure, infertility, secondary cancers and even death. Nearly all transplant patients experience complications as a result of current conditioning treatments, and conditioning toxicity is responsible for up to 35% of mortality following allogeneic transplants.

Emerging clinical data have shown that we are now at a stage where autoimmune disease can be cured with an immune system reset through autologous stem cell transplant, with recent data in multiple sclerosis and scleroderma. However, the toxicity of the required conditioning regimens has historically led many physicians to conclude that the risks of transplant in these patient populations far outweigh the benefits. A pair of comprehensive reviews published in 2017 in Nature journals summarized the clinical transplant results in multiple sclerosis and broader rheumatic autoimmune diseases. The main conclusions from this combined experience in more than 3,000 patients during the past 20 years were that the therapeutic benefit of stem cell transplant is significant across multiple trials in severe autoimmune diseases: Relapsing remitting multiple sclerosis, or RRMS, (five Phase 2 trials) and systemic sclerosis (two Phase 2 trials and two randomized trials) have the most clinical evidence using stringent disease endpoints. When compared to the standard of care in RRMS, certain trials have shown that the proportion of patients with clinical benefit at two years appears to be double that of the next best treatment. Another trial showed complete long-term suppression of all inflammatory activity in a cohort of patients with active and progressing multiple sclerosis who received a stem cell transplant, and a third trial compared transplant to disease-modifying therapies and found that transplant resulted in prolonged time to disease progression. Given a stem cell transplant’s ability to durably eliminate relapses and disease activity in multiple sclerosis patients, we believe a safer transplant procedure would be a viable option for those patients with active disease beyond what therapeutics can manage. However, currently only approximately 1 to 2% of eligible patients with multiple sclerosis and scleroderma in the U.S. and Europe receive a stem cell transplant to reset their immune systems, primarily because the risk of the procedure outweighs the benefits of a potential cure. We believe we can significantly expand the number of autoimmune patients who can benefit from immune reset.

Timeline of clinical relapses. Each line represents a patient treated in the trial. The lines continue until the latest follow-up assessment, death (cross), or censoring because the patient received a conventional, experimental, or unproven treatment (star). The lines begin at diagnosis of multiple sclerosis, inverted triangles denote a clinical relapse.

In January 2018, a paper was published in the New England Journal of Medicine demonstrating that HSC transplant with myeloablative conditioning for patients with scleroderma resulted in long-term benefit, including improved event-free and overall survival; however, these benefits came with increased toxicity due to the non-targeted conditioning used in the trial.

Our medicines

We are developing a suite of novel, targeted ADCs to prepare patients for immune reset through stem cell transplant. We are seeking to replace the current non-targeted toxic conditioning agents with targeted ADCs to specifically remove only the disease-causing cells. While ADCs are an established treatment for certain cancers, we believe this is the first time that ADC technology has been harnessed for transplant medicine. These programs have the potential to extend the curative power of immune reset to all of the currently eligible patients, and also to expand the number of patients who are considered eligible. Additional eligible patients would include more patients with autoimmune diseases, such as multiple sclerosis and systemic sclerosis, where the current risk-benefit of transplant is not considered favorable for many patients due to the toxicity of the existing conditioning regimens.

ADCs are a technology developed over the past 20 years where a monoclonal antibody specific for a cell surface protein is coupled to a drug. The ADC binds the receptor on the target cell, is internalized and degraded to release the drug into the target cell. Coupling the drug to the antibody increases the specificity of drug delivery to the target cell, reducing systemic exposure and increasing the safety and efficacy compared to delivering the drug alone or the antibody without the drug attached. Today most ADCs are directed toward treating cancer cells expressing specific target receptors enriched on tumor cells. Our programs build on this clinically validated modality and adapt it for preparing patients for immune reset through stem cell transplant.

Targeted conditioning with ADCs is more specific compared to traditional conditioning. Traditional conditioning is performed with total body irradiation and chemotherapy which eliminates all HSCs and nonspecifically damages other organs. Targeted conditioning with an antibody drug conjugate specifically eliminates the disease-causing cells while avoiding systemic side effects.

In our development of ADCs for use in conditioning, we are optimizing for several key parameters:

•	First, the antibody must specifically target a receptor that is expressed on the cells of interest.

•

Second, to comply with typical stem cell transplant conditioning timelines, the antibody must have suitable efficacy to ensure that the ADC is able to remove the target cells rapidly, in days rather than weeks or months.

•

Third, the antibody clearance needs to be accelerated so that it is eliminated by the time the transplanted cells are infused into the patient, typically within a week of starting conditioning. This requirement stems from the fact that the target receptor is expressed on cells present in the patient but also on the similar cell types in the transplanted cells.

•	Finally, the linker-drug must be able to remove non-dividing cells, as most HSC and immune cells are not actively dividing. The ADC linker must be chosen to minimize damage to non-target cells.

We are addressing each of these requirements through careful selection of the appropriate target receptor as well as antibody properties, including binding site, affinity, half-life and linker toxin.

We are developing three distinct programs for conditioning that specifically remove the particular disease-causing cells that need to be removed to make room for the incoming cells. All of our conditioning programs share an ADC platform but differ in the targeted cell types. The CD45-ADC program targets HSCs and disease-causing immune cells, MGTA-117 targets disease-causing HSCs and disease-causing cells, and the C300 program targets only disease-causing immune cells.

CD45-ADC program

The first conditioning program in our portfolio is CD45-ADC, under which we are developing ADCs that specifically remove HSCs and disease-causing immune cells. Within our CD45-ADC program, our lead target is CD45, an important cell surface molecule broadly expressed throughout the hematopoietic and immune system. We have identified a lead antibody and progressed this program into IND-enabling studies, which we plan to further advance in 2020.

CD45-ADC targeting HSC and immune cells

For many applications of HSC transplant, it is important to eliminate both immune cells and HSCs in the patient prior to transplant. This is especially important in the allogeneic setting where host immune cells can elicit an immune-mediated rejection of the incoming foreign stem cells. In addition, immune cell depletion is a key feature of the use of autologous transplant immune reset in patients with severe autoimmune disease. In this case, the goal is to eliminate the disease-causing auto-reactive immune cells that perpetuate the underlying autoimmune disease. Lastly, for patients with tumors expressing CD45, there may also be a direct anti-tumor effect providing additional therapeutic benefit. For these reasons, we are developing therapeutics that simultaneously target both HSCs and immune cells.

Pioneering work from Magenta scientists presented at the ACR annual meeting in November 2019 demonstrated successful immune reset with a single dose of its CD45-ADC in animal models of three autoimmune diseases: multiple sclerosis, systemic sclerosis and inflammatory arthritis.

Multiple Sclerosis Results

Data presented at the ACR meeting in November 2019 showed that a single dose of CD45-ADC removed disease-causing reactive T cells, enabled successful immune reset and rebuild of the immune system and was well tolerated in a reliable murine model of autoimmune disease, the EAE model. Further, a single dose of CD45-ADC significantly reduced disease incidence and delayed disease onset in this model that has successfully provided preclinical proof of concept for many clinically validated standard-of-care therapies.

Figure 1. Treatment with CD45-ADC and stem cell transplant (SCT) delays onset, reduces incidence, and reduces severity of disease in a murine model of MS. MS was induced in C57BL/6 (CD45.2+) mice, which were conditioned for CD45.1+ congenic transplant (B6.SJL donor) on day 5 and transplanted 48 hours after conditioning (A). Disease onset was around 9-12 days post induction for vehicle treated animals, while treatment with CD45-ADC substantially delayed disease onset, reduced disease incidence, and limited disease severity (B).

Results presented at the ASH annual meeting in December 2019 showed that a single dose of CD45-ADC resulted in potent in vitro killing of human disease-causing cells from patients with multiple sclerosis.

Clinical development plans

We believe CD45-ADC has the potential to significantly increase the number of patients eligible to receive an immune reset through stem cell transplant, particularly those patients with autoimmune diseases and acute leukemias.

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

There are approximately 72,000 cases of non-Hodgkin lymphoma diagnosed in the U.S. each year, of which approximately 6,500 are eligible for transplant; and in Europe there are approximately 95,000 new cases of non-Hodgkin lymphoma each year, with 8,500 eligible for transplant. Of these patients, approximately 60 to 80% receive a transplant. Additionally, approximately 47,000 patients in the U.S. and Europe are diagnosed with acute myelogenous leukemia every year. Of those patients, about 60% achieve remission with chemotherapy agents and are eligible for transplant. However, of these, only approximately 30 to 40% actually receive a transplant. This is largely due to the toxicity risk associated with current conditioning protocols. We believe our targeted conditioning programs would allow more patients to become eligible for transplant.

MGTA-117 Product Candidate

Our most advanced conditioning product candidate, MGTA-117, is designed to specifically deplete disease-causing HSCs and genetically mutated cells. MGTA-117 targets CD117, also known as c-Kit, which is expressed on HSCs, making it an ideal target for conditioning across broad sets of diseases. This includes certain blood cancers, hemoglobinopathies (sickle cell disease and beta-thalassemia), and inherited metabolic disorders, with potential applicability in both stem cell transplant and HSC-based gene therapy.

Based on: Nobili et.al., Long non-coding RNAs in normal and malignant hematopoiesis. Oncotarget (2016).

Our experiments have validated the concept of using an ADC targeting CD117 in animal models of conditioning and transplant We found that a single dose of an experimental CD117-ADC was able to successfully deplete HSCs in immunocompetent mice and allow successful transplant. We then showed in non-human primate models that a single dose of a CD117-ADC was able to remove HSCs from the bone marrow. In contrast, treatment with an unconjugated CD117 antibody did not have a significant impact on HSCs.

The anti-CD117-ADC selectively depletes human stem and progenitor cells, or CD34+, in humanized NSG mice. The depletion is on target and payload dependent as the naked antibody and isotype ADC have no effect. CD117-ADC or controls were dosed on day 0. Bone marrow was collected on day 21 and analyzed by flow cytometry. The percent CD34+ cells remaining in the bone marrow of CD117-ADC or control treated mice 21 days after a single administration is shown.

We subsequently partnered with the National Institutes of Health on a non-human primate transplant study using HSCs modified with a lentiviral vector encoding the ß-globin gene, the gene that causes sickle cell disease and ß-thalassemia. Results from the study were presented by Dr. John Tisdale of the National Institutes of Health at the ASH annual meeting in December 2019.

This study showed, for the first time, that a single dose of an experimental CD117-ADC selectively depleted HSCs in non-human primates, while sparing immune cells, which are important for recovery following transplant. The single dose of this CD117-ADC in non-human primates enabled successful transplant and engraftment of HSCs modified with a lentiviral vector encoding the ß-globin gene.

CD117 ADC enables engraftment of autologous gene-modified HSCs in a non-human primate, or NHP, model. CD34+ cells were harvested from two rhesus NHPs and transduced with lentiviral vector encoding ß-globin. The transduced cells were transplanted into the same animals six days after a single dose of CD117 ADC. The neutrophils counts before and after transplantation of the transduced cells are shown for animal #1 (magenta line) and animal #2 (teal line). The animals recovered their neutrophils on day eight (animal #1) and day ten (animal #2).

The CD117-ADC was engineered to have a fast half-life to clear the body quickly, and it enabled transplant of gene-modified HSCs within days of dosing in non-human primates.

The CD117 ADC is a full length human IgG1 that has been engineered to have fast clearance and allows for safe graft infusion within five days after dosing. The engineered half-life anti-CD117 ADC demonstrates rapid clearance (10 hour half-life) in non-human primates with a half-life suitable for patient preparation for transplant (n=3/group). The wild type CD117 antibody half-life is approximately three days. The CD117 ADC drops below limit of detection for the assay after 48 hours and modeled pharmacokinetics (gray line) predicts the ADC will be below cytotoxic concentrations after five days.

Vector copy number was stable beyond three months, the longest time point in the study, suggesting that the gene-modified cells persisted in the body. This was comparable to historical data with multiple doses of busulfan conditioning.

The vector copy number, or VCN, of the transduced CD34+ cells used for the CD117-ADC conditioned animal was lower compared to the VCN of the cells used in the busulfan conditioned animals. The peripheral granulocyte VCN is stable over time and in the same range as observed with busulfan conditioned animals shown in gray. This indicates the conditioning with CD117-ADC is sufficient to enable engraftment of gene modified HSCs.

The experimental CD117-ADC was well tolerated in non-human primates with no evidence of the often severe side effects seen with busulfan conditioning, including veno-occlusive disease, weight loss, diarrhea, mucositis, vomiting, pulmonary fibrosis or seizures. No ADC-related blood chemistry changes outside normal range were observed.

We believe these proof-of-concept studies validate the use of CD117-ADC for targeted stem cell depletion prior to transplant and support its use as a new conditioning agent for gene therapy and stem cell transplant without toxic chemotherapy or radiation.

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

CD117-ADC effectively depletes human leukemic cells in NSG mice. Schematic of in vivo leukemia model. The human acute myeloid leukemia, or AML, cell line Kasumi-1 (left) or patient-derived acute myeloid leukemia cells (right) were injected into NSG mice to serve as a pharmacology model of established acute myeloid leukemia. A single injection of 0.3 mg/kg CD117 amanitin ADC or unconjugated anti-CD117 antibody or isotype amanitin occurred after tumors were established. Survival curves of mice after tumor injection and treatment are shown.

We have declared a development candidate, MGTA-117, which is an anti-CD117 antibody conjugated to an amanitin payload and have moved into IND-enabling studies. We plan to advance MGTA-117 into the clinic with initial clinical data expected in 2021.

Clinical development plans

We currently intend to pursue the development of MGTA-117 for patients with certain blood cancers, such as acute myeloid leukemia or myelodysplastic syndromes, and for patients with genetic diseases who may be eligible for allogeneic transplant or HSC-based gene therapy.

Because MGTA-117 has been shown in preclinical studies to deplete HSCs and leukemia cells, it could be ideal for immune reset in patients with acute myeloid leukemia and myelodysplastic syndromes where stem cell transplant is already the standard of care. Likewise, gene therapy is a promising approach to treat a variety of non-malignant diseases, including inherited metabolic disorders, sickle cell disease and beta-thalassemia, but the risks and toxicity associated with current chemotherapy-based conditioning approaches may limit the utility of this approach. Through its targeted approach, MGTA-117 has the potential to provide a safe and effective approach to preparing patients for immune and blood system reset through transplant or HSC-based gene therapy.

C300 program

Our third ADC-based conditioning program, C300, targets T cells. T cell depletion is currently performed with highly toxic, non-specific drugs, which can lead to immune deficiency, infections and other complications, including secondary autoimmune reactions. We are pursuing targets expressed on the surfaces of T cells with the goal of offering a safer and more optimized targeted conditioning approach through T cell depletion before CAR T therapy for blood cancers, prevention of stem cell rejection prior to allogeneic stem cell transplant or achievement of immune system reset through autologous stem cell transplant in patients with autoimmune disease.

MGTA-145 stem cell mobilization program

Opportunity

Successful immune reset through stem cell transplant requires collection of HSCs in both sufficient number and quality to allow for robust engraftment and rebuilding of the blood and immune system. Higher cell doses are associated with better outcomes.

Today there are 150,000 patients eligible for transplant each year. Mobilizing stem cells from the bone marrow to the blood has been an effective way to harvest stem cells for transplant. Approximately 85% of stem cell transplants, or approximately 55,000 transplants per year in the U.S. and Europe, use mobilized peripheral blood from either donors or patients themselves as a source of stem cells. The current standard of care for mobilization, G-CSF, mobilizes stem cells indirectly, requiring repeated daily injections, and is associated with significant side effects, including bone pain that often requires narcotics. The multi-day regimen requires five days of injections of G-CSF, and side effects can be disruptive for both patients having their cells collected for autologous transplants and for healthy volunteers donating their cells for allogeneic transplants. It is difficult to predict whether mobilization will be successful, especially in heavily treated blood cancer patients. In fact, most patients require multiple apheresis sessions and some patients require more than one stem cell collection procedure to obtain a sufficient number of cells for transplant. Mobilization failure rates are as high as 35% in patients with multiple myeloma or non-Hodgkin lymphoma. Further, patients with autoimmune diseases or sickle cell disease can have severe side effects with G-CSF, including potentially fatal complications.

For patients who are unable to mobilize sufficient numbers of stem cells with G-CSF, physicians are then required to re-treat with G-CSF and add another drug, called plerixafor. Plerixafor acts as a small molecule CXCR4 antagonist, blocking a pathway that otherwise plays an essential role in attracting and retaining HSCs in the bone marrow. It is approved for use in combination with G-CSF for patients who fail to achieve sufficient mobilization of stem cells with G-CSF alone. It can mobilize stem cells as a single agent but not to sufficient levels to be used as a standalone agent.

Current state of stem cell mobilization with G-CSF: inefficient, multi-day process

Our solution

We are developing MGTA-145 as the new first-line standard of care for stem cell mobilization in a broad range of diseases, for both autologous and allogeneic transplants. MGTA-145, a CXCR2 agonist, works in combination with plerixafor to harness the physiological mechanism of stem cell mobilization.

The goal of MGTA-145 is to achieve high levels of stem cell mobilization in patients and donors in a single day in the first-line setting and replace G-CSF.

MGTA-145: Single-day dosing and collection of stem cells

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

MGTA-145 in combination with plerixafor harnesses the natural mechanism of stem cell mobilization.

Clinical data

We have completed a Phase 1 trial of MGTA-145 plus plerixafor in healthy subjects. The trial met all primary and secondary endpoints.

The Phase 1 trial was a dose-finding trial to evaluate safety and activity of MGTA-145 and consisted of four parts:

•	In Part A, healthy volunteers were dosed with MGTA-145 (0.0075 – 0.3 mg/kg) or placebo.

•	In Part B, subjects received a single dose of MGTA-145 (0.03 – 0.15 mg/kg) or placebo in combination with a single dose of plerixafor (0.24 mg/kg).

•	In Part C, subjects received MGTA-145 or placebo plus plerixafor administered on day one and day two.

•	In Part D, subjects received a single dose of MGTA-145 (0.03 or 0.015 mg/kg) plus plerixafor followed by a single apheresis collection of multiple blood volumes.

Clinical endpoints include safety and tolerability, pharmacokinetics, target engagement, and pharmacodynamic effects.

We presented results from the trial at TCT in February 2020.

Results showed that MGTA-145 was safe and well-tolerated as a single agent and in combination with plerixafor and showed the expected target pharmacology. MGTA-145 was shown to engage CXCR2 on neutrophils to mobilize CD34+ cells into peripheral blood with limited neutrophil activation, which may minimize risk of vaso-occlusive crises in patients with sickle cell disease and immune flares in patients with autoimmune disease.

Eleven of 12 subjects who received a single dose of the combination of MGTA-145 at the .03 dose level and plerixafor mobilized more than 20 CD34+ cells/microliter, the clinically accepted threshold for successful mobilization, in a single day. Subjects in Part C demonstrated reliable mobilization of CD34+ cells on day two with peak counts that were comparable to day one mobilization yields, suggesting that two-day dosing and collection is feasible.

Single-day dosing and apheresis collection in eight subjects across two dose ranges in Part D yielded a median of 4.1 million CD34+ cells/kg. The clinically accepted threshold for a successful transplant is 2 million cells/kg. The median percentage of CD34+CD90+ cells (functional stem cells) collected in Part D was 35% (range: 19% to 41%), compared to approximately 10% with G-CSF-mobilized peripheral blood.

Cells collected from the first two subjects dosed in Part D transplanted into humanized mice engrafted more rapidly and at a ten-fold higher level than G-CSF-mobilized peripheral blood.

MGTA-145 in combination with plerixafor enables safe, same-day dosing, mobilization and collection of robust numbers of functional HSCs for transplant.

(A) CD34+ cells collected from healthy donors mobilized with a single injection of MGTA-145 + plerixafor (n=2) or five daily injections of G-CSF (n=3) were transplanted into sublethally irradiated (200 cGy) NSG mice at limit dilution (3 cell doses). (B) Engraftment of human CD45+ (hCD45+) in peripheral blood was measured at week 12 post-transplant by flow cytometry and SCID-repopulating cell (SRC) number per 1x106 cells was determined by ELDA. Data represent 7-8 mice per cell dose and are expressed as SRC number +/- 95% CI.

Clinical development plan

We plan to develop MGTA-145 as a first-line therapy for stem cell mobilization in a broad range of diseases, for both autologous and allogeneic transplant. We have completed dosing in the Phase 1 trial in healthy subjects and plan to move this program into multiple Phase 2 trials in patients in 2020. The Phase 2 trials may include both allogeneic and autologous transplant settings and will evaluate mobilization and collection of high-quality stem cells and engraftment of the stem cells after transplant.

MGTA-456 cell therapy program

Opportunity

It is critical that patients receive a sufficiently high dose of well-matched HSCs in the transplant, as higher cell doses and better matched cells are closely correlated to more successful immune system rebuilding and better patient outcomes. In allogeneic transplant, up to half of the approximately 23,000 patients requiring donor cells will not find a suitable donor within their families or among the registered bone marrow donors. Long search times for unrelated donors and their frequent unavailability represent a major challenge, particularly for patients with diseases that can progress rapidly, such as certain inherited metabolic disorders and high-risk acute leukemias. Because of the urgency for these patients to undergo transplant, there is a need for new options, and the ability to quickly find a well-matched stem cell donor with sufficient cells remains one of the most significant hurdles in stem cell transplant.

Our medicine

MGTA-456 is an allogeneic cell therapy that is designed to provide patients with a high dose of stem cells that are well matched to the patient. MGTA-456 originally achieved human proof-of-concept in a Phase 1/2 trial in patients with blood cancers. Data from this trial showed that the median expansion of stem cells from the original cord blood unit was 330-fold, and all 36 patients treated with MGTA-456 in the trial successfully achieved engraftment of this expanded stem cell dose. We are adding to the body of data for MGTA-456 in blood cancers through an investigator-initiated Phase 2 trial in blood cancers at the University of Minnesota, which was initiated in December 2018. We anticipate that this trial will triple the number of patients with blood cancers undergoing myeloablative conditioning who have been treated with MGTA-456, build experience with the cryopreserved formulation of MGTA-456 and help inform the design of further Magenta-sponsored trials.

We are the sponsor of the IND for MGTA-456 in inherited metabolic disorders. The IND was originally filed by Novartis International Pharmaceutical Ltd, or Novartis, on November 6, 2015 and formally transferred to us on July 25, 2017. The IND is active and up to date with reporting requirements, such as annual reports. We obtained the rights to MGTA-456 through an April 2017 license agreement with Novartis granting us the sole worldwide rights to research, develop and commercialize certain AHR antagonist compounds specifically for the expansion of cord blood-derived non-gene-edited/-modified HSCs. See “Licenses and Collaborations” section.

Inherited Metabolic Disorders

We are currently studying MGTA-456 in a Phase 2 trial in patients with inherited metabolic disorders. These rare genetic diseases, which include Hurler syndrome, cerebral adrenoleukodystrophy, or cALD; metachromatic leukodystrophy, or MLD; and globoid cell leukodystrophy, or GLD; progress rapidly and are fatal if left untreated. Stem cell transplant is the only disease-modifying treatment option for Hurler syndrome, and the only treatment option for cALD, MLD and GLD. We believe the high dose of HSCs present in MGTA-456 will speed engraftment, reduce or eliminate engraftment failure and improve patient outcomes, with the potential to deliver transformative and durable disease benefit to these patients. We estimate that approximately 7,000 patients worldwide suffer from one of these inherited metabolic disorders.

At the TCT conference in February 2019, we reported early data from the first five patients treated in this Phase 2 trial. All five patients with inherited metabolic disorders treated with MGTA-456 as of the data cut-off met the primary endpoint of successful engraftment. Patients with Hurler syndrome showed an increase in corrected enzyme and decrease in disease-related metabolites, and patients with cALD showed resolution of brain inflammation on MRI as early as one month post-treatment. These early disease markers and brain imaging evidence, respectively, are correlated with positive long-term disease outcomes. Two treatment-related adverse events were observed: one grade 1 vomiting and one grade 3 nausea, both of which were transient.

Normalization of enzyme activity in patients with Hurler syndrome within 42 days of receiving MGTA-456.

In December 2019, we presented updated results from the patients with cALD treated in this trial. At one year of follow-up, both patients showed continued resolution of gadolinium enhancement by MRI. The Loes score, a method for quantifying the severity of brain abnormalities and atrophy found on MRI, also remained stable in both patients at one year. Both patients had stable neurological function scores, which remained unchanged between baseline and one year of follow-up, suggesting progress of the disease has been durably arrested.

Resolution of gadolinium enhancement persisted at one year of follow-up in two patients with cALD, and Loes score and neurological function score remained stable.

Blood Cancers

MGTA-456 has also shown promise in patients with blood cancers.

In a Phase 1/2 trial conducted at the University of Minnesota beginning in 2014, nine patients underwent a myeloablative conditioning regimen before receiving MGTA-456, and the other nine patients underwent non-myeloablative conditioning before receiving MGTA-456.

Data from this trial were presented at the ASH annual meeting in December 2017. MGTA-456 successfully engrafted in all 18 patients, with rapid time to neutrophil engraftment and immune recovery regardless of conditioning intensity. Under the myeloablative protocol, all patients transplanted with MGTA-456 engrafted with a median time to neutrophil recovery of 14 days. Overall survival at two years for patients treated with MGTA-456 was 67%.

Investigators at the University of Minnesota are now studying the cryopreserved formulation of MGTA-456 in a Phase 2 clinical trial in patients with high-risk malignancies, which was initiated in December 2018. Initial data presented at ASH in December 2019 showed that nine of nine patients treated with MGTA-456 successfully engrafted. No patients experienced chronic GvHD, and rates of acute GvHD were low.

Clinical Development Plan

We intend to complete enrollment in the Phase 2 trials in inherited metabolic disorders in 2020, continue dialogue with the FDA under the RMAT designation granted in February 2019 for the treatment of multiple inherited metabolic disorders, and discuss the development path in Europe with the EMA. There are approximately 400 patients diagnosed with inherited metabolic disorders each year in the U.S. and Europe, and we estimate approximately 7,000 patients worldwide are living with one of these inherited metabolic disorders.

We are adding to the body of data for MGTA-456 in blood cancers through the investigator-initiated Phase 2 trial in blood cancers at the University of Minnesota. We anticipate that this trial will triple the number of patients with blood cancers undergoing myeloablative conditioning treated with MGTA-456 as a stand-alone cell source, build experience with the cryopreserved formulation of MGTA-456 and help inform the design of further clinical trials in patients with blood cancers.

Previously, in April 2018, we received orphan drug designation from the FDA for MGTA-456 for the enhancement of cell engraftment in patients receiving stem cell transplant.

We obtained the rights to MGTA-456 through an April 2017 license agreement with Novartis granting us the sole worldwide rights to research, develop and commercialize certain AHR antagonist compounds specifically for the expansion of cord blood-derived non-gene-edited/-modified HSCs.

MGTA-456 manufacturing process

MGTA-456 is manufactured at a good manufacturing practice, or GMP, certified contract manufacturing facility, which has produced all batches of MGTA-456 used for clinical trials. The manufacturing process involves selection of CD34+ cells, which contain the stem cells, from an umbilical cord blood unit matched to the patient to create a CD34-enriched cell fraction and a CD34-depleted cell fraction. The CD34-depleted fraction is cryopreserved following selection and later thawed and infused at the time of transplant. The CD34-depleted fraction contains immune cells that are important for immune recovery and provide a source of donor T cells that can recognize and kill residual tumor cells in the patient when used in patients with blood cancers. The CD34+ enriched cells are cultured for 15 days with growth factors that promote cell division and the low molecular weight AHR antagonist to produce MGTA-456. While the cells are being cultured, the patient is conditioned for transplant. The MGTA-456 manufacturing process results in a median increase in the number of CD34+ cells of 327-fold (range: 67-fold to 848-fold) across all studies.

Summary of clinical manufacturing of MGTA-456, CD34+ cell numbers before and after expansion in 36 clinical manufacturing batches.

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

Schematic of the MGTA-456 manufacturing process. The starting stem cell unit is thawed and the CD34+ cells are selected and expanded in the presence of an AHR antagonist. Following expansion, the CD34+ cells are frozen and shipped to the transplant center. They are then thawed and infused in the patient. The HSCs migrate to the bone marrow and rebuild the immune and blood system.

The manufacturing process for MGTA-456 does not require genomic manipulation. The small molecule AHR antagonist used in the MGTA-456 manufacturing process is manufactured under GMP conditions from readily available starting materials in reliable and reproducible synthetic processes that do not require specialized equipment in the manufacturing process.

E478 Cell Therapy Program

Opportunity

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

Our medicine

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

E478 uses the same clinically validated method used to produce MGTA-456, AHR antagonism, to expand gene-modified HSCs. We are developing E478 specifically to partner with gene therapy and/or genome editing companies to integrate into their manufacturing processes, leading to newly defined cell therapy products. We have shown that E478 can generate higher numbers of long-term engrafting cells compared to other expansion technologies. We have presented in vitro and in vivo data demonstrating successful expansion of gene-modified HSCs from both bone marrow and mobilized blood and in vivo engraftment of the expanded cells modified via lentiviral transduction, CRISPR/Cas9 and other gene-modifying approaches.

We performed experiments designed to evaluate the ability of E478 to increase HSC numbers for HSC based gene therapy. In these studies, human CD34+ cells isolated from G-CSF mobilized peripheral blood were cultured with cytokines in the presence or absence of E478 and transduced with lentiviral vectors expressing a green fluorescent protein (GFP) to identify cells that were effectively transduced. Inclusion of E478 increased the number of CD34+ cells and improved the level of human cell engraftment while maintaining high levels of transduction.

At the American Society of Cell and Gene Therapy annual meeting in May 2019, we presented in vitro data showing that culturing gene-corrected cells with E478 increased the dose of corrected cells.

E478 increases the dose of oligonucleotide donor corrected cells.

Development plan

We are developing E478 specifically to partner with gene therapy and/or genome editing companies to integrate into their manufacturing processes, leading to newly defined cell therapy products.

Post-transplant complications program

Opportunity

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

Our medicine

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

Commercialization Plan

We plan to establish sales, marketing, and commercial product distribution capabilities. Ahead of our first commercial launch, we are building upon relationships with transplant centers and thought leaders, furthering our understanding of the influences on the transplant decision-making process, refining our market research into reimbursement and market access, and leveraging our partnership with the NMDP. Transplants are currently conducted in a small number of specialist sites in the U.S. and Europe. There are approximately 170 transplant centers in the U.S. that are accredited through the NMDP, of which 20% of these transplant centers collectively account for over 50% of transplant volume. In Europe, approximately 205 transplant centers are accredited through the Joint Accreditation Committee ISCT-Europe-EMBT and data show that 30% of transplants in Europe between 2012 and 2015 were carried out by 20 centers in France and Spain. All of our product candidates are focused on the transplant physician as the key prescriber and decision maker.

As we advance our development programs in the U.S. and Europe, we will evaluate our sales and marketing resource needs. In advance of approval of our first product in the U.S. and Europe, we plan to build out a dedicated transplant-center-focused sales and marketing organization. We intend to leverage the infrastructure developed for MGTA-456 and MGTA-145 to support commercialization of any additional product candidates in our portfolio for which we gain approval. In addition, we will build upon physicians’ familiarity with MGTA-456 and MGTA-145 to accelerate adoption of our other medicines. As additional product candidates advance through our pipeline, our commercial plans may change. In particular, some of our pipeline assets target autoimmune disease indications, which could potentially require commercial reach that captures referring physicians outside of transplant centers and clinical trial sites.

Our commercial strategy may include the use of strategic partners, distributors, a contract sales force or the establishment of our own commercial structure.

Immune Reset Market Opportunity

Despite the existing risks associated with stem cell transplant, today transplant is a large market opportunity with approximately 65,000 procedures performed annually in the U.S. and Europe. However, this number represents only 40% of the patient population that is eligible for transplant.

At Magenta, we believe our portfolio of product candidates could not only improve upon existing approaches but also extend the curative power of immune reset to more patients. Each of our product candidates contributes uniquely to addressing certain opportunities in stem cell transplant. By using multiple Magenta products, physicians would be able to tailor the transplant procedure, thereby improving patient outcomes and increasing the potential for every eligible patient to benefit from an immune reset.

Across diseases where transplant has been shown to result in improved patient outcomes, only a small fraction of eligible patients currently receive a transplant because the risks and challenges outweigh the potential for a cure. Depending on the disease, the barriers for treatment include finding a matched donor, obtaining an adequate cell dose and the morbidity and mortality associated with current conditioning regimens. We believe that by removing the major barriers to transplant with Magenta’s programs, we enable safe immune reset through stem cell transplant for all of the approximately 150,000 eligible patients in the U.S. and Europe. Further, by making the procedure less risky and toxic, we believe the eligible patient populations could increase beyond the current numbers.

Not To Scale

At Magenta, we are planning to develop our suite of medicines for immune reset across several indications. These include diseases where stem cell transplant is currently a standard of care (e.g., blood cancers such as acute myelogenous leukemia, myelodysplastic syndromes, multiple myeloma, and non-Hodgkin lymphoma), diseases where transplant is performed but limited in use (e.g., hemoglobinopathies such as sickle cell disease and beta-thalassemia), and diseases where the clinical promise for immune reset is emerging (e.g., autoimmune diseases such as systemic sclerosis and multiple sclerosis). The introduction of innovative medicines to the marketplace that address some of the primary barriers for treatment with transplant would therefore potentially enable all of the 150,000 currently eligible patients across these diseases to receive a transplant. In addition, we believe our medicines will increase the number of patients who are eligible for an immune reset. We further assessed the existing eligible patient population on a per-program basis to estimate the potential number of treatments that could be provided on a per patient basis. This analysis, summarized in the table below, assumes demonstration of clinical outcomes that address barriers to treatment with transplant.

Of the approximately 150,000 patients currently eligible for a stem cell transplant patients in the U.S. and Europe, each will potentially need multiple treatments using products to be developed under our programs:

Autoimmune diseases: emerging data support use of stem cell transplant as a clinically promising one-time therapy, however the high morbidity and mortality associated with current conditioning regimens limit the uptake of transplant as a therapeutic option.

Multiple sclerosis affects approximately 600,000 to 700,000 patients in the U.S. and historically at least 650,000 patients in Europe. Approximately 15,000 new patients in the U.S. and 32,000 new patients in Europe are diagnosed annually. To assess eligibility in this population. we focused on the patients with active relapsing-remitting disease and relapsing secondary progressive multiple sclerosis patients who are not adequately treated by current therapies. This population represents approximately 45,000 multiple sclerosis patients who switch therapies each year in the U.S. and we believe that a greater population of patients switch therapies each year in Europe. Many of these patients switch because their current therapy does not adequately control disease activity such as relapses. Given stem cell transplant’s ability to durably eliminate relapses and disease activity in multiple sclerosis patients, we believe a safe immune reset would be a viable option for those patients with highly active disease beyond what therapeutics can manage. Currently approximately 1 to 2% of eligible multiple sclerosis patients in the U.S. and Europe receive a stem cell transplant because the risk of the process outweighs the benefits of a potential cure and we believe we can significantly expand this number.

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

Our conditioning programs, such as CD45-ADC or a combination of MGTA-117 and C300, have the potential to provide safer, targeted conditioning for these autoimmune disease patients receiving autologous transplant. We are developing these targeted conditioning approaches to grow the use of transplant in autoimmune disease significantly. In addition, our MGTA-145 product candidate may address the difficult-to-mobilize patients who cannot receive G-CSF because of the risk of triggering autoimmune flares.

Blood Cancers: Stem cell transplant is a standard of care, however a significant number of eligible patients do not receive a transplant because of lack of a matched donor, poor mobilization, and the toxicity of conditioning:

Acute myeloid leukemia, a cancer arising from myeloid cells, an immature white blood cell found in the bone marrow, is diagnosed in approximately 20,000 patients in the U.S. and 27,000 patients in Europe annually. Approximately 60% (12,500 patients in the U.S., 16,400 patients in Europe) of newly diagnosed patients have a complete response to induction chemotherapy and become eligible for transplant for a more durable remission. However, the current challenges of stem cell transplant and patient co-morbidities limit transplant to approximately 30 to 40% of those patients who are otherwise eligible.

Myelodysplastic syndrome occurs when the blood-forming cells in the bone marrow become abnormal, leading to low numbers of one or more types of blood cells. It is diagnosed in approximately 21,000 patients in the U.S. and 13,300 patients in Europe annually. Approximately 30% (6,700 patients in the U.S., 4,600 patients in Europe) of newly diagnosed patients have high risk disease and are eligible for stem cell transplant. However, toxicities of stem cell transplant and patient co-morbidities limit transplant to approximately 16 to 40% of those patients who are otherwise eligible.

Non-Hodgkin lymphoma, a cancer arising from lymphocytes, a type of white blood cell, is diagnosed in approximately 72,000 patients in the U.S. and 95,000 patients in Europe annually. Non-Hodgkin lymphoma, the most common blood cancer, can be treated by autologous stem cell transplant. The largest Non-Hodgkin lymphoma subtype is Diffuse Large B-Cell Lymphoma, or DLBCL, comprising approximately 33% of Non-Hodgkin lymphoma. First-line chemotherapy and targeted therapies like rituximab are effective for about two-thirds of DLBCL patients. In the remaining one-third of patients with relapsed/refractory disease, the National Comprehensive Cancer Network recommends autologous stem cell transplant as one therapeutic option. Therefore, approximately 6,500 newly diagnosed patients in the U.S. and 8,500 patients in Europe are eligible for stem cell transplant. Currently, approximately 60 to 80% of those eligible Non-Hodgkin lymphoma patients in the U.S. and Europe receive a stem cell transplant.

Multiple myeloma a cancer arising from plasma cells, is diagnosed in approximately 30,000 patients in the U.S. and 40,000 patients in Europe annually. Multiple myeloma represents the second most common blood cancer treated by autologous stem cell transplant. Approximately 50% (15,000 patients in the U.S., 20,000 patients in Europe) of newly diagnosed patients are eligible for stem cell transplant. The National Comprehensive Cancer Network recommends stem cell transplant for patients after primary therapeutic treatment, including novel orals, injectables, and chemotherapy. This recommendation is founded on evidence that autologous stem cell transplant consistently achieves higher response rates and survival rates than primary treatment alone. However, toxicities of stem cell transplant and patient co-morbidities limit transplant to approximately 55 to 60% of those patients who are otherwise eligible.

Our conditioning programs, such as CD45-ADC and MGTA-117, have the potential to provide safer, targeted conditioning for these blood cancer patients who are too frail to tolerate the current conditioning regimens. Our MGTA-145 product candidate has the potential to address the difficult-to-mobilize patients who are suffering from blood cancers as well so that patients can access a robust single-day mobilization regimen. For allogeneic transplant recipients, MGTA-456 offers access to a well-matched cell therapy, with a high stem cell dose and the higher likelihood of durable clinical outcomes.

Hemoglobinopathies: Stem cell transplant is clinically accepted but still limited in use due to challenges identifying well-matched donors and conditioning-associated morbidity and mortality. Gene therapy is a promising treatment option but is limited by the same conditioning challenges as well as the ability to obtain a sufficient dose of gene-modified cells.

Sickle cell disease is diagnosed in approximately 1,700 patients in the U.S. and 720 patients in Europe annually. Approximately 25% (400 patients in the U.S., 180 patients in Europe) of patients with sickle cell disease have severe disease and are therefore eligible for stem cell transplant. Currently, only approximately 36 to 58% of eligible patients with sickle cell disease in the U.S. and Europe receive a stem cell transplant because it is particularly difficult to find a matched donor and the risk of the procedure often outweighs the benefits of a potential cure.

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

Our conditioning programs, such as MGTA-117, have the potential to provide safer, targeted conditioning for these hemoglobinopathy patients receiving autologous gene therapy or an allogeneic transplant. Our MGTA-145 product candidate has the potential to address patients with sickle cell disease who cannot receive G-CSF because of the risk of triggering sickle cell crises. E478 uses the same clinically-validated mechanism as MGTA-456 to generate higher doses of gene-modified stem cells.

Our portfolio of products is designed to address several opportunities in transplant, providing the potential opportunity for our products to be used in combination to create disease-tailored solutions for patients. Based on the 150,000 patients who are currently eligible for transplant in the U.S. and Europe and who could benefit from our medicines, we estimate the potential for up to 375,000 aggregate treatments per year in the future. This estimate includes approximately 150,000 treatments under our conditioning programs, 150,000 treatments under our mobilization program, 15,000 treatments under our expansion programs, and 60,000 treatments under our post-transplant complications program, each on an annual basis.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently depend on third-party contract manufacturing organizations, or CMOs, for all of our requirements of raw materials, drug substance and drug product for our preclinical research and our ongoing clinical trials of MGTA-456 and MGTA-145. We have not entered into long-term agreements with our current CMOs. We intend to continue to rely on CMOs for later-stage development and commercialization of MGTA-456 and MGTA-145, as well as the development and commercialization of MGTA-117 and other product candidates that we may identify. Although we rely on CMOs, we have personnel and consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

We believe the synthesis of the AHR antagonist that we use to manufacture MGTA-456 is reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale production and do not require unusual equipment or handling in the manufacturing process. We acquired data from Novartis related to the chemical synthesis of the AHR antagonist, which has been manufactured by Novartis to satisfy our immediate and near term clinical and preclinical needs. We also acquired data from Novartis related to manufacturing of MGTA-456, which is currently manufactured by a single CMO to satisfy our immediate and near term clinical and pre-commercial needs. We have begun working with a second drug product manufacturer for our development and commercial supply needs for MGTA-456.

We believe the synthesis of the MGTA-145 drug substance used to manufacture drug product is reliable and reproducible from readily available starting materials, amenable to commercial-scale production, and does not require unusual equipment or handling in the manufacturing process. We have manufactured and released for early clinical use drug product which has been manufactured by our CMO to satisfy our immediate and near term clinical and preclinical needs. We expect to refine, scale, and optimize the process, including the final product formulation, for our development and commercial supply needs.

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

Manufacturing of any product candidate is subject to extensive regulations that impose various procedural and documentation requirements, which govern recordkeeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. We expect that all of our CMOs will manufacture MGTA-456, MGTA-145 and MGTA-117 under current Good Manufacturing Practice, or cGMP, conditions. cGMP is a regulatory standard for the production of pharmaceuticals to be used in humans.

Competition

The biotechnology industry is extremely competitive in the race to develop new products and treatment modalities. While we believe we have significant competitive advantages with our industry-leading expertise in transplant medicine, preclinical and clinical development expertise, our comprehensive approach to patient care and intellectual property position, we may face competition for our development programs from companies focused on traditional therapeutic modalities, such as small molecules and antibodies, as well as companies developing next-generation cell therapies. Competition is likely to come from multiple sources, including larger pharmaceutical companies, biotechnology companies and academia. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, we will have to compete with new therapies that may become available in the future. We believe we are the only company that is committed to addressing all of the major opportunities in stem cell transplant to revolutionize an entire field of medicine. We are building a comprehensive portfolio of novel therapeutic development programs to address all major unmet medical needs inherent to the existing stem cell transplant process, which distinguishes us from our competition.

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

Competitors in our stem cell expansion programs include the following:

•	Gamida Cell Ltd., which is developing a UCB-derived cell product that uses a small molecule to inhibit differentiation and enhance functionality of ex vivo-expanded HSCs;

•	ExCellThera Inc., which is focused on ex vivo expansion of stem cells using a pyrimidoindole-derivative small molecule;

•	Angiocrine Bioscience, Inc., which is expanding cord blood and gene-modified HSCs using an endothelial cell feeder layer; and

•	Intellia Therapeutics, Inc., which has exclusively licensed from Novartis the AHR antagonist that we use to manufacture MGTA-456 for expansion of gene-modified HSCs only.

Competitors in our conditioning programs include the following:

•	Actinium Pharmaceuticals, Inc., which is developing an antibody to CD45 that is linked to radioisotope iodine-131;

•	Jasper Therapeutics, Inc., which is developing an antibody to CD117 that is not conjugated to any toxin;

•	Forty Seven, Inc., which is developing an antibody to CD117 that is not conjugated to any toxin and is used in combination with an antibody to CD47; and

•	Molecular Templates Inc., which is developing an antibody to CD45 that is conjugated to engineered Shiga-toxin.

Competitors in our post-transplant complications programs (acute GvHD) include the following:

•	Bellicum Pharmaceuticals, Inc., which is developing a combination of genetically modified T cells and activator agent rimiducid;

•	Abbvie Inc., which has a Bruton’s tyrosine kinase inhibitor that is approved for use in chronic GvHD; and

•	Incyte Corporation, which is developing Janus kinase inhibitors, ruxolitinib and itacitinib, for both the treatment and prevention of acute and chronic GvHD.

Competitors in our mobilization programs include the following:

•	BioLineRx Ltd., which is developing BL-8040, a peptide that functions as a high-affinity antagonist for CXCR4.

Licenses and Collaborations

Alliance with Novartis

In April 2017, we entered into a license agreement with Novartis pursuant to which Novartis granted us an exclusive, worldwide, sublicensable license to research, develop and commercialize certain licensed products that contain Novartis compounds for the expansion of cord blood derived non-Gene-Edited/-Modified HSCs. We refer to this agreement as the Novartis Agreement. The license granted to us under the Novartis Agreement is subject to certain rights retained by Novartis for internal research purposes and certain third parties for research and educational purposes. Certain of the rights licensed to us under the Novartis Agreement are also subject to any retained rights of the U.S. government in the licensed patents. The Novartis Agreement led to the establishment of MGTA-456 as one of our programs. Under the terms of the Novartis Agreement, we are responsible for all research, development, regulatory and commercialization activities related to licensed products. We are required to use commercially reasonable efforts to develop and commercialize licensed products in the U.S., United Kingdom, France, Germany, Spain, Italy and Japan.

Pursuant to the Novartis Agreement, we issued to Novartis 2,500,000 shares of Series A preferred stock and 643,550 shares of Series B preferred stock. We will be required to make milestone payments to Novartis upon dosing the first patient in Biologic Licensing Application, or BLA, enabling clinical trials and upon regulatory approvals of licensed products across ultra-orphan, hemoglobinopathies and other indications. For ultra-orphan indications, we may be required to pay development and regulatory milestones of up to $13.0 million for each of the first two indications, and up to $5.0 million for a third indication. For hemoglobinopathies, we may be required to pay development and regulatory milestones of up to $13.0 million per indication, for the first two indications. For all other indications that are not an ultra-orphan or hemoglobinopathy, we may be required to pay development and regulatory milestones of up to $75.0 million for the first indication and up to $45.0 million for the second indication. Across all licensed products, we may be required to pay Novartis up to $125.0 million in sales milestones, based on the first achievement of certain aggregate worldwide annual net sales thresholds. We are also required to pay tiered royalties to Novartis on worldwide net sales of licensed products by us, ranging from low single-digit percentages to up to 20% for higher net sales, which royalties are potentially subject to reduction and offset during the royalty term. Royalties are payable on a licensed product-by-licensed product and country-by-country basis until the later of (i) expiration of the last valid claim of a licensed patent right that covers the manufacture, use or sale of such licensed product, or the licensed compound used in the manufacture of such licensed product, in such country and (ii) ten years following the first commercial sale of such licensed product in such country.

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

Collaboration with National Marrow Donor Program (as successor in interest to Be The Match Biotherapies, LLC)

In November 2017, we entered into a collaboration agreement with Be The Match BioTherapies, LLC, then a subsidiary of National Marrow Donor Program, or NMDP. We refer to this agreement, as amended, as the NMDP Agreement. Pursuant to the NMDP Agreement, the NMDP grants us priority access to subject matter experts at the NMDP and the CIBMTR, which is an affiliation between the Medical College of Wisconsin and NMDP, for consultation on our clinical development and commercialization needs.

We believe that, through this priority access, the partnership enables us to establish relationships across transplant centers and with transplant physicians, giving us access to clinical strategy and development operational support, and potentially supporting our eventual commercialization efforts across several programs.

Under the NMDP Agreement, we will make quarterly payments to NMDP of $25,000. The term of the NMDP Agreement will continue until December 31, 2020 unless terminated earlier by either party. Either party may terminate the NMDP Agreement in whole or in part (i) for convenience upon 60 days’ notice, (ii) for the other party’s uncured material breach upon ten days’ notice or (iii) upon the other party’s insolvency.

Harvard University License Agreement

In November 2016, we entered into a license agreement with Harvard University, or Harvard, pursuant to which Harvard granted us the worldwide exclusive, subject to Harvard’s retained right solely for research and educational purposes, sublicensable, right, to research, develop and commercialize licensed products under certain conditioning-related and mobilization-related patents. The license granted to us under the Harvard Agreement is also subject to any retained rights of the U.S. government in the licensed patents. Under the terms of the agreement, which we refer to as the Harvard Agreement, we will be responsible for all research, development, regulatory and commercialization activities related to licensed products. We are obligated to use commercially reasonable efforts to commercialize at least two licensed products under the Harvard Agreement, including one for conditioning and one for mobilization. The license from the Harvard Agreement relates to our conditioning and mobilization programs.

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

Research, Development Option and License Agreement with Heidelberg Pharma Research GmbH

In March 2018, we entered into an exclusive research, development option and license agreement with Heidelberg Pharma Research GmbH, or Heidelberg Pharma. We refer to this agreement, as amended, as the Heidelberg Agreement. Heidelberg Pharma has developed a proprietary antibody targeted amanitin conjugates platform. This collaboration enables our research and development efforts across several targeted conditioning programs through the combination of our proprietary antibodies and Heidelberg Pharma’s antibody targeted amanitin conjugates platform.

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

Bachem Master Development and Manufacturing Agreement

In February 2018, we entered into a Master Development and Manufacturing Agreement with Bachem Americas, Inc., or Bachem. This agreement, which we refer to as the Bachem Agreement, governs several projects related to the development and manufacture of CXCR2 agonists, including MGTA-145, each pursuant to a separate project plan. The active pharmaceutical ingredient of MGTA-145 is a 69 amino acid protein. We selected Bachem as our contract manufacturer for this program based on their deep expertise in the synthesis and production of proteins. Financial terms related to this agreement will be determined on a project-by-project basis. In April 2018, we entered into an initial one-year project plan pursuant to which Bachem will be responsible for producing batches of MGTA-145 for GLP toxicology studies completed in 2018, as well as GMP material for the Phase 1 trial of MGTA-145, which commenced in the second quarter of 2019.

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

Clinical Trial Agreement with University of Minnesota

In January 2018, we entered into a Clinical Trial Agreement with the Regents of the University of Minnesota, or UMinn, pursuant to which UMinn will undertake a Phase 2 clinical trial with MGTA-456 for the treatment of inherited metabolic disorders. Under this agreement, UMinn is also responsible for the manufacture and supply of the required quantities of MGTA-456 for the trial, subject to specified quality assurance provisions.

The term of the agreement will run through the course of the trial, unless earlier terminated. Each party may terminate the agreement immediately upon the other party’s material failure to follow the specified protocol for the trial or upon a material uncured breach by the other party.

Intellectual Property

Overview

We strive to protect the proprietary product candidates and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technologies, diagnostics and other inventions. As of December 31, 2019, our owned patent portfolio is composed of seven issued patents and more than 130 pending patent applications in the U.S. and foreign jurisdictions. In addition, we have licensed more than 200 issued patents and pending patent applications in the U.S. and foreign jurisdictions.

Company-Owned Patent Rights Relating to Our Targeted Conditioning and Post-Transplant Complications Programs

With regard to our targeted conditioning and post-transplant complications programs, our owned patent portfolio includes two issued U.S. patents, two issued foreign patents, and more than 100 pending patent applications in the U.S. and foreign jurisdictions. Our targeted conditioning and post-transplant complications patent portfolio includes, for example, composition of matter and methods of use claims directed to program-

specific ADCs and antibodies, as well as claims directed more generally to our targeted conditioning and post-transplant complications programs that provide coverage for multiple programs.

Our MGTA-117 patent portfolio contains patent families directed to compositions and methods for the depletion of CD117+ cells. As of December 31, 2019, we owned one issued U.S. patent, three pending U.S. patent applications, one issued Australian patent, more than fifteen pending patent applications in foreign jurisdictions, four families of pending U.S. provisional patent applications, and four pending PCT applications. The issued U.S. patent and the issued Australian patent would be expected to expire in 2037, absent any applicable patent term extensions. Any other patents that issue from the pending patent applications would be expected to expire between 2037 and 2040, absent any applicable patent term extensions.

Our CD45-ADC patent portfolio contains patent families directed to compositions and methods for the depletion of CD45+ cells. As of December 31, 2019, we owned two pending U.S. patent applications, one issued Australian patent, more than ten pending patent applications in foreign jurisdictions, four families of pending U.S. provisional patent applications, and one pending PCT application. The issued Australian patent would be expected to expire in 2037, absent any applicable patent term extensions. Any other patents that issue from the pending patent applications would be expected to expire between 2037 and 2040, absent any applicable patent term extensions.

Our C300 patent portfolio, as of December 31, 2019, includes four pending PCT patent applications and one pending U.S. provisional patent application that we own. Any patents that issue from the pending patent applications would be expected to expire between 2038 and 2040, absent any applicable patent term extensions.

Our G100 patent portfolio, as of December 31, 2019, includes one issued U.S. patent, one pending U.S. patent application, more than ten pending patent applications in foreign jurisdictions, and three pending PCT patent applications that we own. The issued U.S. patent would be expected to expire in 2038, absent any applicable patent term extensions. Any other patents that issue from the pending patent applications would be expected to expire between 2038 and 2039, absent any applicable patent term extensions.

Company-Owned Patent Rights Relating to Our Mobilization Program

Our MGTA-145 patent portfolio contains patent families directed to methods of mobilizing HSCs. As of December 31, 2019, we owned one issued U.S. patent, three pending U.S. patent applications, one pending PCT patent application, and three families of provisional patent applications. The issued U.S. patent would be expected to expire in 2037, absent any applicable patent term extensions. Any other patents that issue from the pending patent applications would be expected to expire between 2037 and 2040, absent any applicable patent term extensions.

Company-Owned Patent Rights Relating to Our Cell Therapy Programs

Our cell therapy patent portfolio contains patent families directed to compositions of matter for AHR antagonists, including E478, methods of using these compounds, and methods of treatment using expanded HSCs. As of December 31, 2019, we owned two issued U.S. patents, three pending U.S. patent applications, more than fifteen pending patent applications in foreign jurisdictions, and six pending PCT patent applications. The issued U.S. patents would be expected to expire in 2038, absent any applicable patent term extensions. Any patents that issue from the pending patent applications would be expected to expire between 2038 and 2039, absent any applicable patent term extensions.

In-Licensed Harvard Portfolio

We have exclusively licensed a patent portfolio from Harvard applicable to our targeted conditioning and mobilization programs that contains patent families directed to compositions and methods for non-myeloablative conditioning, compositions and methods for mobilizing HSCs, and highly engraftable hematopoietic stem cells and their uses. As of December 31, 2019, this patent portfolio includes one issued U.S. patent, five pending U.S. patent applications, and more than twenty pending patent applications in foreign jurisdictions. The issued U.S. patent would be expected to expire in 2036, absent any applicable patent term extensions. Any patents that issue from the pending patent applications in this patent portfolio would be expected to expire between 2034 and 2037, absent any applicable patent term extensions.

In-Licensed Heidelberg Portfolio

We have licensed a patent portfolio from Heidelberg Pharma applicable to our targeted conditioning and post-transplant complications programs that contains patent families directed to amatoxin conjugates, methods of treatment, and methods of synthesizing amatoxins. As of December 31, 2019, these families include more than 90 issued patents and pending patent applications in jurisdictions worldwide. The issued patents and any other patents that issue from these families would be expected to expire between 2030 and 2040, absent any applicable patent term extensions.

In-Licensed Novartis Portfolio

We have licensed a patent family from Novartis applicable to our MGTA-456 program that is directed to AHR antagonists and their use in the expansion of HSCs. As of December 31, 2019, this family includes two issued U.S. patents, one with method claims covering the use of AHR antagonists in the expansion of HSCs and one with composition of matter claims covering AHR antagonists, one pending U.S. patent application, and more than 80 issued patents and pending patent applications in jurisdictions worldwide. The issued U.S. patents are expected to expire in 2032 and 2031, respectively, absent any applicable patent term extensions. The issued foreign patents and any patents that may issue from U.S. and foreign pending patent applications in this family would be expected to expire in 2029, absent any applicable patent term extensions.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries in which we have filed, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted for a portion of the term effectively lost as a result of the FDA regulatory review period, subject to certain limitations and provided statutory and regulatory requirements are met. Any such patent term extension can be for no more than five years, only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. We may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. In the future, if and when our product candidates receive approval from the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents we may obtain in the future covering those products, depending upon the length of the clinical trials for each product and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

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

Government Regulation

Government authorities in the U.S. at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as MGTA-456, MGTA-145 and any future product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

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

MGTA-456, MGTA-145 and any future product candidates must be approved by the FDA through either a New Drug Application, or NDA, or a Biologics License Application, or BLA, process before they may be legally marketed in the U.S. The process generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;

•	submission to the FDA of an application for an IND application, which must become effective before human clinical trials may begin;

•	approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;

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

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for MGTA-456, MGTA-145 and any future product candidates will be granted on a timely basis, or at all.

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

A sponsor who wishes to conduct a clinical trial outside of the U.S. may, but often need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA or BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2020, the user fee for an application requiring clinical data, such as an NDA or BLA, is $2,942,965. The sponsor of an approved NDA or BLA is also subject to an annual prescription drug program fee, which for fiscal year 2020 is $325,424. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

As part of the 21st Century Cures Act, Congress amended the FDCA to facilitate an efficient development program for, and expedite review of RMATs which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. RMATs do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the PHSA and 21 CFR Part 1271. This program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. A drug sponsor may request that FDA designate a drug as a RMAT concurrently with, or at any time after, submission of an IND. FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

Fast track designation, priority review, accelerated approval, breakthrough therapy designation, and RMAT designation do not change the standards for approval, but may expedite the development or approval process.

Pediatric information

Under the Pediatric Research Equity Act, or PREA, certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 trial. The initial PSP must include an outline of the pediatric trial or trials that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric trials along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials, and/or other clinical development programs.

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

Companion diagnostics and complementary diagnostics

We believe that the success of our product candidates may depend, in part, on the development and commercialization of either a companion diagnostic or complementary diagnostic. Companion diagnostics and complementary diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA and, as such, require either clearance or approval prior to commercialization. The level of risk combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval Application approval or is cleared through the 510(k) premarket notification process. For a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and approved or 510(k)-cleared contemporaneously with the therapeutic. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product. This is also true for a complementary diagnostic, although it is not a prerequisite for receiving the therapeutic.

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

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. In the U.S., these laws include: the federal Anti-Kickback Statute, the False Claims Act, laws and regulations related to the reporting of payments to physicians and teaching hospitals, and the Health Insurance Portability and Accountability Act of 1996, or HIPAA.

The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer, pay or provide any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties for each violation, plus up to three times the renumeration involved, and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it.

The federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalty laws impose civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and the potential implication of various federal criminal statutes. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, as well as the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.

HIPAA imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or knowingly and willfully making false statements, and concealing or covering up by any trick or device a material fact or making any materially false statement relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

The Physician Payments Sunshine Act of 2010, as amended by the Health Care and Education Reconciliation Act, which requires applicable manufacturers of covered drugs, biologics, and medical supplies (those paid for by a federal healthcare program) to report annually to CMS information related to any payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services. Such laws are generally broad and are enforced by various state agencies and private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Certain state and local laws require the registration of pharmaceutical sales representatives.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts. For example, in California, the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.

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

In March 2010, the Congress enacted the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, which, among other things:

•

created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;

•

expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expanded the types of entities eligible for the 340B drug discount program;

•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount, which was increased to 70% by the Bipartisan Budget Act of 2018 (as of January 1, 2019), off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

•	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

With the new administration and Congress, there will likely be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of the ACA which may impact reimbursement for drugs and biologics. For example the Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision that decreased, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate,” to $0. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held the individual mandate unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. Congress may also consider other legislation to repeal or replace certain elements of the ACA. In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, on October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state attorneys general filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group market places, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of FDA approval of MGTA-456, MGTA-145 and any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

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

An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009 as part of the ACA. This amendment to the PHSA, in part, attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

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

Similar to the U.S., the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the European Union Clinical Trials Directive 2001/20/EC, or Directive, has sought to harmonize the European Union clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the European Union Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the European Union countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the European Union Member State where they occurred.

The European Union clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No. 536/2014 ensures that the rules for conducting clinical trials in the European Union will be identical.

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

•	The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State of the EEA through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State of the EEA at the time of application, it can be approved simultaneously in various Member States of the EEA through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States of the EEA in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States of the EEA (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

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

European Data Collection

The collection and use of personal health data in the European Union is governed, as of May 2018, by the General Data Protection Regulation, or GDPR. The GDPR imposes several requirements on companies that process personal data, including requirements relating to the processing of health and other sensitive data, the consent of the individuals to whom the personal data relates, the information provided to the individuals regarding data processing activities, the notification of data processing obligations to the competent national data protection authorities and certain measures to be taken when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area, including to the U.S. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the European Union Member States, may result in fines and other administrative penalties, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules, including as implemented by individual countries. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future European activities. Further, the United Kingdom’s vote in favor of exiting the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

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

Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the U.S., no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. For example, the ACA contains provisions that subject biological products to potential competition by lower-cost biosimilars and may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, creating a new methodology by which rebates owed are calculated for drugs that are inhaled, infused, instilled, implanted or injected, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990.

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

•

The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken.

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

In addition, the current administration released a “Blueprint” to reduce the cost of drugs. The Trump administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. For example, on October 25, 2018, CMS issued an Advanced Notice of Proposed Rulemaking, or ANPRM, indicating it was considering issuing a proposed rule in the spring of 2019 on a model called the International Pricing Index. This model would utilize a basket of other countries’ prices as a reference for the Medicare program to use in reimbursing for drugs covered under Part B. The ANPRM also included an updated version of the Competitive Acquisition Program as an alternative to current “buy and bill” payment methods for Part B drugs. As of this time, the proposed rule has been delayed. However, the model has been incorporated in the Medicare Prescription Drug Savings and Choice Act of 2019, a bill introduced in the House of Representatives on October 21, 2019. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require the Department of Health and Human Services to directly negotiate drug prices with manufacturers. The Lower Drugs Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019. However, it is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs.

These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other trials that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.

Employees

As of December 31, 2019, we had 72 full-time employees, 32 of our employees have Ph.D. or M.D. degrees and 50 of our employees are engaged in research and development activities.

Our Corporate Information

We were incorporated under the laws of the State of Delaware on June 17, 2015 under the name HSCTCo Therapeutics, Inc. In February 2016, we changed our name to Magenta Therapeutics, Inc.

On June 25, 2018, we completed the initial public offering, or IPO, pursuant to which we issued and sold 6,666,667 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $89.9 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, our outstanding redeemable convertible preferred stock automatically converted into shares of common stock.

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

We are also a “smaller reporting company” as defined in the Securities and Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter.

Our principal executive offices are located at 100 Technology Square, Cambridge, MA 02139, and our telephone number is (857) 242-0170. Our website address is www.magentatx.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

Available Information

Our Internet address is www.magentatx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of immune reset to more patients and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the years ended December 31, 2019, 2018 and 2017, we reported net losses of $76.8 million, $57.5 million and $35.5 million, respectively. As of December 31, 2019, we had an accumulated deficit of $179.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash (including the net proceeds from our initial public offering, or IPO, and our follow-on public offering in May 2019) to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the U.S., the European Union and certain other markets. As of December 31, 2019, we had approximately $145.7 million in cash, cash equivalents and marketable securities. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We are an early-stage company. We were founded and commenced operations in June 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, and undertaking preclinical studies, and in the case of MGTA-145 and MGTA-456, clinical trials. Aside from MGTA-145 and MGTA-456, all of our research programs and product candidates are still in the preclinical or research stage of development, and their risk of failure is high. We have not yet demonstrated an ability to initiate or successfully complete any clinical trials (other than for MGTA-145 and MGTA-456), including large-scale, pivotal clinical trials; obtain marketing approvals; manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf; or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to Product Development and Regulatory Approval

We are very early in our development efforts. All but two of our product candidates, MGTA-145 and MGTA-456, are still in preclinical development. If we are unable to advance our product candidates to obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and all but two of our product candidates, MGTA-145 and MGTA-456, are still in preclinical development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

•	effective Investigational New Drug applications, or INDs, or Clinical Trial Authorizations that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

•	positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;

•	receipt of regulatory approvals from applicable regulatory authorities;

•	establishment of arrangements with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities;

•	successful development of our internal manufacturing processes or transfer to larger-scale facilities operated by either a contract manufacturing organization, or CMO, or by us;

•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;

•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;

•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effective competition with other therapies;

•	establishment and maintenance of healthcare coverage and adequate reimbursement;

•	enforcement and defense of intellectual property rights and claims; and

•	maintenance of a continued acceptable safety profile of our product candidates following approval.

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

With the exception of MGTA-145 and MGTA-456, our product candidates are still in the preclinical development stage, and their risk of failure is high. It is impossible to predict when or if any of our programs will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of any of our future product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other immune reset and cell-based therapies that raise safety or efficacy concerns about our product candidates.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in December 2015, prior to our license of MGTA-456 from Novartis International Pharmaceutical Ltd., or Novartis, the FDA imposed a partial clinical hold on the cryopreserved part of the protocol covered by the IND application for MGTA-456 until Novartis demonstrated comparability between the fresh and cryopreserved product. This partial clinical hold was later removed by the FDA in June 2016 after Novartis presented satisfactory comparability data between the fresh and cryopreserved product. We cannot guarantee that we will not be subject to further holds by the FDA or other regulatory authorities in the future. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

As a company, we have never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all future NDA or BLAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any current or future product candidates. If the FDA does not approve any future NDAs or BLAs, it may require that we conduct additional costly clinical, preclinical or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or BLA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing MGTA-145, MGTA-456 or any other product candidate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.

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

Immune reset is a high-risk procedure with curative potential that may result in complications or adverse events for patients in our clinical trials or for patients that use any of our product candidates, if approved.

Immune reset can cure patients across multiple diseases, but its use carries with it risks of toxicity, serious adverse events and death. Because many of our therapies are used to prepare or treat patients undergoing immune reset, patients in our clinical trials or patients that use any of our product candidates may be subject to many of the risks that are currently inherent to the immune reset process. In particular, immune reset involves certain known potential post-procedure complications that may manifest several weeks or months after a transplant and which may be more common in certain patient populations. For example, up to 20% of patients with inherited metabolic disorders treated with a transplant experience primary engraftment failure, resulting in severe complications, including death. Another example is autoimmune cytopenia, a known and severe frequent complication of the transplant procedure that can result in death. We have reported that patients treated with MGTA-456 in our ongoing Phase 2 trial successfully engrafted and subsequently developed autoimmune cytopenia, which in one case, resulted in death. Although these autoimmune cytopenias were deemed to be unrelated to MGTA-456, if these or other serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any of our product candidates, we may need to limit, delay or abandon our further clinical development of those product candidates, even if such events, effects or characteristics were the result of immune reset or related procedures generally, and not directly or specifically caused or exacerbated by our product candidates. All serious adverse events or unexpected side effects are continually monitored per the clinical trial’s approved protocol. If serious adverse events are determined to be directly or specifically caused or exacerbated by our product candidates, we would follow the trial protocol’s requirements, which call for our data safety monitoring committee to review all available clinical data in making a recommendation regarding the trial’s continuation.

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

If we are successful at obtaining regulatory approval for MGTA-145, MGTA-456 or any of our other product candidates, regulatory agencies in the U.S. and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical trials that are expensive and time-consuming to conduct. In particular, therapeutic products administered for the treatment of certain inherited metabolic disorders, such as Hurler syndrome and leukodystrophies, are likely to require extensive follow-up studies and close monitoring of patients after regulatory approval has been granted, for any signs of adverse effects that occur over a long period of time. These studies may be expensive and time-consuming to conduct and may reveal side effects or other harmful effects in patients that use our therapeutic products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling, additional postmarket studies or clinical trials, imposition of distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS, or withdrawal of the product from the market, which would cause our revenue to decline.

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

During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are initially seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. This may be a particularly significant risk for many of the genetically defined diseases for which we plan to develop product candidates because many of these diseases have small patient populations and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries, such as the Committee for Advanced Therapies may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.

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

The regenerative medicine advanced therapy, or RMAT, designation by the FDA for MGTA-456, or an RMAT designation granted for any of our other product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that MGTA-456 or our other product candidates will receive marketing approval.

The FDA granted an RMAT designation for MGTA-456 in September 2019 and we plan to seek an RMAT designation for our other product candidates if the clinical data support such a designation for one or more product candidates. An RMAT is defined as cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval. An RMAT may be eligible for priority review if it treats a serious condition, and, if approved would provide a significant improvement in the safety or effectiveness of the treatment of the condition. An RMAT may be eligible for accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

The U.S. and Europe may designate drugs for relatively small patient populations as orphan drugs. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an Orphan Drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of seven years in the U.S. This exclusivity, however, could block the approval of our proposed product candidates if a competitor obtains marketing approval before us. However, even if we obtain orphan drug exclusivity for any of our proposed product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product candidates, any orphan drug exclusivity we have will not block the approval of such competitive product.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;

•	the size of the patient population required for analysis of the trial’s primary endpoints;

•	the proximity of patients to trial sites;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents; and

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track Designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track Designation does not assure any such qualification or ultimate marketing approval by the FDA. Receipt of Fast Track Designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Fast Track Designation at any time. We may seek Fast Track Designation for MGTA-145, MGTA-456 or any other product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates.

We may seek priority review designation for MGTA-145, MGTA-456 or any other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates, however, we cannot assume that MGTA-145, MGTA-456 or any other product candidates will meet the criteria for that designation. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials, and such results do not guarantee approval of a product candidate by regulatory authorities.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for their product candidates. Even if we complete clinical development of MGTA-145, MGTA-456 or any other product candidates, there can be no assurance that the FDA, EMA, or other regulatory authorities will approve MGTA-145, MGTA-456 or any other product candidates for marketing.

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

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval.

For example, in March 2010, the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. As implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

Most of the companies with which we compete have substantially greater financial, technical, research, manufacturing, marketing, distribution and other resources than those of ours. A number of these companies may have or may develop technologies for developing products for treating various diseases, including certain inherited metabolic disorders such as Hurler syndrome and leukodystrophies, that could prove to be superior to ours. We expect technological developments in the pharmaceutical and biopharmaceutical and related fields to occur at a rapid rate, and we believe competition will intensify as advances in these fields are made. Accordingly, we will be required to continue to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position in this field. Products that we develop may become obsolete before we are able to market them or to recover all or any portion of our research and development expenses. We will be competing with respect to our products with companies that have significantly more experience and expertise in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs that will or may compete with our current product candidates or other future potential product candidates. Our competitors may develop or commercialize products more rapidly than we do or with significant advantages over any products we develop. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business.

In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies within the transplant field, we will be competing with a number of smaller biotechnology companies that are focused on transplant technologies, which may include among others Gamida Cell Ltd., and ExCellThera Inc. We are aware that collaborations between smaller companies and larger established companies may compete with our programs. For example, any programs and technologies that develop as a result of Novartis’ collaboration with Intellia Therapeutics, Inc., which includes efforts relating to expansion of HSCs that have been modified using CRISPR/Cas9 technology to express therapeutic proteins and delivered to patients for the treatment or potential treatment of blood disorders or primary immune deficiencies, would likely compete directly with our E478 program.

Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be directly competitive with our programs and product candidates.

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

Successful development of biopharmaceuticals and cell-based therapies is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Immune reset and cell-based therapies that appear promising in the early phases of development may fail to reach the market for several reasons including:

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

We may never obtain FDA approval for any of our product candidates in the U.S., and even if we do, we may never obtain approval for or commercialize any of our product candidates in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to eventually market any of our product candidates in any particular foreign jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding safety and efficacy. Approval by the FDA in the U.S., if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

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

Third-party manufacturers and any third-party collaborators may be unable to successfully scale-up manufacturing of MGTA-145, MGTA-456 or our other current or future product candidates in sufficient quality and quantity, which would delay or prevent us from developing MGTA-145, MGTA-456 or any other product candidates and commercializing approved products, if any.

In order to conduct clinical trials of MGTA-145, MGTA-456 and our other current and future product candidates, we will need to work with third-party manufacturers to manufacture them in sufficient quantities. Our manufacturing partners or our third-party collaborators may be unable to successfully increase the manufacturing capacity of MGTA-145, MGTA-456 and our other current or future product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners or collaborators are unable to successfully scale up the manufacture of our current or future product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

The commercial success of any of our product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Even with the requisite approvals from the FDA in the U.S., the EMA in the European Union and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of our product candidates as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. Efforts to ed ucate the medical community and third-party payors on the benefits of our product candidates may require significant resources, including management time and financial resources, and may not be successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on several factors, including:

•	the efficacy, durability and safety of such product candidates as demonstrated in clinical trials;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the cost of treatment relative to alternative treatments;

•	our ability to offer the product for sale at competitive prices;

•	the clinical indications for which the product candidate is approved by the FDA or the EMA;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of physicians to prescribe new therapies;

•	the willingness of the target patient population to try new therapies;

•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA, EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support;

•	the timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	changes in the standard of care for the targeted indications for the product; and

•	sufficient third-party payor coverage and adequate reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched. Any failure by a current or potential product candidate of ours that obtains regulatory approval to achieve market acceptance or commercial success would adversely affect our business prospects.

If we are unable to successfully develop our current programs into a comprehensive portfolio of product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our current and future product candidates.

We are developing our product candidates so that they can each be used individually or in combination with each other. In particular, we are focused on a product development strategy that includes leveraging the synergies among a comprehensive portfolio of our product candidates. Our success may depend, in part, on our ability to develop a complementary product portfolio with product candidates that, together or individually, will address the major opportunities inherent in the existing immune reset process. Given our limited experience in developing product candidates that have received marketing approval, we may not be successful in developing some of our product candidates. The failure of one of our product candidates to obtain regulatory approval or market acceptance may affect our ability to expand our market opportunities for our other product candidates or programs. Although we may develop product candidates that ultimately obtain marketing approval, if we are unable to successfully develop our current programs into a comprehensive portfolio of product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our current and future product candidates.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates or therapies profitably.

The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. In addition, because our product candidates represent new approaches to immune reset, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

In the U.S. and markets in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to maintain pricing sufficient to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates may have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Additionally, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required that CMS reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain pharmaceutical products or additional pricing pressures.

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

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

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010 the ACA was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts (increased from 50% pursuant to the Bipartisan Budget Act of 2018, effective January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, some laws affecting the implementation of certain taxes under the ACA have been signed into law. For example, the TCJA includes a provision that decreased, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate,” to $0. On December 14, 2018, a District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held the individual mandate unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. Congress may also consider other legislation to repeal or replace certain elements of the ACA.

In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, on October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017.

In addition, CMS has published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. In May 2019, CMS also issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We intend to seek approval to market our product candidates in both the U.S. and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of biologics is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

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

In addition, in most foreign countries, including the European Economic Area, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other trials that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the European Union. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.

Data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials in the European Union, we may be subject to additional privacy restrictions. The collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the European Economic Area is governed, as of May 2018, by the General Data Protection Regulation, or GDPR. The GDPR imposes several requirements on companies that process personal data, including requirements relating to the processing of health and other sensitive data, the consent of the individuals to whom the personal data relates, the information provided to the individuals regarding data processing activities, the notification of data processing obligations to the competent national data protection authorities and certain measures to be taken when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area, including to the U.S. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the European Union Member States, may result in fines and other administrative penalties. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules, including as implemented by individual countries. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future European activities. Further, the United Kingdom’s vote in favor of exiting the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General will commence enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of the CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Additionally, HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain products outside of the U.S. and require us to develop, implement and maintain costly compliance programs.

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

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the U.S. or overseas.

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, and reimbursement for new medicines vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a medicine in a particular country, but then be subject to price regulations that delay our commercial launch of the medicine, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the medicine in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

Our ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For example, the Trump administration released a “Blueprint,” or plan, to reduce the cost of drugs. The Trump administration’s Blueprint contains certain measures that the Department of Health and Human Services is already working to implement. On October 25, 2018, CMS issued an Advanced Notice of Proposed Rulemaking, or ANPRM, indicating it was considering issuing a proposed rule in the spring of 2019 on a model called the International Pricing Index. This model would utilize a basket of other countries’ prices as a reference for the Medicare program to use in reimbursing for drugs covered under Part B. The ANPRM also included an updated version of the Competitive Acquisition Program as an alternative to current “buy and bill” payment methods for Part B drugs. CMS may issue the proposed rule in the future, but it has currently been delayed. However, the model has also been incorporated in the Medicare Prescription Drug Savings and Choice Act of 2019, a bill introduced in the House of Representatives on October 21, 2019.

The Trump administration’s budget for fiscal years 2019 and 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation sessions including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require the Department of Health and Human Services to directly negotiate drug prices with manufacturers. The Lower Drugs Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019. However, it is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. Also, increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any medicine that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved medicines, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or similar regulatory authorities outside the U.S. Moreover, eligibility for reimbursement does not imply that any medicine will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new medicines, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the medicine and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost medicines and may be incorporated into existing payments for other services. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the U.S. For example, on December 18, 2019, President Trump, the Department of Health and Human Services, and the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. The FDA also issued a Draft Guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved medicines we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize medicines, and our overall financial condition.

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. Although we currently carry clinical trial insurance, the amount of such insurance coverage may not be adequate, we may be unable to maintain such insurance, or we may not be able to obtain additional or replacement insurance at a reasonable cost, if at all. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Failure to obtain marketing approval in foreign jurisdictions would prevent any product candidates we may develop from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.

In order to market and sell any product candidates we may develop in the European Union and many other foreign jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

Foreign governments often impose strict price controls on approved products, which may adversely affect our future profitability in those countries, and the re-importation of drugs to the U.S. from foreign countries that impose price controls may adversely affect our future profitability.

Frequently foreign governments impose strict price controls on newly approved therapeutic products. If we obtain regulatory approval to sell products in foreign countries, we may be unable to obtain a price that provides an adequate financial return on our investment. Furthermore, legislation in the U.S. may permit re-importation of drugs from foreign countries into the U.S., including re-importation from foreign countries where the drugs are sold at lower prices than in the U.S. due to foreign government-mandated price controls. Such a practice, especially if it is conducted on a widespread basis, may significantly reduce our potential U.S. revenues from any drugs that we are able to develop.

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

In April 2017, we entered into a license agreement with Novartis pursuant to which we were granted a worldwide license to certain intellectual property rights owned or controlled by Novartis, including patents, patent applications, proprietary information, know-how and other intellectual property, to develop, commercialize and sell one or more therapeutic products comprising MGTA-456 in the field of non-gene-edited/-modified HSCs. In addition, in November 2016, we entered into a license agreement with Harvard University, or Harvard, pursuant to which we were granted a worldwide license to research, develop and commercialize one or more therapeutic products under certain conditioning- and mobilization-related patents and patent applications owned or controlled by Harvard. Furthermore, in March 2018, we entered into a research, development option and license agreement with Heidelberg Pharma Research GmbH, or Heidelberg Pharma, pursuant to which we intend to combine our proprietary antibodies and Heidelberg Pharma’s amanitin conjugates platform. We are dependent on the patents, know-how and proprietary technology, licensed from Novartis and Harvard. Furthermore, if we commercialize any products utilizing Heidelberg Pharma’s amanitin conjugates platform, we will be dependent on the intellectual property rights we license from Heidelberg Pharma. Any termination of these licenses, or a finding that such intellectual property lacks legal effect, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates.

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

Our commercial success depends in large part on our ability to obtain, maintain and protect intellectual property protection through patents, trademarks, and trade secrets in the U.S. and other countries with respect to our proprietary product candidates. If we do not adequately protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to achieve profitability.

To protect our proprietary position, we own and have in-licensed certain issued patents and have filed and may file provisional and non-provisional patent applications in the U.S. or abroad related to our product candidates that are important to our business. Provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of the filing of one or more of our related provisional patent applications. If we do not timely file non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. Moreover, the patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

If the scope of the patent protection we or our licensors obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our licensed patents have, or that any of our pending owned or licensed patent applications that mature into issued patents will include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage, nor can we assure you that our licenses will remain in force. Other parties have developed or may develop technologies that may be related or competitive with our approach, and may have filed or may file patent applications and may have been issued or may be issued patents with claims that overlap or conflict with our patent applications, either by claiming the same compounds, formulations or methods or by claiming subject matter that could dominate our patent position. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Furthermore, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates. In addition, the patent portfolio licensed to us is, or may be, licensed to third parties, such as outside our field, and such third parties may have certain enforcement rights. Thus, our owned and licensed patents and any patents we own or license in the future could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against another licensee or in administrative proceedings brought by or against another licensee in response to such litigation or for other reasons.

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

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the U.S., the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Similarly, we cannot be certain that parties from whom we do or may license or purchase patent rights were the first to make relevant claimed inventions, or were the first to file for patent protection for them. If third parties have filed prior patent applications on inventions claimed in our patents or applications that were filed on or before March 15, 2013, an interference proceeding in the U.S. can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third parties have filed such prior applications after March 15, 2013, a derivation proceeding in the U.S. can be initiated by such third parties to determine whether our invention was derived from theirs.

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our owned and licensed patents or pending patent applications may be challenged in the courts or patent offices in the U.S. and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or to other patent offices around the world. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivation proceedings, ex parte reexaminations, inter partes review, supplemental examinations, or interference proceedings or challenges in district court, in the U.S. or in various foreign patent offices, including both national and regional, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenges may result in loss of the patent or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, or in denial of the patent application or loss or reduction in the scope of one or more claims of the patent application, any of which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Pending and future patent applications may not result in patents being issued that protect our business, in whole or in part, or which effectively prevent others from commercializing competitive products. Competitors may also be able to design around our patents. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the U.S. For example, patent laws in various jurisdictions, including significant commercial markets such as Europe, restrict the patentability of methods of treatment of the human body more than U.S. law does. If these developments were to occur, they could have a material adverse effect on our ability to generate revenue.

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

•

there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

•

countries other than the U.S. may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

Issued patents that we have or may obtain or license may not provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors may seek to market generic versions of any approved products by submitting Abbreviated New Drug Applications to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

In addition to the protection afforded by patents, we rely upon trade secret protection, know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our contractors, collaborators, scientific advisors, employees and consultants and invention assignment agreements with our consultants and employees. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property rights under these agreements may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. In addition, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements despite the existence of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the contractors, collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. As a result, we could lose our trade secrets. Enforcing a claim against a third party that illegally obtained and is using our trade secrets, like patent litigation, is expensive and time-consuming and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing or unwilling to protect trade secrets.

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

Third parties may assert that we are employing their proprietary technology without authorization. For example, we are aware of certain patent applications owned by a third party with claims that if issued in their present form could be construed to cover MGTA-117. If such patent claims are issued, the third party may seek to allege that our development and commercialization of MGTA-117 infringes such patents and file a patent infringement lawsuit against us in the future. While we believe we would have valid defenses against any such allegation or lawsuit, such defenses may be unsuccessful. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may also be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. Even if we obtained such a license, it may only be non-exclusive, which would permit third parties to use the same intellectual property and compete with us. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, we may be unable to commercialize our product candidates or such efforts may be impaired or delayed, which could in turn significantly harm our business.

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

Many of the intellectual property rights we have licensed are generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

Changes to the patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the Supreme Court held that certain claims to DNA molecules are not patentable. In addition, the case Amgen Inc. v. Sanofi affects the way antibody claims are examined and litigated. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decisions, we cannot predict how future decisions by the courts, the Congress or the USPTO may impact the value of our patents.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, maintaining, defending and enforcing patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own drugs and may export otherwise infringing drugs to territories where we have patent protection, but enforcement rights are not as strong as those in the U.S. These drugs may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest filing date of a non-provisional application to which the patent claims priority. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

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

Collaborations involving our research programs or any product candidates we may develop, pose certain risks to us, including the below.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the U.S., the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us.

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

To the extent that we rely on third party individuals or other companies to manage the day-to-day conduct of our clinical trials or to manufacture, sell or market our current product candidates or any future product candidates, we will be dependent on the timeliness and effectiveness of their efforts. If a clinical research management organization that we might utilize is unable to allocate sufficient qualified personnel to our trials or if the work performed by it does not fully satisfy the rigorous requirements of the FDA, we may encounter substantial delays and increased costs in completing our clinical trials. If a firm producing humanized forms of our molecular antibody product candidates or a manufacturer of the raw material or finished product for our clinical trials is unable to meet our time schedules or cost parameters, the timing of our clinical trials and development of our product candidates may be adversely affected. Any manufacturer that we select may encounter difficulties in scaling-up the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. The manufacture of clinical supplies for trials and commercial quantities of our current product candidates and any future product candidates are likely to be inherently more difficult and costly than typical chemical pharmaceuticals. This could delay commercialization of any of our product candidates, if approved, or reduce the profitability of these candidates for us. If any of these occur, the development and commercialization of our product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own.

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

As of December 31, 2019, we had 72 full time employees. As our development, manufacturing and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

At December 31, 2019, we had $145.7 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in

Wuhan, China, and has since spread to a number of other countries, including the United States. To date, this outbreak has already resulted in extended shutdowns of certain businesses in the Wuhan region and has had ripple effects to businesses around the world. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. It is also possible that global health concerns such as this one could disproportionately impact the hospitals and clinical sites in which we conduct any of our clinical trials, which could have a material adverse effect on our business and our results of operation and financial condition.

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

Social media is increasingly being used to communicate about our clinical development programs and the diseases our therapeutics are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates, if any. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, we fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs.

Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the False Claims Act, laws and regulations related to the reporting of payments to physicians and teaching hospitals, and HIPAA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to the below.

•

The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering, paying or providing any remuneration (including any kickback, bribe, or rebate), directly or indirectly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution.

•

Federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery.

•

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

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

•

The federal Physician Payment Sunshine Act of 2010, as amended by the Health Care and Education Reconciliation Act, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to any payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

•	Additional federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. For instance state anti-kickback and false claims laws may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients. Laws related to insurance fraud may provide claims involving private insurers. State laws may require pharmaceutical or medical device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources. State and local laws may also require the licensure of sales representatives, and require drug or device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information. Further data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the U.S. (such as the European Union, which adopted the GDPR, which became effective in May 2018). Analogous state laws may additionally govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.

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

The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way. In connection with our IPO, we adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations, guidance or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had net operating loss carryforwards for federal income tax purposes of $75.7 million, of which $17.5 million begin to expire in 2035 and $58.2 million can be carried forward indefinitely. As of December 31, 2019, we had net operating loss carryforwards for state income tax purposes of $78.1 million which begin to expire in 2035. As of December 31, 2019, we also had available research and orphan drug tax credit carryforwards for federal and state income tax purposes of $6.2 million and $1.6 million, respectively, which begin to expire in 2035 and 2030, respectively. Utilization of the net operating loss carryforwards and research and orphan drug tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Code due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If an ownership change has occurred or does occur in the future, the amount of net operating loss and tax credit carryforwards presented in our financial statements could be limited or expire unutilized.

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

Our competitors include companies focused on developing technologies to improve the distinct steps of immune reset.

Competitors in our cell therapy programs include: Gamida Cell Ltd., ExCellThera Inc., Angiocrine Bioscience, Inc. and Intellia Therapeutics, Inc. In particular, Intellia Therapeutics, Inc. has exclusively licensed from Novartis the aryl hydrocarbon receptor antagonist that we use to manufacture MGTA-456 for expansion of gene-modified HSCs only, and it is likely that the programs developed under this license would compete directly with our E478 program.

We also face competition in our conditioning programs from Actinium Pharmaceuticals, Inc., Jasper Therapeutics, Inc., Forty Seven, Inc. and Molecular Templates, Inc., and in our post-transplant complications program from Bellicum Pharmaceuticals, Inc., Abbvie Inc. and Incyte Corporation. Additionally, BioLineRx Ltd. is a competitor in our mobilization program.

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

The trading price of our common stock may be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the purchase price and you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including:

•	the success of existing or new competitive products or technologies;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	the timing and results of preclinical studies for any of our product candidates;

•	the timing and results of clinical trials of MGTA-145, MGTA-456 and any other product candidates;

•	commencement or termination of collaborations for E478 or any of our current and future programs and product candidates;

•	failure or discontinuation of any of our development programs;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the U.S. and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results or development timelines;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or other stockholders;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	disruptions to political, governmental or regulatory systems, including shutdowns of the government and its agencies;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 69% of our capital stock as of December 31, 2019. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine, which we refer to herein as the “Delaware Forum Provision.” The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended. Our amended and restated bylaws further provide that the U.S. District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which we refer to herein as the “Federal Forum Provision.”

We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware or the U.S. District Court for the District of Massachusetts, as applicable, may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

On December 19, 2018, Court of Chancery of the State of Delaware issued a decision in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.) declaring that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. On August 5, 2019, the defendants in Sciabacucchi appealed the Court of Chancery’s decision to the Delaware Supreme Court and the appeal remains pending. Unless and until the Court of Chancery’s decision is reversed or otherwise abrogated, the Company will not seek to enforce the Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act claims. In the event that the Delaware Supreme Court affirms the Court of Chancery’s Sciabacucchi decision or otherwise makes a determination that provisions such as the Federal Forum Provision are invalid, our Board of Directors intends to amend promptly the Company’s amended and restated bylaws to remove the Federal Forum Provision. As a result of the Court of Chancery’s decision or a decision by the Supreme Court of Delaware affirming the Court of Chancery’s decision, we may incur additional costs associated with our Federal Forum Provision, which could have an adverse effect on our business, financial condition or results of operations.

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

Holders of Our Common Stock

As of January 31, 2020, there were approximately 26 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	—		—	N/A	N/A
November 1, 2019 - November 30, 2019	41,295	(1)	$0.003	N/A	N/A
December 1, 2019 - December 31, 2019	—		—	N/A	N/A

Total	41,295		$0.003

(1)

Represents shares of restricted common stock of Magenta Therapeutics, Inc. repurchased in connection with the termination of certain employees’ employment with Magenta Therapeutics, Inc. Under the terms of the applicable restricted stock award agreements, such shares were repurchased by Magenta Therapeutics, Inc. at the amount originally paid by such employees for such shares.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We have derived the statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements appearing at the end of this Annual Report on Form 10-K. The selected statements of operations data for the year ended December 31, 2016 and the balance sheet data as of December 31, 2017 and 2016 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Year Ended December 31,
	2019	2018	2017	2016
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development (1)	59,208	41,340	27,899	5,782
General and administrative (1)	23,761	18,623	7,828	3,486

Total operating expenses	82,969	59,963	35,727	9,268

Loss from operations	(82,969)	(59,963)	(35,727)	(9,268)

Other income (expense):
Interest expense	—	—	—	(163)
Interest and other income, net	6,200	2,448	236	—

Total other income (expense), net	6,200	2,448	236	(163)

Net loss	$(76,769)	$(57,515)	$(35,491)	$(9,431)
Accretion of redeemable convertible preferred stock to redemption value	—	(88)	(213)	(107)
Cumulative dividends on redeemable convertible preferred stock	—	—	(437)	(197)
Reversal of cumulative dividends on redeemable convertible preferred stock	—	—	634	—

Net loss attributable to common stockholders	$(76,769)	$(57,603)	$(35,507)	$(9,735)

Net loss per share attributable to common stockholders, basic and diluted	$(2.07)	$(3.13)	$(19.12)	$(65.15)

Weighted average common shares outstanding, basic and diluted	37,014,875	18,389,576	1,856,907	149,414

(1)	Amounts include stock-based compensation expense, as follows:

	Year Ended December 31,
	2019	2018	2017	2016
	(in thousands)
Research and development	$4,518	$6,032	$1,626	$427
General and administrative	5,483	4,671	633	235

	$10,001	$10,703	$2,259	$662

	As of December 31,
	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$145,729	$142,570	$51,402	$4,513
Working capital	135,728	134,902	48,361	8,534
Total assets	161,514	157,313	54,463	11,342
Redeemable convertible preferred stock	—	—	92,439	17,916
Total stockholders’ equity (deficit)	141,193	145,648	(42,118)	(8,874)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of immune reset to more patients with autoimmune diseases, blood cancers and genetic diseases.

Resetting the immune system through stem cell transplant is a well-established and often curative medical procedure involving a two-step process: (i) removing the disease-causing cells and (ii) replacing them with healthy cells to rebuild the immune system. As it exists today, stem cell transplant is a large market opportunity, but currently only approximately 40 percent of eligible patients receive a curative immune reset because of the risks and toxicities associated with the transplant procedure. New approaches are needed to extend immune reset to more patients, including drugs to: collect sufficient stem cells to rebuild a healthy immune system, remove disease-causing cells and prevent complications in rebuilding the new immune system.

At Magenta, we believe we are uniquely positioned to address these opportunities and to lead a new era in immune reset. Our portfolio of product candidates includes biologics, small molecules and a cell therapy designed as new approaches to extend the curative power of immune reset through transplant to more patients across many diseases. Currently, only a fraction of eligible patients with these diseases receive a transplant because the risks and challenges outweigh the potential for a cure. These include diseases where transplant is a standard of care (e.g., blood cancers such as acute myelogenous leukemia, myelodysplastic syndromes, multiple myeloma, and non-Hodgkin lymphoma), diseases where transplant is performed but limited in use (e.g., hemoglobinopathies such as sickle cell disease and beta-thalassemia) and autoimmune diseases (e.g., multiple sclerosis and systemic sclerosis). Emerging clinical data suggest that immune reset through stem cell transplant may represent a breakthrough approach with curative potential for patients with severe autoimmune diseases. For example, recent results from multiple clinical trials show that patients with autoimmune diseases, including multiple sclerosis and systemic sclerosis, can be cured with a transplant. However, based on our epidemiology analyses, currently only approximately 1 to 2% of eligible patients with these autoimmune diseases in the U.S. and Europe receive a stem cell transplant.

To harness the curative power of immune reset through stem cell transplant for more patients, we have created a new stem cell biology discovery platform and are developing a comprehensive portfolio of novel therapeutics. Our programs will allow more patients to benefit through a more precise stem cell transplant process. This includes targeted conditioning medicines that remove the disease-causing cells before transplant (conditioning program), a medicine for stem cell collection for donors and patients (mobilization program) and a cell therapy with a high stem cell dose to rebuild a healthy immune system (cell therapy program). Our conditioning programs, including MGTA-117, are designed to selectively remove disease-causing stem and/or immune cells from a patient prior to transplant, and to be far less toxic than the decades-old radiation and chemotherapy-based approaches, which are still the only available options. Within our mobilization program, MGTA-145 is our first-line stem cell mobilization product candidate, and it is designed to enable physicians to more easily collect a greater number of blood stem cells, known as hematopoietic stem cells or HSCs, from patients and donors to improve patient outcomes and scale the capacity of transplant and apheresis centers.

MGTA-456 is a cell therapy designed to provide a high dose of stem cells that are well matched to the patient, and it has the potential to allow more patients to have a better chance for a successful stem cell transplant. Our program to prevent post-transplant complications is designed to target the donor immune cells within the patient that cause Graft vs. Host Disease, or GvHD, and allow safe rebuilding of a healthy immune system (post-transplant complications program).

We intend to become a fully integrated discovery, development and commercial company that will pioneer the field of immune reset. We believe that our product portfolio will offer significant commercial synergies. We are developing our products so that they can each be used individually or in combination with each other. As a result, our portfolio could be utilized in a manner tailored to the patient’s disease, such that a patient may receive more than one Magenta therapy as part of their individual immune reset journey.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $76.8 million and $57.5 million, respectively, for the years ended December 31, 2019 and 2018. As of December 31, 2019, we had an accumulated deficit of $179.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

•	continue enrollment in our Phase 2 clinical trials of MGTA-456 in patients with inherited metabolic disorders and in patients with blood cancer and initiate additional clinical trials for MGTA-145;

•	prepare for and initiate our preclinical studies and clinical trials of our product candidates, including MGTA-117;

•	develop any other future product candidates we may choose to pursue;

•	seek marketing approval for any of our product candidates that successfully complete clinical development, if any;

•	maintain compliance with applicable regulatory requirements;

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

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $145.7 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021. See “—Liquidity and Capital Resources.”

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, we do not believe that it is possible at this time to accurately project total program-

specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, and stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs, insurance costs as well as professional fees for legal, patent, consulting, accounting and audit services.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased costs associated with continuing to operate as a growing public company.

Interest and Other Income, Net

Interest and other income, net, consists of interest income and miscellaneous income and expense unrelated to our core operations.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and orphan drug tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2019, we had net operating loss carryforwards for federal income tax purposes of $75.7 million, of which $17.5 million begin to expire in 2035 and $58.2 million can be carried forward indefinitely. As of December 31, 2019, we had net operating loss carryforwards for state income tax purposes of $78.1 million which begin to expire in 2035. As of December 31, 2019, we also had available research and orphan drug tax credit carryforwards for federal and state income tax purposes of $6.2 million and $1.6 million, respectively, which begin to expire in 2035 and 2030, respectively.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

We measure all stock options and other stock-based awards granted to employees and directors and, commencing January 1, 2019, to non-employees based on the fair value on the date of the grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options and restricted stock awards, or RSAs, with either service-only vesting conditions and record expense using the straight-line method or service and performance vesting conditions and record expense using the graded-vesting method. We have historically granted stock options with exercise prices equivalent to the fair value of our common stock as of the date of the grant. The fair value of our common stock is based on quoted market prices. We estimate the fair value of each stock option award using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

Prior to the adoption of Accounting Standards Update, or ASU, 2018-07 on January 1, 2019, we measured the fair value of stock-based awards granted to non-employees on the date at which the related service was complete. Compensation expense was recognized over the period during which services were rendered by such non-employee consultants until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was re-measured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model for options and the then-current fair value of our common stock for restricted stock.

We do not estimate and apply a forfeiture rate as we have elected to account for forfeitures as they occur.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	59,208	41,340	17,868
General and administrative	23,761	18,623	5,138

Total operating expenses	82,969	59,963	23,006

Loss from operations	(82,969)	(59,963)	(23,006)
Interest and other income, net	6,200	2,448	3,752

Net loss	$(76,769)	$(57,515)	$(19,254)

Research and Development Expenses

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$18,231	$9,964	$8,267
Mobilization	6,702	3,665	3,037
Cell Therapy	7,167	5,465	1,702
Post-Transplant Complications	727	1,070	(343)
Unallocated expenses:
Personnel related (including stock-based compensation)	13,784	10,210	3,574
Consultant fees	2,503	4,000	(1,497)
Facility related and other	10,094	6,966	3,128

Total research and development expenses	$59,208	$41,340	$17,868

Expenses related to our conditioning program increased primarily as a result of higher preclinical costs for manufacturing to support our investigational new drug, or IND, enabling studies and future clinical trials. The increase in expenses related to our mobilization program was due to an increase in clinical trial costs related to our MGTA-145 Phase 1 clinical trial, which was initiated in April 2019, partially offset by a decrease in preclinical costs. Expenses related to our cell therapy program increased primarily due to higher manufacturing costs to support the investigator-initiated Phase 2 clinical trial of MGTA-456 in patients with blood cancers that was initiated in December 2018 and our ongoing clinical trials. In addition, expenses related to our cell therapy program increased due to manufacturing process development.

The increase in personnel related costs included in unallocated expenses was due to an increase in headcount in our research and development function. The decrease in consultant fees was primarily due to a decrease in stock-based compensation expense. Consultant fees for the years ended December 31, 2019 and 2018 included stock-based compensation expense of $1.6 million and $3.3 million, respectively. The increase in facility related and other costs was primarily due to higher facility costs related to the sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018.

General and Administrative Expenses

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$11,800	$9,809	$1,991
Professional and consultant fees	6,386	5,234	1,152
Facility related and other	5,575	3,580	1,995

Total general and administrative expenses	$23,761	$18,623	$5,138

The increase in personnel related costs was primarily a result of an increase in headcount and an increase in stock-based compensation expense. Personnel related costs for the years ended December 31, 2019 and 2018 included stock-based compensation expense of $5.4 million and $4.5 million, respectively. The increase in professional and consultant fees was primarily due to an increase in costs associated with operating as a public company, as well as costs incurred for pre-commercialization activities. The increase in facility related and other costs was primarily due to higher facility costs related to the sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018, as well as director and officer insurance costs.

Interest and Other Income, Net

The increase in interest and other income, net was primarily due to an increase of $2.4 million of rental income from the sublease of a portion of our Cambridge, Massachusetts facility as well as an increase in interest income of $1.4 million resulting from the investment of the net proceeds from our follow-on public offering in May 2019, our IPO in June 2018, and our series C redeemable convertible preferred stock financing in April 2018.

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	41,340	27,899	13,441
General and administrative	18,623	7,828	10,795

Total operating expenses	59,963	35,727	24,236

Loss from operations	(59,963)	(35,727)	(24,236)
Interest and other income, net	2,448	236	2,212

Net loss	$(57,515)	$(35,491)	$(22,024)

Research and Development Expenses

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$9,964	$6,259	$3,705
Mobilization	3,665	1,416	2,249
Cell Therapy	5,465	11,045	(5,580)
Post-Transplant Complications	1,070	—	1,070

Unallocated expenses:
Personnel related (including stock-based compensation)	10,210	4,384	5,826
Consultant fees	4,000	2,364	1,636
Facility related and other	6,966	2,431	4,535

Total research and development expenses	$41,340	$27,899	$13,441

Expenses related to our conditioning program increased primarily as a result of costs incurred in connection with our collaboration agreement with Heidelberg Pharma Research GmbH for an upfront technology access fee, research exclusivity fees, target-specific development options and payments for research support related to our drug discovery efforts, primarily lead optimization. Conditioning program costs also increased due to our proof of mechanism and ongoing lead optimization in non-human primate studies. The increase in expense related to our mobilization program was due to an increase in preclinical costs for toxicology studies and manufacturing to support our IND enabling studies. Expenses related to our cell therapy program decreased primarily as a result of the prior year cost of in-licensing technology of $9.3 million for the rights to MGTA-456 under a license agreement with Novartis International Pharmaceutical Ltd. This decrease was partially offset by increased clinical trial and manufacturing costs during the year ended December 31, 2018 incurred for our MGTA-456 Phase 2 trial for inherited metabolic disorders, which we initiated in December 2017, and preparation for planned additional clinical trials in indications beyond inherited metabolic disorders. The increase in spending related to our post-transplant complications program was due to costs related to our drug discovery efforts, primarily target validation.

The increase in personnel related costs included in unallocated expenses was due to an increase in headcount and stock-based compensation expense in our research and development function. Personnel related costs for the year ended December 31, 2018 and 2017 included stock-based compensation expense of $2.7 million and $0.3 million, respectively. The increase in consultant fees was due to an increase in stock-based compensation issued to non-employees of $2.0 million, from $1.3 million for the year ended December 31, 2017 to $3.3 million for the year ended December 31, 2018. The increase in facility related and other costs was primarily due to higher facility costs related to the sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018.

General and Administrative Expenses

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Personnel related (including stock-based compensation)	$9,809	$3,369	$6,440
Professional and consultant fees	5,234	3,217	2,017
Facility related and other	3,580	1,242	2,338

Total general and administrative expenses	$18,623	$7,828	$10,795

The increase in personnel related costs was primarily a result of an increase in stock-based compensation expense and an increase in headcount. Personnel related costs for the year ended December 31, 2018 and 2017 included stock-based compensation expense of $4.5 million and $0.6 million, respectively. The increase in professional and consultant fees was primarily due to an increase in patent costs and fees associated with operating as a public company. The increase in facility related and other costs was primarily due to higher facility costs related to the sublease agreement for our Cambridge, Massachusetts facility, which we entered into in May 2018, as well as director and officer insurance costs and an increase in information technology-related expenses.

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

On August 8, 2019, we filed a shelf registration statement on Form S-3, or Shelf, with the Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on August 19, 2019. As of December 31, 2019, no sales have been made pursuant to the ATM Program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash used in operating activities	$(57,103)	$(41,886)	$(22,263)
Cash provided by (used in) investing activities	1,532	(91,703)	(2,199)
Cash provided by financing activities	62,297	142,147	71,486

Net increase in cash, cash equivalents and restricted cash	$6,726	$8,558	$47,024

Operating Activities

During the year ended December 31, 2019, operating activities used $57.1 million of cash, primarily resulting from our net loss of $76.8 million, partially offset by non-cash charges of $10.8 million and cash provided by changes in our operating assets and liabilities of $8.8 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $5.0 million increase in deferred rent and a $5.2 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by an increase of $1.4 million in prepaid expenses and other current assets.

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

Investing Activities

During the year ended December 31, 2019, net cash provided by investing activities was primarily attributable to net maturities of marketable securities of $4.6 million, partially offset by purchases of property and equipment of $3.1 million, consisting primarily of lab equipment and leasehold improvements.

During the year ended December 31, 2018, net cash used in investing activities was primarily attributable to purchases of marketable securities of $84.0 million and purchases of property and equipment of $7.7 million primarily related to leasehold improvements and lab equipment for our Cambridge, Massachusetts facility.

During the year ended December 31, 2017, we used $2.2 million to purchase property and equipment.

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $62.3 million, consisting of proceeds from our follow-on public offering, net of underwriting discounts, commissions and offering costs, of $60.3 million and proceeds from the exercise of stock options of $2.0 million.

During the year ended December 31, 2018, net cash provided by financing activities was $142.1 million, consisting primarily of proceeds from our IPO, net of underwriting discounts, commissions and offering costs, of $89.9 million and net proceeds of $52.2 million from the sale of series C redeemable convertible preferred stock.

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

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $145.7 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Commitments

The following summarizes our principal contractual obligations and commitments as of December 31, 2019 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	$56,962	$5,782	$12,447	$13,834	$24,899

Total	$56,962	$5,782	$12,447	$13,834	$24,899

(1)

In May 2018, we entered into a sublease, as amended, for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The term of the lease expires in February 2028.

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

We have also entered into license and collaboration agreements with third parties, which are in the normal course of business. We have not included future payments under these agreements in the table of contractual obligations above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones, or royalties on net product sales. As of December 31, 2019, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

Our cash, cash equivalents, and marketable securities as of December 31, 2019 consisted of cash, money market funds, agency bonds and U.S. government securities. We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019, 2018 and 2017.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAGENTA THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Magenta Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Magenta Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts

March 3, 2020

MAGENTA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$65,071	$58,345
Marketable securities	80,658	84,225
Prepaid expenses and other current assets	4,114	2,751

Total current assets	149,843	145,321
Restricted cash	1,780	1,780
Property and equipment, net	9,891	10,212

Total assets	$161,514	$157,313

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,812	$3,492
Accrued expenses and other current liabilities	11,303	6,927

Total current liabilities	14,115	10,419
Deferred rent	6,206	1,246

Total liabilities	20,321	11,665

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 39,466,254 shares and 34,327,554 shares issued and 39,260,532 shares and 33,305,033 shares outstanding as of December 31, 2019 and 2018, respectively	39	33
Additional paid-in capital	320,641	248,349
Accumulated other comprehensive income (loss)	8	(8)
Accumulated deficit	(179,495)	(102,726)

Total stockholders’ equity	141,193	145,648

Total liabilities and stockholders’ equity	$161,514	$157,313

The accompanying notes are an integral part of these consolidated financial statements.

MAGENTA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$—	$—	$—

Operating expenses:
Research and development	59,208	41,340	27,899
General and administrative	23,761	18,623	7,828

Total operating expenses	82,969	59,963	35,727

Loss from operations	(82,969)	(59,963)	(35,727)
Interest and other income, net	6,200	2,448	236

Net loss	(76,769)	(57,515)	(35,491)
Accretion of redeemable convertible preferred stock to redemption value	—	(88)	(213)
Cumulative dividends on redeemable convertible preferred stock	—	—	(437)
Reversal of cumulative dividends on redeemable convertible preferred stock	—	—	634

Net loss attributable to common stockholders	$(76,769)	$(57,603)	$(35,507)

Net loss per share attributable to common stockholders, basic and diluted	$(2.07)	$(3.13)	$(19.12)

Weighted average common shares outstanding, basic and diluted	37,014,875	18,389,576	1,856,907

Comprehensive loss:
Net loss	$(76,769)	$(57,515)	$(35,491)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	16	(8)	—

Total other comprehensive income (loss)	16	(8)	—

Total comprehensive loss	$(76,753)	$(57,523)	$(35,491)

The accompanying notes are an integral part of these consolidated financial statements.

MAGENTA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A, B and C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2016	17,718,974	$17,916	1,348,125	$1	$845	$—	$(9,720)	$(8,874)
Issuance of Series A redeemable convertible preferred stock	15,445,000	15,445	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $213	12,871,003	49,787	—	—	—	—	—	—
Issuance of Series A and B redeemable convertible preferred stock in connection with a license agreement	3,143,550	9,275	—	—	—	—	—	—
Vesting of restricted stock	—	—	999,253	1	3	—	—	4
Issuance of common stock in connection with payment of consultant fees	—	—	3,869	—	—	—	—	—
Accretion of Series B redeemable convertible preferred stock to redemption value	—	213	—	—	(213)	—	—	(213)
Cumulative dividends on Series A redeemable convertible preferred stock	—	437	—	—	(437)	—	—	(437)
Reversal of Series A redeemable convertible preferred stock dividend	—	(634)	—	—	634	—	—	634
Stock-based compensation expense	—	—	—	—	2,259	—	—	2,259
Net loss	—	—	—	—	—	—	(35,491)	(35,491)

Balances at December 31, 2017	49,178,527	92,439	2,351,247	2	3,091	—	(45,211)	(42,118)
Issuance of Series C redeemable convertible preferred stock, net of issuance cost of $88	11,223,102	52,212	—	—	—	—	—	—
Accretion of Series C redeemable convertible preferred stock to redemption value	—	88	—	—	(88)	—	—	(88)
Conversion of preferred stock to common stock	(60,401,629)	(144,739)	23,375,405	23	144,716	—	—	144,739
Issuance of common stock upon initial public offering net of underwriting discounts, commissions and offering costs	—	—	6,666,667	7	89,899	—	—	89,906
Vesting of restricted stock	—	—	907,562	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,152	—	29	—	—	29
Stock-based compensation expense	—	—	—	—	10,703	—	—	10,703
Unrealized losses on marketable securities	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(57,515)	(57,515)

Balances at December 31, 2018	—	—	33,305,033	33	248,349	(8)	(102,726)	145,648
Issuance of common stock upon public offering net of underwriting discounts, commissions and offering costs	—	—	4,887,500	5	60,271	—	—	60,276
Vesting of restricted stock	—	—	773,689	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	294,310	—	2,021	—	—	2,021
Stock-based compensation expense	—	—	—	—	10,001	—	—	10,001
Unrealized gains (losses) on marketable securities	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(76,769)	(76,769)

Balances at December 31, 2019	—	$—	39,260,532	$39	$320,641	$8	$(179,495)	$141,193

The accompanying notes are an integral part of these consolidated financial statements.

MAGENTA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(76,769)	$(57,515)	$(35,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,001	10,703	2,259
Depreciation and amortization expense	1,843	875	376
Loss on disposal of property and equipment	—	67	—
Net accretion of discounts on marketable securities	(1,009)	(190)	—
License fees paid in common and preferred stock	—	—	9,275
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,363)	(1,811)	(895)
Accounts payable	145	2,500	(1,125)
Accrued expenses and other current liabilities	5,089	2,239	3,342
Deferred rent	4,960	1,246	—
Other assets	—	—	(4)

Net cash used in operating activities	(57,103)	(41,886)	(22,263)

Cash flows from investing activities:
Purchases of property and equipment	(3,060)	(7,672)	(2,199)
Proceeds from sale of property and equipment	—	12	—
Purchases of marketable securities	(144,371)	(84,043)	—
Maturities of marketable securities	148,963	—	—

Net cash provided by (used in) investing activities	1,532	(91,703)	(2,199)

Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	60,874	93,000	—
Proceeds from issuance of redeemable convertible preferred stock	—	52,300	71,695
Payments of public offering costs	(598)	(3,094)	—
Payments of redeemable convertible preferred stock issuance costs	—	(88)	(213)
Proceeds from issuance of common and restricted stock	—	—	4
Proceeds from exercise of common stock options	2,021	29	—

Net cash provided by financing activities	62,297	142,147	71,486

Net increase in cash, cash equivalents and restricted cash	6,726	8,558	47,024
Cash, cash equivalents and restricted cash at beginning of period	60,125	51,567	4,543

Cash, cash equivalents and restricted cash at end of period	$66,851	$60,125	$51,567

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$1,538	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$144,739	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$88	$213
Cumulative dividends on Series A redeemable convertible preferred stock			$437
Reversal of cumulative dividends on Series A redeemable convertible preferred stock	$—	$—	$(634)

The accompanying notes are an integral part of these consolidated financial statements.

MAGENTA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Magenta Therapeutics, Inc. (the “Company”) is a clinical-stage biotechnology company developing novel medicines to bring the curative power of immune reset to more patients with autoimmune diseases, blood cancers and genetic diseases. The Company was incorporated under the laws of the State of Delaware in June 2015 as HSCTCo Therapeutics, Inc. In February 2016, the Company changed its name to Magenta Therapeutics, Inc.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

The Company has incurred recurring losses since inception, including net losses of $76.8 million and $57.5 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company had an accumulated deficit of $179.5 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2019, 2018 or 2017.

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

Deferred Rent

The Company’s lease agreements include payment escalations and lease incentives, which are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the respective lease term. Adjustments for such items, consisting primarily of tenant improvement allowances and payment escalations, are recorded as deferred rent and amortized over the lease term.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company’s tangible assets are held in the U.S.

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

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other companies both inside and outside of the U.S. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-Based Compensation

The Company measures all stock-based awards granted to employees and directors and, commencing January 1, 2019, to non-employees based on the fair value on the date of grant. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues awards with either service-only vesting conditions and records the expense using the straight-line method or service and performance vesting conditions and records the expense using the graded-vesting method. The Company accounts for forfeitures as they occur.

Prior to the adoption of Accounting Standards Update (“ASU”) 2018-07 on January 1, 2019, the Company measured the fair value of stock-based awards granted to non-employees on the date at which the related service was complete. Compensation expense was recognized over the period during which services were rendered by such non-employee consultants until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was remeasured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model for options. Upon the adoption of ASU 2018-07, the Company valued the remaining unvested restricted stock and options issued to non-employees as of January 1, 2019 and is recognizing stock-based compensation over the remaining vesting period.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2019 and 2018, the Company’s only element of other comprehensive loss was unrealized gain (loss) on marketable securities. For the year ended December 31, 2017, there was no difference between net loss and comprehensive loss for the period presented in the accompanying consolidated financial statements.

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

The Company reported a net loss attributable to common stockholders for the years ended December 31, 2019, 2018 and 2017.

Recently Adopted Accounting Pronouncements

In June 2018, the Financing Accounting Standards Board (the “FASB”) issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance under GAAP and which the Company adopted on January 1, 2019. The Company early adopted ASU 2018-07 effective January 1, 2019 by remeasuring outstanding equity-classified awards issued to non-employees for which a measurement date had not been established as of January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements. The Company elected to estimate the expected term of options utilizing the simplified method for non-employee options that qualify as plain-vanilla options. The Company elected to account for forfeitures for non-employee options as they occur rather than apply an estimated forfeiture rate to stock-based compensation expense.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance was effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early application continues to be allowed. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, which added an optional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effective adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company expects that the adoption of the new leasing standards will result in the recognition of material right-of-use assets and lease liabilities on the consolidated balance sheets but does not expect it to have a material impact on its results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance was effective for annual reporting periods beginning after December 15, 2020. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

3. Marketable Securities and Fair Value Measurements

As of December 31, 2019, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury Notes (due within one year)	$78,656	$25	$(21)	$78,660
Agency Bonds (due within one year)	1,994	4	—	1,998

Total	$80,650	$29	$(21)	$80,658

As of December 31, 2018, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury Notes (due within one year)	$71,944	$5	$(9)	$71,940
Agency Bonds (due within one year)	12,289	1	(5)	12,285

Total	$84,233	$6	$(14)	$84,225

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$64,796	$—	$—	$64,796
Marketable securities:
United States Treasury Notes	—	78,660	—	78,660
Agency Bonds	—	1,998	—	1,998

Total	$64,796	$80,658	$—	$145,454

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$45,725	$—	$—	$45,725
United States Treasury Notes	—	12,488	—	12,488
Marketable securities:
United States Treasury Notes	—	71,940	—	71,940
Agency Bonds	—	12,285	—	12,285

Total	$45,725	$96,713	$—	$142,438

During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Laboratory and computer equipment	$5,114	$4,160
Furniture and fixtures	805	743
Leasehold improvements	6,905	6,399

	12,824	11,302
Less: Accumulated depreciation and amortization	(2,933)	(1,090)

	$9,891	$10,212

Depreciation and amortization expense was $1.8 million, $0.9 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued external research and development expenses	$6,516	$2,619
Accrued payroll and related expenses	3,247	2,526
Deferred rent, current portion	601	71
Accrued professional fees	660	787
Accrued property and equipment	18	713
Accrued other	261	211

	$11,303	$6,927

6. Redeemable Convertible Preferred Stock

Prior to the completion of its IPO in June 2018 (Note 1), the Company had outstanding shares of Series A redeemable convertible preferred stock (the “Series A Preferred Stock”), Series B redeemable convertible preferred stock (the “Series B Preferred Stock”) and Series C redeemable convertible preferred stock (the “Series C Preferred Stock”). Upon the closing of the IPO, the Company’s outstanding redeemable convertible preferred stock (the “Preferred Stock”) automatically converted into 23,375,405 shares of common stock on a 2.58398-for-one basis.

In April 2017, in connection with the Series A Preferred Stock purchase agreement, the Company received gross proceeds of $15.4 million for the issuance and sale of 15,445,000 shares of Series A Preferred Stock in a second closing.

In April 2017, the Company entered into a Series B Preferred Stock purchase agreement and issued and sold 12,871,003 shares of Series B Preferred Stock at $3.8847 per share for gross proceeds of $50.0 million in two separate closings. The Company incurred issuance costs of $0.2 million in connection with the issuance and sale of the Series B Preferred Stock.

In April 2018, the Company entered into a Series C Preferred Stock purchase agreement, pursuant to which the Company issued and sold 11,223,102 shares of Series C redeemable convertible Preferred Stock at a price of $4.66 per share for total gross proceeds of $52.3 million. The Company incurred issuance costs of $0.1 million in connection with the issuance and sale of the Series C Preferred Stock.

In April 2018, in consideration for the grant of rights to the Company pursuant to a license agreement between the Company and Novartis International Pharmaceutical Ltd. (“Novartis”), dated April 3, 2017, the Company issued 2,500,000 shares of Series A Preferred Stock and 643,550 shares of Series B Preferred Stock to Novartis.

7. Common Stock

On June 25, 2018, the Company completed its IPO pursuant to which it issued and sold 6,666,667 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $89.9 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of common stock. In June 2018, the Company effected a one-for-2.58398 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Preferred Stock.

On May 6, 2019, the Company issued and sold 4,887,500 shares of its common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on public offering at a public offering price of $13.25 per share, resulting in net proceeds of $60.3 million after underwriting discounts and commission and other offering expenses.

On August 8, 2019, the Company filed a shelf registration statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”), which covers the offering, issuance and sale of up to an aggregate of $350.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM Program”). The Shelf was declared effective by the SEC on August 19, 2019. As of December 31, 2019, no sales have been made pursuant to the ATM Program.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the board of directors.

8. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Shares of common stock underlying any awards under the 2018 Plan and the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan (the “2016 Plan”) that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) will be available for future awards under the 2018 Plan. As of December 31, 2019, 2,596,626 shares remained available for future grants under the 2018 Plan.

The 2018 Plan provides that the number of shares reserved and available for issuance under the 2018 Plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. The number of shares reserved for issuance under the 2018 Plan was increased by 1,570,421 shares effective January 1, 2020.

2016 Stock Option and Grant Plan

The Company also has outstanding stock options and restricted stock awards under the 2016 Plan, but is no longer granting awards under this plan.

Both the 2016 Plan and the 2018 Plan are administered by the board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the term of awards may not be greater than ten years. Vesting periods are determined at the discretion of the board of directors. Awards typically vest over three or four years. The exercise price for stock options granted may not be less than the fair value of common stock as of the date of grant. Subsequent to the IPO, the fair value of common stock is based on quoted market prices. Prior to the IPO, the Company’s board of directors valued the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant.

2019 Employee Stock Purchase Plan

The Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company on April 18, 2019 and became effective following stockholder approval on June 7, 2019. An aggregate of 166,525 shares were reserved for issuance under the ESPP. In addition, on January 1, 2020 and each January 1 thereafter through January 1, 2029, the number of shares available for issuance shall be cumulatively increased by the lesser of (i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 1,000,000 shares and (iii) such number of shares as determined by the compensation committee of the Company’s board of directors. The offering periods begin in December and June of each year, with the initial offering period commencing on December 1, 2019. The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. As of December 31, 2019, no shares have been issued under the ESPP and 166,525 shares remained available for issuance. The Company recognized less than $0.1 million of stock- based compensation during the year ended December 31, 2019 related to the ESPP. The number of shares reserved for issuance under the ESPP did not increase on January 1, 2020.

Common Stock Option Valuation

The assumptions that the Company used to determine the fair value of options granted were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.3%	2.8%	2.0%
Expected term (in years)	6.0	6.2	6.0
Expected volatility	78.5%	78.4%	78.1%
Expected dividend yield	0%	0%	0%

Common Stock Option Activity

The following table summarizes the Company’s option activity since December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	3,509,829	$8.67	9.2	$526
Granted	1,809,566	8.86
Exercised	(294,310)	6.87
Forfeited	(336,952)	8.24

Outstanding as of December 31, 2019	4,688,133	$8.88	8.6	$29,634

Options vested and expected to vest as of December 31, 2019	4,688,133	$8.88	8.6	$29,634

Options exercisable as of December 31, 2019	1,411,435	$8.56	8.3	$9,316

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $2.3 million and less than $0.1 million, respectively. There were no options exercised during the year ended December 31, 2017.

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2019, 2018 and 2017 was $6.05, $6.56 and $3.31, respectively.

Restricted Stock Activity

Unvested shares of restricted stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award.

The table below summarizes the Company’s restricted stock activity for grants issued under the 2016 Plan since December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	1,022,521	$1.16
Vested	(773,689)	1.02
Forfeited	(43,110)	0.83

Outstanding as of December 31, 2019	205,722	$1.76

The total fair value of restricted stock vested during the years ended December 31, 2019, 2018 and 2017 was $9.3 million, $9.3 million and $1.9 million, respectively.

Stock-Based Compensation

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development expenses	$4,518	$6,032	$1,626
General and administrative expenses	5,483	4,671	633

	$10,001	$10,703	$2,259

As of December 31, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $15.7 million, which is expected to be recognized over a weighted average period of 2.3 years.

9. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(76,769)	$(57,515)	$(35,491)
Accretion of redeemable convertible preferred stock to redemption value	—	(88)	(213)
Cumulative dividends on redeemable convertible preferred stock	—	—	(437)
Reversal of cumulative dividends on redeemable convertible preferred stock	—	—	634

Net loss attributable to common stockholders	$(76,769)	$(57,603)	$(35,507)

Denominator:
Weighted average common shares outstanding, basic and diluted	37,014,875	18,389,576	1,856,907

Net loss per share attributable to common stockholders, basic and diluted	$(2.07)	$(3.13)	$(19.12)

Common Stock Equivalents

The following common stock equivalents presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of December 31,
	2019	2018	2017
Stock options to purchase common stock	4,688,133	3,509,829	624,406
Unvested restricted common stock	205,722	1,022,521	2,107,300
Shares issuable under the ESPP	4,213	—	—
Redeemable convertible preferred stock (as converted to common stock)	—	—	19,032,066

	4,898,068	4,532,350	21,763,772

10. Commitments and Contingencies

Leases

In May 2018, the Company entered into a sublease for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease was amended effective March 2019 to increase the lease payments over the lease term and to increase the sublandlord-funded tenant improvements. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company is also obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the leased premises. In connection with the sublease, as amended, the sublandlord agreed to fund up to $5.5 million in tenant improvements to the leased facility, of which $5.2 million has been paid as of December 31, 2019. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the consolidated balance sheets at December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the Company had long-term deferred rent of $6.2 million and $1.2 million, respectively, related to lease incentives and payment escalations. As of December 31, 2019 and 2018, the short-term portion of deferred rent of $0.6 million and $0.1 million, respectively, was included in accrued expenses and other current liabilities. The Company recorded rent expense of $6.1 million, $4.4 million and $1.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.

In the fourth quarter of 2018, with the landlord’s consent, the Company entered into two two-year sub-subleases of approximately 27,000 square feet of office space in Cambridge, Massachusetts. As of December 31, 2019, the remaining rent payments due under the sub-subleases was $2.0 million.

As of December 31, 2019, the future minimum lease payments due under the noncancelable operating lease is as follows (in thousands):

2020	$5,782
2021	6,072
2022	6,375
2023	6,734
2024	7,100
Thereafter	24,899

$56,962

Collaboration Agreement

In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company may pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. During the years ended December 31, 2019 and 2018, the Company recorded $1.9 million and $1.7 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support.

Intellectual Property Licenses

In November 2016, the Company entered into a license agreement with the President and Fellows of Harvard College (“Harvard”) for an exclusive, worldwide, royalty-bearing license for certain technologies related to conditioning and mobilization. In consideration for these rights the Company paid Harvard an upfront fee of $0.1 million and reimbursed Harvard $0.3 million for costs incurred by Harvard related to the patented technology. The Company also issued 385,063 shares of common stock with a fair value of the shares of $0.3 million as of the issuance date in connection with the license agreement. The Company is obligated to pay Harvard maintenance fees of less than $0.1 million annually through 2019 and $0.1 million annually thereafter and to reimburse qualified expenses related to the patents. The Company is also obligated to pay milestone payments of up to $7.4 million for the first two licensed products upon the achievement of certain development and regulatory milestones and to pay royalties on a product-by-product and country-by-country basis on net sales of products licensed under the agreement. During the year ended December 31, 2019, the Company recorded $0.1 million of research and development expenses related to the achievement of one of these milestones.

In April 2017, the Company entered into a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) to use and develop certain patent rights (the “Novartis License”). Under the Novartis License, the Company was granted an exclusive, worldwide, sublicensable license to research, develop and commercialize certain licensed products that contain Novartis compounds for the expansion of cord blood derived non-gene-edited/-modified hematopoietic stem cells. In consideration for these rights, the Company issued 2,500,000 shares of Series A redeemable convertible preferred stock and 643,550 shares of Series B redeemable convertible preferred stock to Novartis. The total fair value of the shares of $9.3 million as of the issuance date was recorded as research and development expense during the year ended December 31, 2017. The Company is obligated to make payments of up to $177.0 million upon the achievement of specified clinical and regulatory milestones and up to $125.0 million upon the achievement of specified commercial milestones and to pay tiered royalties, on a product-by-product and country-by-country basis, up to a maximum of 20% on net sales of products licensed under the agreement. As of December 31, 2019, no milestones related to the Novartis License have been met.

The Company has agreements with third parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies, it may be subject to additional fees and milestone payments. During the year ended December 31, 2018, the Company recorded research and development expense of $0.8 million related to the license of certain developed technologies under these agreements.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2019 or 2018.

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

11. 401(k) Savings Plan

The Company has a 401(k) available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the board of directors of the Company. To date, the Company has not made any contributions to the plan.

12. Income Taxes

During the years ended December 31, 2019, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses incurred or for the research and orphan drug tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	34.0%
State taxes, net of federal benefit	6.1	5.6	4.9
Research and orphan drug tax credits	4.1	4.7	3.4
Impact of 2018 tax rate change on temporary differences	—	—	(13.4)
Other	(1.2)	(2.1)	(3.7)
Increase in deferred tax asset valuation allowance	(30.0)	(29.2)	(25.2)

Effective income tax rate	—%	—%	—%

Net deferred tax assets as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$20,836	$11,106
Capitalized research and development expenses	20,723	12,030
Research and orphan drug tax credit carryforwards	7,416	4,108
Stock compensation expense	2,121	1,336
Accrued expense	865	664
Other	1,860	360

Total deferred tax assets	53,821	29,604
Valuation allowance	(52,248)	(29,243)

Net deferred tax assets	1,573	361

Deferred tax liabilities:
Depreciation and amortization	(1,573)	(361)

Total deferred tax liabilities	(1,573)	(361)

Net deferred tax assets and liabilities	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into U.S. law. The TCJA included a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The tax rate change resulted in (i) a reduction in the gross amount of the Company’s deferred tax assets recorded as of December 31, 2017, without an impact on the net amount of its deferred tax assets, which are recorded with a full valuation allowance, and (ii) no income tax expense or benefit being recognized as of the enactment date of the TCJA. In connection with the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal tax purposes. The remeasurement of the Company’s deferred tax assets and liabilities resulted in a provision of $4.8 million to income tax expense which was offset by a corresponding decrease in the valuation allowance.

As of December 31, 2019, the Company had net operating loss carryforwards for federal income tax purposes of $75.7 million, of which $17.5 million begin to expire in 2035 and $58.2 million can be carried forward indefinitely. As of December 31, 2019, the Company had net operating loss carryforwards for state income tax purposes of $78.1 million which begin to expire in 2035. As of December 31, 2019, the Company also had available research and orphan drug tax credit carryforwards for federal and state income tax purposes of $6.2 million and $1.6 million, respectively, which begin to expire in 2035 and 2030, respectively. Utilization of the net operating loss carryforwards and research and orphan drug tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382 and 383 of the Code, at any time since inception, utilization of the net operating loss carryforwards or research and orphan drug tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and orphan drug tax credit carryforwards before utilization.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. The Company considered its history of cumulative net losses incurred since inception and its lack of commercialization of any products since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2019 and 2018. The Company reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019, 2018 and 2017 related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and research and orphan drug tax credit carryforwards, partially offset in 2017 by a decrease in deferred tax assets resulting from the decreased federal corporate tax rate, and were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Valuation allowance as of beginning of year	$29,243	$12,466	$3,540
Net increases recorded to income tax provision	23,005	16,777	8,926

Valuation allowance as of end of year	$52,248	$29,243	$12,466

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2019 or 2018.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are open under statute from 2016, the inception of the Company, to the present. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

13. Related Parties

National Marrow Donor Program (as successor in interest to Be The Match BioTherapies, LLC)

Effective March 2018, the President of Be The Match BioTherapies, LLC became a member of the Company’s board of directors. The Company has a collaboration agreement with the National Marrow Donor Program (as successor in interest to Be The Match BioTherapies, LLC) and a research agreement with an affiliated organization, Center for International Blood and Marrow Transplant Research. For the years ended December 31, 2019 and 2018, the Company recorded $0.4 million and $0.8 million of expense related to these agreements. As of December 31, 2019 and 2018, amounts on the balance sheet related to these agreements was $0.2 million and $0.4 million, respectively, which were included in accounts payable and accrued expenses and other current liabilities.

In April 2018, the Company sold 246,781 shares of Series C Preferred Stock to Be The Match Bio Therapies, LLC for $1.1 million (see Note 6).

Atlas Venture Life Science Advisors, LLC and Third Rock Ventures LLC

During the year ended December 31, 2017, the Company received consulting, advisory and related services from Atlas Venture Life Science Advisors, LLC and Third Rock Ventures LLC, holders, together with their affiliates, of more than 5% of the Company’s common stock outstanding. For the year ended December 31, 2017, the Company recorded $0.2 million of general and administrative expenses for management and advisory services and other related services provided by these investors. There were no services provided during the years ended December 31, 2019 and 2018.

14. Selected Quarterly Financial Data (Unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands except per share data):

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
Statements of Operations Data:
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Loss from operations	(24,637)	(22,644)	(19,338)	(16,350)	(17,930)	(16,702)	(14,025)	(11,306)
Net loss	(23,237)	(20,990)	(17,708)	(14,834)	(16,679)	(16,015)	(13,660)	(11,161)
Net loss attributable to common stockholders	(23,237)	(20,990)	(17,708)	(14,834)	(16,679)	(16,015)	(13,748)	(11,161)
Net loss per share attributable to common stockholders, basic and diluted	(0.59)	(0.54)	(0.48)	(0.44)	(0.50)	(0.49)	(3.13)	(4.53)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Operating and Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 146 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

ITEM 16.	FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated April 2, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

4.3*	Description of Securities of the Registrant.

10.1#	2016 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.2#	2018 Stock Option and Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

10.3#	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.4#	Form of Employment Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.5#	Employment Agreement by and between the Registrant and Jason Ryan, effective January 1, 2019 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on November 19, 2018).

10.6#	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.7#	2019 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 11, 2019).

10.8†	License Agreement by and between the Registrant and President and Fellows of Harvard College, dated as of November 2, 2016 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

Exhibit Number	Description

10.9†	License Agreement by and between the Registrant and Novartis International Pharmaceutical Ltd., dated as of April 3, 2017 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.10†	Collaboration Agreement by and between the Registrant and National Marrow Donor Program d/b/a Be The Match BioTherapies, dated as of November 10, 2017 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.10.1†	Project Rider #2, effective as of June 26, 2018, pursuant to the Collaboration Agreement by and between the Registrant and National Marrow Donor Program d/b/a Be The Match BioTherapies, dated as of November 10, 2017 (Incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38541) filed with the Securities and Exchange Commission on March 19, 2019).

10.10.2†	Project Rider #3, effective as of September 6, 2018, pursuant to the Collaboration Agreement by and between the Registrant and National Marrow Donor Program d/b/a Be The Match BioTherapies, dated as of November 10, 2017 (Incorporated by reference to Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38541) filed with the Securities and Exchange Commission on March 19, 2019).

10.10.3	Amendment #1 to Project Rider #1, effective as of December 6, 2018, pursuant to the Collaboration Agreement by and between the Registrant and National Marrow Donor Program d/b/a Be The Match BioTherapies, dated as of November 10, 2017 (Incorporated by reference to Exhibit 10.9.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38541) filed with the Securities and Exchange Commission on March 19, 2019).

10.10.4†	Amendment #1 to Project Rider #3, effective as of August 26, 2019, pursuant to the Collaboration Agreement by and between the Registrant and National Marrow Donor Program d/b/a Be The Match BioTherapies, dated as of November 10, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38541) filed with the Securities and Exchange Commission on November 13, 2019).

10.11†	Clinical Trial Agreement by and between the Registrant and Regents of the University of Minnesota, dated as of January 22, 2018 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.12†	Master Development and Manufacturing Agreement by and between the Registrant and Bachem Americas, Inc., dated as of February 13, 2018 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 18, 2018).

10.13†	Exclusive Research, Development Option and License Agreement by and between the Registrant and Heidelberg Pharma Research GmbH, dated as of March 1, 2018 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.13.1	Letter Agreement, effective as of February 28, 2019, by and between the Registrant and Heidelberg Pharma Research GmbH, relating to the Exclusive Research, Development Option and License Agreement by and between the Registrant and Heidelberg Pharma Research GmbH, dated as of March 1, 2018 (Incorporated by reference to Exhibit 10.12.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-231097) filed with the Securities and Exchange Commission on April 29, 2019).

Exhibit Number	Description

10.13.2†	Amendment, effective as of July 4, 2019, pursuant to the Exclusive Research, Development Option and License Agreement by and between the Registrant and Heidelberg Pharma Research GmbH, dated as of March 1, 2018 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38541) filed with the Securities and Exchange Commission on November 13, 2019).

10.14	Sublease by and between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated as of May 4, 2018 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.14.1	First Amendment to Sublease Agreement, dated as of December 13, 2018, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc. (Incorporated by reference to Exhibit 10.14.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-231097) filed with the Securities and Exchange Commission on April 29, 2019).

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document.

101SCH	XBRL Taxonomy Extension Schema Document.

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
#	Represents management compensation plan, contract or arrangement.
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

MAGENTA THERAPEUTICS, INC.

Date: March 3, 2020	By:	/s/ Jason Ryan
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

Signature	Title	Date

/s/ Jason Gardner, D.Phil.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2020
Jason Gardner, D.Phil.

/s/ Jason Ryan	Chief Operating and Financial Officer (Principal Financial and Accounting Officer)	March 3, 2020
Jason Ryan

/s/ Jeffrey Albers	Director	March 3, 2020
Jeffrey Albers

/s/ Michael W. Bonney	Director	March 3, 2020
Michael W. Bonney

/s/ Bruce Booth, D.Phil.	Director	March 3, 2020
Bruce Booth, D.Phil.

/s/ Alexis A. Borisy	Director	March 3, 2020
Alexis A. Borisy

/s/ Blake Byers, Ph.D	Director	March 3, 2020
Blake Byers, Ph.D

/s/ Thomas O. Daniel, M.D.	Director	March 3, 2020
Thomas O. Daniel, M.D.

/s/ Anne M. McGeorge	Director	March 3, 2020
Anne M. McGeorge

/s/ Amy L. Ronneberg	Director	March 3, 2020
Amy L. Ronneberg

/s/ David T. Scadden, M.D.	Director	March 3, 2020
David T. Scadden, M.D.