Form 10-Q
period 2020-03-31
Magenta Therapeutics, Inc.
filed 2020-05-07
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020 there were 39,484,341 shares of Common Stock, $0.001 par value per share, outstanding.

Magenta Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Magenta Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$74,933	$65,071
Marketable securities	55,473	80,658
Prepaid expenses and other current assets	2,726	4,114

Total current assets	133,132	149,843
Restricted cash	1,780	1,780
Property and equipment, net	9,529	9,891

Total assets	$144,441	$161,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,947	$2,812
Accrued expenses and other current liabilities	8,756	11,303

Total current liabilities	12,703	14,115
Deferred rent	6,337	6,206

Total liabilities	19,040	20,321

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 39,588,739 shares and 39,466,254 shares issued and 39,454,635 shares and 39,260,532 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	39	39
Additional paid-in capital	324,505	320,641
Accumulated other comprehensive income	363	8
Accumulated deficit	(199,506)	(179,495)

Total stockholders’ equity	125,401	141,193

Total liabilities and stockholders’ equity	$144,441	$161,514

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$—	$—

Operating expenses:
Research and development	13,963	10,537
General and administrative	7,281	5,813

Total operating expenses	21,244	16,350

Loss from operations	(21,244)	(16,350)
Interest and other income, net	1,233	1,516

Net loss	$(20,011)	$(14,834)

Net loss per share, basic and diluted	$(0.51)	$(0.44)

Weighted average common shares outstanding, basic and diluted	39,364,437	33,422,278

Comprehensive loss:
Net loss	$(20,011)	$(14,834)
Other comprehensive income:
Unrealized gains on marketable securities	355	49

Total other comprehensive income	355	49

Total comprehensive loss	$(19,656)	$(14,785)

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	39,260,532	$39	$320,641	$8	$(179,495)	$141,193
Vesting of restricted stock	64,626	—	—	—	—	—
Issuance of common stock upon exercise of stock options	129,477	—	1,124	—	—	1,124
Stock-based compensation expense	—	—	2,740	—	—	2,740
Unrealized gains on marketable securities	—	—	—	355	—	355
Net loss	—	—	—	—	(20,011)	(20,011)

Balances at March 31, 2020	39,454,635	$39	$324,505	$363	$(199,506)	$125,401

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	33,305,033	$33	$248,349	$(8)	$(102,726)	$145,648
Vesting of restricted stock	197,715	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	79,227	—	563	—	—	563
Stock-based compensation expense	—	—	2,577	—	—	2,577
Unrealized gains on marketable securities	—	—	—	49	—	49
Net loss	—	—	—	—	(14,834)	(14,834)

Balances at March 31, 2019	33,581,975	$34	$251,488	$41	$(117,560)	$134,003

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(20,011)	$(14,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,740	2,577
Depreciation and amortization expense	493	423
Net amortization (accretion) of premiums (discounts) on marketable securities	14	(312)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,388	(5,019)
Accounts payable	1,135	(658)
Accrued expenses and other current liabilities	(2,547)	(1,636)
Deferred rent	131	4,523

Net cash used in operating activities	(16,657)	(14,936)

Cash flows from investing activities:
Purchases of property and equipment	(131)	(1,251)
Purchases of marketable securities	(4,974)	(18,980)
Maturities of marketable securities	30,500	7,500

Net cash provided by (used in) investing activities	25,395	(12,731)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,124	563

Net cash provided by financing activities	1,124	563

Net increase (decrease) in cash, cash equivalents and restricted cash	9,862	(27,104)
Cash, cash equivalents and restricted cash at beginning of period	66,851	60,125

Cash, cash equivalents and restricted cash at end of period	$76,713	$33,021

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$1,138
Deferred offering and redeemable convertible preferred share issuance costs included in accounts payable or accrued expenses	$—	$195

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business and Basis of Presentation

Magenta Therapeutics, Inc. (the “Company”) is a clinical-stage biotechnology company developing novel medicines to bring the curative power of immune reset to more patients with autoimmune diseases, blood cancers and genetic diseases. The Company was incorporated under the laws of the State of Delaware in June 2015 as HSCTCo Therapeutics, Inc. In February 2016, the Company changed its name to Magenta Therapeutics, Inc. and in June 2018 the Company completed its initial public offering.

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

In August 2019, the Company filed a shelf registration statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (the “SEC”), which covers the offering, issuance and sale of up to an aggregate of $350.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM Program”). The Shelf was declared effective by the SEC on August 19, 2019. As of March 31, 2020, no sales have been made pursuant to the ATM Program.

The Company has incurred recurring losses since inception, including net losses of $20.0 million and $76.8 million for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. As of March 31, 2020, the Company had an accumulated deficit of $199.5 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

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

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2020 and consolidated results of operations for the three months ended March 31, 2020 and 2019 and consolidated cash flows for the three months ended March 31, 2020 and 2019 have been made. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020 or any other interim period.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2020 and 2019, the Company’s only element of other comprehensive income was unrealized gains on marketable securities.

Net Loss per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their affect is anti-dilutive.

The Company reported a net loss for the three months ended March 31, 2020 and 2019. The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	March 31,
	2020	2019
Stock options to purchase common stock	5,867,447	4,670,165
Unvested restricted common stock	134,104	824,806
Shares of common stock issuable under the ESPP	4,015	—

	6,005,566	5,494,971

Recently Adopted Accounting Pronouncements

In December 2019, the Financing Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 includes several provisions to simplify the accounting for income taxes and removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. The Company early adopted ASU 2019-12 prospectively effective January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance is effective for annual reporting periods beginning after December 15, 2020. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

3. Fair Value of Financial Assets

As of March 31, 2020, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury Notes (due within one year)	$55,110	$363	$—	$55,473

Total	$55,110	$363	$—	$55,473

As of December 31, 2019, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury Notes (due within one year)	$78,656	$25	$(21)	$78,660
Agency Bonds (due within one year)	1,994	4	—	1,998

Total	$80,650	$29	$(21)	$80,658

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$75,085	$—	$—	$75,085
Marketable securities:
United States Treasury Notes	—	55,473	—	55,473

Total	$75,085	$55,473	$—	$130,558

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$64,796	$—	$—	$64,796
Marketable securities:
United States Treasury Notes	—	78,660	—	78,660
Agency Bonds	—	1,998	—	1,998

Total	$64,796	$80,658	$—	$145,454

During the three months ended March 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued external research and development expenses	$6,072	$6,516
Accrued payroll and related expenses	1,199	3,247
Deferred rent, current portion	601	601
Accrued professional fees	586	660
Accrued other	298	279

	$8,756	$11,303

5. Stock-Based Awards

2018 Stock Option and Incentive Plan

The Company grants stock-based awards under the Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). The Company also has outstanding stock options under the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan, as amended (the “2016 Plan”) but is no longer granting awards under the 2016 Plan. As of March 31, 2020, 2,865,248 shares of common stock were available for issuance under the 2018 Plan.

2019 Employee Stock Purchase Plan

The Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) became effective in June 2019. The offering periods begin in December and June of each year. The initial offering period commenced on December 1, 2019 and will end on May 29, 2020. The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. As of March 31, 2020, no shares have been issued under the ESPP and 166,525 shares remained available for issuance.

Grant of Stock Options

During the three months ended March 31, 2020, the Company granted options to certain employees and consultants with service-based vesting conditions for the purchase of 1,449,504 shares of common stock with a weighted average grant date fair value of $8.43 per share.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expenses	$1,022	$1,256
General and administrative expenses	1,718	1,321

	$2,740	$2,577

As of March 31, 2020, total unrecognized compensation cost related to unvested share-based awards was $24.2 million, which is expected to be recognized over a weighted average period of 2.7 years.

6. Commitments and Contingencies

Leases

In May 2018, the Company entered into a sublease for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease was amended effective March 2019 to increase the lease payments over the lease term and to increase the sublandlord-funded tenant improvements. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company is also obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the leased premises. In connection with the sublease, as amended, the sublandlord agreed to fund up to $5.5 million in tenant improvements to the leased facility, of which $5.2 million has been paid as of March 31, 2020. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the consolidated balance sheets at March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company had long-term deferred rent of $6.3 million and $6.2 million, respectively, related to lease incentives and payment escalations. As of March 31, 2020 and December 31, 2019, the short-term portion of deferred rent of $0.6 million for each period was included in accrued expenses and other current liabilities. The Company recorded rent expense of $1.5 million during each of the three months ended March 31, 2020 and 2019.

As of March 31, 2020, the future minimum lease payments due under the noncancelable operating lease is as follows (in thousands):

Remainder of 2020 (nine months)	$4,378
2021	6,072
2022	6,375
2023	6,734
2024	7,100
Thereafter	24,899

$55,558

In the fourth quarter of 2018, the Company entered into two two-year sub-subleases of approximately 27,000 square feet of office space in Cambridge, Massachusetts which expire in the fourth quarter of 2020. As of March 31, 2020, the remaining rent payments due to the Company under the sub-subleases was $1.4 million. The Company recorded other income of $0.7 million during each of the three months ended March 31, 2020 and 2019.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Collaboration Agreement

In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company may pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. During the three months ended March 31, 2020 and 2019, the Company recorded less than $0.1 million and $0.4 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support.

Intellectual Property Licenses

The Company has a license agreement with the President and Fellows of Harvard College (“Harvard”), entered into in November 2016, for an exclusive, worldwide, royalty-bearing license for certain technologies related to conditioning and mobilization. The Company is obligated to pay Harvard maintenance fees of $0.1 million annually to reimburse qualified expenses related to the patents. The Company is also obligated to pay milestone payments of up to $7.4 million for the first two licensed products upon the achievement of certain development and regulatory milestones and to pay royalties on a product-by-product and country-by-country basis on net sales of products licensed under the agreement. During the three months ended March 31, 2020, the Company did not incur any expense related to the achievement of these milestones. During the three months ended March 31, 2019, the Company recorded $0.1 million of expense related to the achievement of one of these milestones.

The Company has a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis”), entered into in April 2017, to use and develop certain patent rights (the “Novartis License”). Under the Novartis License, the Company was granted an exclusive, worldwide, sublicensable license to research, develop and commercialize certain licensed products that contain Novartis compounds for the expansion of cord blood derived non-gene-edited/-modified hematopoietic stem cells. The Company is obligated to make payments of up to $177.0 million upon the achievement of specified clinical and regulatory milestones and up to $125.0 million upon the achievement of specified commercial milestones and to pay tiered royalties, on a product-by-product and country-by-country basis, up to a maximum of 20% on net sales of products licensed under the agreement. As of March 31, 2020, no milestones related to the Novartis License have been met.

The Company has agreements with third parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies, it may be subject to additional fees and milestone payments. During the three months ended March 31, 2020 and 2019, the Company did not exercise its rights to the license of certain developed technologies under these agreements.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2020.

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

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

7. 401(k) Savings Plan

The Company has a 401(k) available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the board of directors of the Company. To date, the Company has not made any contributions to the plan.

8. Related Parties

National Marrow Donor Program (as successor in interest to Be The Match BioTherapies, LLC)

Effective March 2018, the President of Be The Match BioTherapies, LLC became a member of the Company’s board of directors and subsequently was appointed Acting Chief Executive Officer of the Be The Match/National Marrow Donor Program organization in February 2020. The Company has a collaboration agreement with the National Marrow Donor Program (as successor in interest to Be The Match BioTherapies, LLC) and a research agreement with an affiliated organization, Center for International Blood and Marrow Transplant Research. For the three months ended March 31, 2020 and 2019, the Company recorded expense of $0.2 million and less than $0.1 million, respectively, related to these agreements. As of March 31, 2020 and December 31, 2019, amounts on the balance sheet related to these agreements in each period were $0.2 million, which amounts were included in accounts payable and accrued expenses and other current liabilities and less than $0.1 million, which amounts were included in prepaid expenses and other current assets.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors including without limitation, risks, uncertainties and assumptions regarding the impact of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, as well as our other reports filed with the Securities and Exchange Commission, or the SEC, which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $20.0 million and $76.8 million, respectively, for the three months ended March 31, 2020 and the year ended December 31, 2019. As of March 31, 2020, we had an accumulated deficit of $199.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:

•	initiate and enroll new Phase 2 clinical trials for MGTA-145 and continue ongoing Phase 2 clinical trials of MGTA-456;

•	initiate and conduct preclinical studies and clinical trials of our product candidates, including MGTA-117;

•	develop any other future product candidates we may choose to pursue;

•	seek marketing approval for any of our product candidates that successfully complete clinical development, if any;

•	maintain compliance with applicable regulatory requirements;

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

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $130.4 million. Based on our updated operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2022. See “—Liquidity and Capital Resources.”

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization, or WHO, declared the novel coronavirus, or COVID-19, a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19. The U.S. federal government subsequently issued initial 15-day social distancing guidelines issued through April 30, 2020 as a measure to reduce the escalation of the spread of COVID-19 in the U.S. More than 40 states and certain U.S. territories, including the Commonwealth of Massachusetts where our operations are located, followed suit with orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19 in the Cambridge community. We have established a work-from-home policy for all employees, other than those performing or supporting business-critical operations, such as certain members of our laboratory and facilities staff. For those employees, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have also maintained efficient communication with our partners and clinical sites as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs.

In light of the COVID-19 pandemic, we recently provided the following program updates:

•

MGTA-117 development timelines are not currently impacted by COVID-19 and we currently expect to complete toxicology studies and progress manufacturing under good manufacturing practices in 2020 for this product candidate;

•

MGTA-145 recently completed a Phase 1 trial in healthy volunteers where it met primary and secondary endpoints and also completed enrollment in a renal pharmacokinetic study. We plan to initiate multiple Phase 2 trials of MGTA-145, which may be staggered over the course of 2020 due to clinical trial impacts from COVID-19;

•	CD45-ADC is progressing in Investigational New Drug, or IND, enabling work;

•

MGTA-456 enrollment timelines for the Phase 2 trial in inherited metabolic disorders have been shifted into 2021 due to COVID-19-related impacts at our clinical sites. The trial remains open with seven of 12 patients enrolled and continued follow-up on these patients will be conducted. Sixteen of 18 patients have been enrolled in the Phase 2 trial of MGTA-456 in patients with blood cancers at the University of Minnesota, and this trial is currently expected to complete enrollment in 2020.

The future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will, however, depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties, including the following:

•	the continuing impact of the COVID-19 pandemic on our industry, the healthcare system, and our current and future operations;

•	successful completion of preclinical studies and clinical trials;

•	receipt and related terms of marketing approvals from applicable regulatory authorities;

•	raising additional funds necessary to complete clinical development of and commercialize our product candidates;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates;

•	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;

•	developing and implementing marketing and reimbursement strategies;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining third-party coverage and adequate reimbursement;

•	protecting and enforcing our rights in our intellectual property portfolio; and

•	maintaining a continued acceptable safety profile of the products following approval.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, and stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs and insurance costs, as well as professional fees for legal, patent, consulting, accounting and audit services.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	13,963	10,537	3,426
General and administrative	7,281	5,813	1,468

Total operating expenses	21,244	16,350	4,894

Loss from operations	(21,244)	(16,350)	(4,894)
Interest and other income, net	1,233	1,516	(283)

Net loss	$(20,011)	$(14,834)	$(5,177)

Research and Development Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$3,758	$2,016	$1,742
Mobilization	1,294	798	496
Cell Therapy	1,800	1,267	533
Post-Transplant Complications	33	175	(142)
Unallocated expenses:
Personnel related (including stock-based compensation)	4,172	3,267	905
Consultant (including stock-based compensation)	334	558	(224)
Facility related and other	2,572	2,456	116

Total research and development expenses	$13,963	$10,537	$3,426

Expenses related to our conditioning program increased primarily due to higher preclinical costs for manufacturing to support our IND enabling studies and future clinical trials. The increase in expenses related to our mobilization program was primarily due to an increase in clinical trial costs for our MGTA-145 Phase 1 clinical trials. Expenses related to our cell therapy program increased primarily due to manufacturing process development.

The increase in personnel related costs included in unallocated expenses was due primarily to an increase in headcount in our research and development function. The decrease in consultant costs was primarily due to a decrease in stock-based compensation. Consultant costs for the three months ended March 31, 2020 and 2019 included stock-based compensation expense of $0.1 million and $0.4 million, respectively.

General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$3,834	$2,987	$847
Professional and consultant	1,846	1,528	318
Facility related and other	1,601	1,298	303

Total general and administrative expenses	$7,281	$5,813	$1,468

The increase in personnel related costs was due primarily to an increase in headcount and stock-based compensation expenses. Personnel related costs for the three months ended March 31, 2020 and 2019 included stock-based compensation expense of $1.7 million and $1.3 million, respectively. The increase in professional and consultant costs was primarily due to costs incurred for pre-commercialization activities. The increase in facility related and other costs was primarily due to higher recruitment fees and director and officer insurance costs.

Interest and Other Income, Net

The decrease in interest and other income, net was primarily due to a decrease in interest income of $0.3 million resulting from lower invested balances.

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

On August 8, 2019, we filed a shelf registration statement on Form S-3, or Shelf, with the Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on August 19, 2019. As of March 31, 2020, no sales have been made pursuant to the ATM Program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(16,657)	$(14,936)
Cash provided by (used in) investing activities	25,395	(12,731)
Cash provided by financing activities	1,124	563

Net increase (decrease) in cash, cash equivalents and restricted cash	$9,862	$(27,104)

Operating Activities

During the three months ended March 31, 2020, operating activities used $16.7 million of cash, primarily resulting from our net loss of $20.0 million, partially offset by non-cash charges of $3.2 million and net cash provided by changes in our operating assets and liabilities of $0.1 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted of a decrease of $1.4 million in prepaid expenses and other current assets and an increase of $0.1 million in long-term deferred rent, partially offset by a decrease of $1.4 million in accounts payable and accrued expenses and other current liabilities.

During the three months ended March 31, 2019, operating activities used $14.9 million of cash, primarily resulting from our net loss of $14.8 million and net cash used by changes in our operating assets and liabilities of $2.8 million, partially offset by non-cash charges of $2.7 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of an increase of $5.0 million in prepaid expenses and other current assets and a decrease of $2.3 million in accounts payable and accrued expenses and other current liabilities, partially offset by a $4.5 million increase in long-term deferred rent.

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in both periods were generally due to growth in our business and the timing of vendor invoicing and payments.

Investing Activities

During the three months ended March 31, 2020, net cash provided by investing activities was primarily attributable to net maturities of marketable securities of $25.5 million, partially offset by purchases of property and equipment of $0.1 million.

During the three months ended March 31, 2019, net cash used in investing activities was primarily attributable to net purchases of marketable securities of $11.5 million and purchases of property and equipment of $1.3 million.

Financing Activities

During the three months ended March 31, 2020 and 2019, net cash provided by financing activities was $1.1 million and $0.6 million, respectively, consisting of proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•

the initiation, progress, timing, costs and results of current and future preclinical studies and clinical trials for our product candidates, including the impact of the COVID-19 pandemic on our operations;

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

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $130.4 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2020, there were no material changes to our contractual obligations and commitments described in our Annual Report on Form 10-K, as filed with the SEC.

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

Our cash, cash equivalents, and marketable securities as of March 31, 2020 consisted of cash, money market funds and U.S. government securities. We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020 and 2019.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Operating and Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K for the year ended December 31, 2019 filed with the SEC on March 3, 2020.

Risks Related to the Current Novel Coronavirus (COVID-19) Pandemic on the Company

*The current outbreak of the novel coronavirus, or COVID-19, has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies and could seriously harm our development efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Widespread outbreak of illness or other communicable diseases, health epidemics, or any other public health crisis could adversely affect our ongoing or planned research and development activities. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the U.S. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue.

The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has affected and may continue to adversely affect our business, financial condition and results of operations, and it has had, and may continue to have, the effect of heightening many of the risks described in this Quarterly Report on Form 10-Q, including but not limited to the below.

•

The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our ongoing clinical trials, including our investigator-initiated trial, and on the clinical and preclinical trials, including investigator-initiated trials, we expected to initiate in 2020. For example, based on COVID-19-related impacts at our clinical sites, enrollment timelines for our Phase 2 trial for MGTA-456 in inherited metabolic disorders have been shifted into 2021 and while we still expect to initiate multiple Phase 2 trials for MGTA-145 during 2020, they may be staggered over the course of the year due to the clinical trial impacts from COVID-19.

•

Other potential impacts of the COVID-19 pandemic on our various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the FDA or other reasons related to the COVID-19 pandemic. If the COVID-19 pandemic continues, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

•

We currently rely on third parties, including our contract research organizations, or CROs, and our contract manufacturing organizations, or CMOs, and other contractors and consultants to, among other things, conduct our preclinical and clinical trials, manufacture raw materials, manufacture and supply our product candidates, ship investigation drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, which could limit our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

•

We have closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who are performing or supporting business-critical research and development activities or other essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

•

Our employees and contractors conducting non-business critical research and development activities may not be able to access our laboratory for an extended period of time as a result of the closure of our offices and the possibility that governmental authorities further modify current restrictions. As a result, this could delay timely completion of preclinical activities, including completing Investigational New Drug, or IND-, enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for our other product candidates.

•

Certain government agencies, such as health regulatory agencies and patent offices, within the U.S. or internationally may experience disruptions in their operations as a result of the COVID-19 pandemic. The Food and Drug Administration, or FDA, and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the COVID-19 pandemic and could result in delays to our ongoing clinical trials.

•

The trading prices for our common stock and those of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of immune reset to more patients and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, we reported net losses of $20.0 million, $76.8 million and $57.5 million, respectively. As of March 31, 2020, we had an accumulated deficit of $199.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash (including the net proceeds from our initial public offering, or IPO, and our follow-on public offering in May 2019) to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the U.S., the European Union and certain other markets. As of March 31, 2020, we had approximately $130.4 million in cash, cash equivalents and marketable securities. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted on March 27, 2020 and included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic. Such changes included suspending the 80% current year taxable income limitation on the deduction of net operating losses for taxable years beginning before January 1, 2021 and reinstating the carryback of net operating losses generated before January 1, 2021. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of the CARES Act and other changes in tax laws on an investment in our common stock.

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

The success of our product candidates will depend on several factors, including the following:

•

successful completion of preclinical studies and successful enrollment and completion of clinical trials, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable, under the FDA’s current Good Clinical Practices, or cGCPs, and the FDA’s current Good Laboratory Practices;

•	effective IND applications or Clinical Trial Authorizations that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

•	positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;

•	receipt of regulatory approvals from applicable regulatory authorities;

•	establishment of arrangements with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities;

•	successful development of our internal manufacturing processes or transfer to larger-scale facilities operated by either a CMO or by us;

•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;

•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;

•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effective competition with other therapies;

•	establishment and maintenance of healthcare coverage and adequate reimbursement;

•	enforcement and defense of intellectual property rights and claims; and

•	maintenance of a continued acceptable safety profile of our product candidates following approval.

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

Successful completion of clinical trials is a prerequisite to submitting a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, a Marketing Authorization Application to the EMA and similar approval filings to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials. For example, based on COVID-19-related impacts at our clinical sites, enrollment timelines for our Phase 2 trial for MGTA-456 in inherited metabolic disorders have been shifted into 2021 and our plans to initiate multiple Phase 2 trials for MGTA-145 may be staggered over the course of 2020. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators, IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including impacts that have resulted or may result from the COVID-19 pandemic. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

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

Even with the requisite approvals from the FDA in the U.S., the EMA in the European Union and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of our product candidates as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, including management time and financial resources, and may not be successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on several factors, including:

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

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the “average manufacturer price” and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and average manufacturer price definition could cause the required 340B discount to increase.

Further, in the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to maintain pricing sufficient to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates may have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010 the ACA was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, expands the types of entities eligible for the 340B drug discount program, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts (increased from 50% pursuant to the Bipartisan Budget Act of 2018, effective January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

In addition, CMS has published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. In May 2019, CMS also issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Medicare Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

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

Our ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For example, the Trump administration released a “Blueprint,” or plan, to reduce the cost of drugs. The Trump administration’s Blueprint contains certain measures that the Department of Health and Human Services is already working to implement. On October 25, 2018, CMS issued an Advanced Notice of Proposed Rulemaking, or ANPRM, indicating it was considering issuing a proposed rule in the spring of 2019 on a model called the International Pricing Index. This model would utilize a basket of other countries’ prices as a reference for the Medicare program to use in reimbursing for drugs covered under Medicare Part B. The ANPRM also included an updated version of the Competitive Acquisition Program as an alternative to current “buy and bill” payment methods for Medicare Part B drugs. CMS may issue the proposed rule in the future, but it has currently been delayed. However, the model has also been incorporated in the Medicare Prescription Drug Savings and Choice Act of 2019, a bill introduced in the House of Representatives on October 21, 2019. Similarly, on December 27, 2018, the District Court for the District of Columbia invalidated a recent reimbursement formula change under the 340B drug pricing program. The 340B drug pricing program imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. It is unclear how this decision could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

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

Further, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. Accordingly, disputes may arise between us and our licensor, or our licensor and its licensors, regarding intellectual property subject to a license agreement, including those relating to:

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

As of March 31, 2020, we had 70 full time employees. As our development, manufacturing and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

At March 31, 2020, we had $130.4 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We also face competition in our conditioning programs from Actinium Pharmaceuticals, Inc., Jasper Therapeutics, Inc., and Molecular Templates, Inc., and in our post-transplant complications program from Bellicum Pharmaceuticals, Inc., Abbvie Inc. and Incyte Corporation. Additionally, BioLineRx Ltd. is a competitor in our mobilization program.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We conduct a process each year to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 72% of our capital stock as of March 31, 2020. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

*Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, certain designated courts will be the sole and exclusive forum for certain legal actions between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine, which we refer to herein as the “Delaware Forum Provision.” The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended. Our amended and restated bylaws further provide that the U.S. District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which we refer to herein as the “Federal Forum Provision.” We have chosen the U.S. District Court for the District of Massachusetts as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in any shares of our common stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision.

On December 19, 2018, Court of Chancery of the State of Delaware issued a decision in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.) declaring that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. However, that decision was appealed to the Delaware Supreme Court and on March 18, 2020, the Delaware Supreme Court reversed the Court of Chancery and ruled that such federal forum selection provisions are “facially valid” under Delaware law. In light of the Delaware Supreme Court’s ruling, we intend to enforce the Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act causes of action.

We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware or the U.S. District Court for the District of Massachusetts, as applicable, may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Initial Public Offering

Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—		—	N/A	N/A
February 1, 2020 - February 29, 2020	1,694	(1)	$0.003	N/A	N/A
March 1, 2020 - March 31, 2020	5,298	(1)	$0.03	N/A	N/A

Total	6,992		$0.02

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

MAGENTA THERAPEUTICS, INC.

Date: May 7, 2020	By:	/s/ Jason Ryan
Jason Ryan
Chief Operating and Financial Officer (Principal Financial and Accounting Officer)