Form 10-Q
period 2020-06-30
Magenta Therapeutics, Inc.
filed 2020-08-06
CIK 1690585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-38541

Magenta Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-0724163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification N o. )

100 Technology Square Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)
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
,
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
of the Exchange Act).    Yes
☐
    No
☒
As of July 31, 2020 there were 48,252,724 shares of Common Stock, $0.001 par value per share, outstanding.

Magenta Therapeutics, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Magenta Therapeutics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$136,287	$65,071
Marketable securities	40,214	80,658
Prepaid expenses and other current assets	3,376	4,114

Total current assets	179,877	149,843
Restricted cash	1,780	1,780
Property and equipment, net	9,070	9,891

Total assets	$190,727	$161,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,650	$2,812
Accrued expenses and other current liabilities	7,719	11,303

Total current liabilities	10,369	14,115
Deferred rent	6,444	6,206

Total liabilities	16,813	20,321

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 48,309,457 shares and 39,466,254 shares issued and 48,241,212 shares and 39,260,532 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	48	39
Additional paid-in capital	392,298	320,641
Accumulated other comprehensive income	153	8
Accumulated deficit	(218,585)	(179,495)

Total stockholders’ equity	173,914	141,193

Total liabilities and stockholders’ equity	$190,727	$161,514

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	12,610	13,433	26,573	23,970
General and administrative	7,402	5,905	14,683	11,718

Total operating expenses	20,012	19,338	41,256	35,688

Loss from operations	(20,012)	(19,338)	(41,256)	(35,688)
Interest and other income, net	933	1,630	2,166	3,146

Net loss	$(19,079)	$(17,708)	$(39,090)	$(32,542)

Net loss per share, basic and diluted	$(0.48)	$(0.48)	$(0.99)	$(0.93)

Weighted average common shares outstanding, basic and diluted	39,611,837	36,662,562	39,488,137	35,051,371

Comprehensive loss:
Net loss	$(19,079)	$(17,708)	$(39,090)	$(32,542)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(210)	98	145	147

Total other comprehensive income (loss)	(210)	98	145	147

Total comprehensive loss	$(19,289)	$(17,610)	$(38,945)	$(32,395)

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Three Months Ended June 30, 2020
Balances at March 31, 2020	39,454,635	$39	$324,505	$363	$(199,506)	$125,401
Issuance of common stock upon public offering net of underwriting discounts, commissions and offering costs	8,625,000	9	64,554	—	—	64,563
Vesting of restricted stock	61,047	—	—	—	—	—
Issuance of common stock upon exercise of stock options	94,877	—	693	—	—	693
Issuance of common stock under Employee Stock Purchase Plan	5,653	—	42	—	—	42
Stock-based compensation expense	—	—	2,504	—	—	2,504
Unrealized losses on marketable securities	—	—	—	(210)	—	(210)
Net loss	—	—	—	—	(19,079)	(19,079)

Balances at June 30, 2020	48,241,212	$48	$392,298	$153	$(218,585)	$173,914

	Three Months Ended June 30, 2019
Balances at March 31, 2019	33,581,975	$34	$251,488	$41	$(117,560)	$134,003
Issuance of common stock upon public offering net of underwriting discounts, commissions and offering costs	4,887,500	5	60,271	—	—	60,276
Vesting of restricted stock	197,564	—	—	—	—	—
Issuance of common stock upon exercise of stock options	43,819	—	287	—	—	287
Stock-based compensation expense	—	—	2,600	—	—	2,600
Unrealized gains on marketable securities	—	—	—	98	—	98
Net loss	—	—	—	—	(17,708)	(17,708)

Balances at June 30, 2019	38,710,858	$39	$314,646	$139	$(135,268)	$179,556

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Six Months Ended June 30, 2020
Balances at December 31, 2019	39,260,532	$39	$320,641	$8	$(179,495)	$141,193
Issuance of common stock upon public offering net of underwriting discounts, commissions and offering costs	8,625,000	9	64,554	—	—	64,563
Vesting of restricted stock	125,673	—	—	—	—	—
Issuance of common stock upon exercise of stock options	224,354	—	1,817	—	—	1,817
Issuance of common stock under Employee Stock Purchase Plan	5,653	—	42	—	—	42
Stock-based compensation expense	—	—	5,244	—	—	5,244
Unrealized gains on marketable securities	—	—	—	145	—	145
Net loss	—	—	—	—	(39,090)	(39,090)

Balances at June 30, 2020	48,241,212	$48	$392,298	$153	$(218,585)	$173,914

	Six Months Ended June 30, 2019
Balances at December 31, 2018	33,305,033	$33	$248,349	$(8)	$(102,726)	$145,648
Issuance of common stock upon public offering net of underwriting discounts, commissions and offering costs	4,887,500	5	60,271	—	—	60,276
Vesting of restricted stock	395,279	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	123,046	—	850	—	—	850
Stock-based compensation expense	—	—	5,177	—	—	5,177
Unrealized gains on marketable securities	—	—	—	147	—	147
Net loss	—	—	—	—	(32,542)	(32,542)

Balances at June 30, 2019	38,710,858	$39	$314,646	$139	$(135,268)	$179,556

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(39,090)	$(32,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,244	5,177
Depreciation and amortization expense	988	875
Net amortization (accretion) of premiums (discounts) on marketable securities	63	(614)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	738	(7,989)
Accounts payable	(238)	(430)
Accrued expenses and other current liabilities	(3,805)	855
Deferred rent	238	4,699

Net cash used in operating activities	(35,862)	(29,969)

Cash flows from investing activities:
Purchases of property and equipment	(167)	(2,377)
Purchases of marketable securities	(4,974)	(94,176)
Maturities of marketable securities	45,500	40,000

Net cash provided by (used in) investing activities	40,359	(56,553)

Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	64,860	60,874
Payments of public offering costs	—	(436)
Proceeds from exercise of common stock options	1,817	850
Proceeds from issuance of common stock under Employee Stock Purchase Plan	42	—

Net cash provided by financing activities	66,719	61,288

Net increase (decrease) in cash, cash equivalents and restricted cash	71,216	(25,234)
Cash, cash equivalents and restricted cash at beginning of period	66,851	60,125

Cash, cash equivalents and restricted cash at end of period	$138,067	$34,891

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$472
Offering costs included in accounts payable and accrued expenses	$297	$162
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
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations
, the continuing impact of the COVID-19 coronavirus
and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
In June 2020, the Company issued and sold 8,625,000 shares of its common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on
public offering at a public offering price of $8.00 per share, resulting in net proceeds of $64.6 million after underwriting discounts and commission
s
and other offering expenses.
In May 2019, the Company issued and sold 4,887,500 shares of its common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on
public offering at a public offering price of $13.25 per share, resulting in net proceeds of $60.3 million after underwriting discounts and commission
s
and other offering expenses.
The Company has a shelf registration statement on Form
S-3
(the “Shelf”) on file with the Securities and Exchange
Commission (the “SEC”), which covers the offering, issuance and sale of up to an aggregate of $
350.0
 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $
100.0
 million of common stock from time to time in
“at-the-market”
offerings under the Shelf (the “ATM Program”). The Shelf was declared effective by the SEC on August
19
,
2019
. As of June
30
,
2020
, no sales have been made pursuant to the ATM Program.
The Company has incurred recurring losses since inception, including net losses of $39.1 million and $76.8 million for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. As of June 30, 2020, the Company had an accumulated deficit of $218.6 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

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
Unaudited Interim Financial Information
The consolidated balance sheet at December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form
10-K,
on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2020 and consolidated results of operations for the three and six months ended June 30, 2020 and 2019 and consolidated cash flows for the six months ended June 30, 2020 and 2019 have been made. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020 or any other interim period.
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

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements by applying a two-step
process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-
than-not
to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2020 and 2019, the Company’s only element of other comprehensive income

(loss)
was unrealized gains
(losses)
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
The Company reported a net loss for the three and six months ended June 30, 2020 and 2019. The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	June 30,
	2020	2019
Stock options to purchase common stock	5,809,118	4,913,620
Unvested restricted common stock	68,245	627,242
Shares of common stock issuable under Employee Stock Purchase Plan	8,213	—

	5,885,576	5,540,862

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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No.
2016-02,
 Leases
 (“ASU
2016-02”).
ASU
2016-02
will require lessees to recognize most leases on their balance sheet as a right-of-use
asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. For public entities, the

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
guidance was effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance was effective for annual reporting periods beginning after December 15, 2019. In June 2020, the FASB issued ASU No.
 2020-05,
which further deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. ASU
2016-02
initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No.
2018-11,
 Leases (Topic 842) Targeted Improvements
, which added an optional transition method to the existing requirements whereby an entity could adopt the provisions of ASU
2016-02
by recognizing a cumulative-effective adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company expects that the adoption of the new leasing standards will result in the recognition of material right-of-use
assets and lease liabilities on the consolidated balance sheets but does not expect it to have a material impact on its results of operations or cash flows.
In June 2016, the FASB issued ASU
No. 2016-13,
Financial
Instruments – Credit Losses (Topic 326)
. The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance is effective for annual reporting periods beginning after December 15, 2020. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU
No. 2019-10,
which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not believe the guidance will have a material impact on its consolidated financial statements.
3. Fair Value of Financial Assets
As of June 30, 2020, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury Notes (due within one year)	$40,061	$153	$—	$40,214

Total	$40,061	$153	$—	$40,214

As of December 31, 2019, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Treasury Notes (due within one year)	$78,656	$25	$(21)	$78,660
Agency Bonds (due within one year)	1,994	4	—	1,998

Total	$80,650	$29	$(21)	$80,658

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$136,357	$—	$—	$136,357
Marketable securities:
United States Treasury Notes	—	40,214	—	40,214

Total	$136,357	$40,214	$—	$176,571

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$64,796	$—	$—	$64,796
Marketable securities:
United States Treasury Notes	—	78,660	—	78,660
Agency Bonds	—	1,998	—	1,998

Total	$64,796	$80,658	$—	$145,454

During the three and six months ended June 30, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued external research and development expenses	$4,052	$6,516
Accrued payroll and related expenses	1,938	3,247
Deferred rent, current portion	601	601
Accrued professional fees	819	660
Accrued other	309	279

	$7,719	$11,303

5. Stock-Based Awards
2018 Stock Option and Incentive Plan
The Company grants stock-based awards under the Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). The Company also has outstanding stock options under the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan, as amended (the “2016 Plan”)
,
but is no longer granting awards under the 2016 Plan. As of June 30, 2020, 2,833,512 shares of common stock were available for issuance under the 2018 Plan.
2019 Employee Stock Purchase Plan
The Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) became effective in June 2019. The offering periods begin in December and June of each year. The initial offering period commenced on December 1, 2019 and ended on May 29, 2020. The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. During the six months ended June 30, 2020, 5,653 shares of common stock were purchased under the ESPP at a purchase price per share of $7.51. As of June 30, 2020, 160,872 shares remained available for issuance under the ESPP.

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Grant of Stock Options
During the six months ended June 30, 2020, the Company granted options to certain employees, directors and consultants with service-based vesting conditions for the purchase of 1,759,596 shares of common stock with a weighted average grant date fair value of $8.04 per share.
Stock-Based Compensation
Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$780	$1,268	$1,802	$2,524
General and administrative expenses	1,724	1,332	3,442	2,653

	$2,504	$2,600	$5,244	$5,177

As of June 30, 2020, total unrecognized compensation cost related to unvested share-based awards was $22.0 million, which is expected to be recognized over a weighted average period of 2.5 years.
6. Commitments and Contingencies
Leases
In May 2018, the Company entered into a sublease for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease was amended effective March 2019 to increase the lease payments over the lease term and to increase the sublandlord-funded tenant improvements. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company is also obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the leased premises. In connection with the sublease, as amended, the sublandlord agreed to fund up to $5.5 million in tenant improvements to the leased facility, of which $5.2 million has been paid as of June 30, 2020. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the consolidated balance sheets at June 30, 2020 and December 31, 2019.
As of June 30, 2020 and December 31, 2019, the Company had long-term deferred rent of $6.4 million and $6.2 million, respectively, related to lease incentives and payment escalations. As of June 30, 2020 and December 31, 2019, the short-term portion of deferred rent of $0.6 million for each period was included in accrued expenses and other current liabilities. The Company recorded rent expense of $1.6 million during each of the three months ended June 30, 2020 and 2019 and $3.1 million during each of the six months ended June 30, 2020 and 2019.

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
As of June 30, 2020, the future minimum lease payments due under the noncancelable operating lease is as follows (in thousands):

Remainder of 2020 (six months)	$2,950
2021	6,072
2022	6,375
2023	6,734
2024	7,100
Thereafter	24,899

$54,130

In the fourth quarter of 2018, the Company entered into two
two-year
sub-subleases
of approximately 27,000 square feet of office space in Cambridge, Massachusetts which expire in the fourth quarter of 2020. As of June 30, 2020, the remaining rent payments due to the Company under the sub-subleases
was $0.8 million. The Company recorded other income of $0.7 million during each of the three months ended June 30, 2020 and 2019 and $1.4 million during each of the six months ended June 30, 2020 and 2019 related to these sub-subleases.
Collaboration Agreement
In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company may pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. During each of the three months ended June 30, 2020 and 2019, the Company recorded less than $0.1 million of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support. During the six months ended June 30, 2020 and 2019, the Company recorded less than $0.1 million and $0.4 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support.
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
and
country-by-country
basis on net sales of products licensed under the agreement. During the six months ended June 30, 2020, the Company did not incur any expense related to the achievement of these milestones. During the six months ended June 30, 2019, the Company recorded $0.1 million of expense related to the achievement of one of these milestones.
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
and
country-by-country
basis, up to a maximum of 20% on net sales of products licensed under the agreement. As of June 30, 2020, no milestones related to the Novartis License have been met.
The Company has agreements with third parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies, it may be subject to additional fees and milestone payments. During the three and six months ended June 30, 2020 and 2019, the Company did not exercise its rights to the license of certain developed technologies under these agreements.

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2020.
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
7. 401(k) Savings Plan
The Company has a 401(k) available for participating employees who meet certain eligibility requirements
. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the board of directors of the Company. To date, the Company has not made any contributions to the plan.

8.
Related Parties
National Marrow Donor Program (as successor in interest to Be The Match BioTherapies, LLC)
Effective March 2018, the President of Be The Match BioTherapies, LLC became a member of the Company’s board of directors and subsequently was appointed Chief Executive Officer of the Be The Match/National Marrow Donor Program organization in
June
2020. The Company has collaboration agreements with the National Marrow Donor Program (as successor in interest to Be The Match BioTherapies, LLC) and a research agreement with an affiliated organization, Center for International Blood and Marrow Transplant Research. For each of the three months ended June 30, 2020 and 2019, the Company recorded expense of less than $0.1 million related to these agreements. For the six months ended June 30, 2020 and 2019, the Company recorded expense of $0.2 million and $0.1 million, respectively, related to these agreements. As of June 30, 2020 and December 31, 2019, amounts on the balance sheet related to these agreements were less than $0.1 million and $0.2 million, respectively, which amounts were included in accounts payable and accrued expenses and other current liabilities and less than $0.1 million as of June 30, 2020 and December 31, 2019, which amounts were included in prepaid expenses and other current assets.

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

•	the timing and the success of clinical trials of MGTA-145, MGTA-456 and any other product candidates;

•	the outcomes of our preclinical studies, including of MGTA-117;

•	our ability to enroll patients in our clinical trials at the pace that we project;

•	whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for MGTA-145, MGTA-456 or any other product candidates we may develop;

•	our ability to establish clinical programs moving forward in multiple indications, with an advancing portfolio and sustainable platform;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	our ability to obtain, including on an expedited basis, and maintain regulatory approval of MGTA-145, MGTA-456 or any other product candidates we may develop;

•	the level of expenses related to any of our product candidates or clinical development programs;

•
our expectation that our existing capital resources will be sufficient to enable us to fund our planned development of
MGTA-145,
MGTA-456
and any other product candidates we may identify and pursue for a given period;

•	our ability to obtain funding for our operations, including funding necessary to develop and commercialize our product candidates;

•	the benefits of the use of MGTA-145, MGTA-456 or any other product candidate, if approved;

•	our ability to successfully commercialize MGTA-145, MGTA-456 or any other product candidates we may identify and pursue, if approved;

•	our ability to successfully find collaborators for E478 or any of our current and future programs and product candidates;

•	the rate and degree of market acceptance of MGTA-145, MGTA-456 or any other product candidates we may identify and pursue;

•	our ability to obtain orphan drug designation for any of our product candidates we may identify and pursue;

•	our expectations regarding government and third-party payor coverage and reimbursement;

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
Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors including without limitation, risks, uncertainties and assumptions regarding the continuing impact of the COVID-19 pandemic
on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” in this Quarterly Report on Form
10-Q,
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
Resetting the immune system through stem cell transplant is a well-established and often curative medical procedure involving a two-step
process: (i) removing the disease-causing cells and (ii) replacing them with healthy cells to rebuild the immune system. As it exists today, stem cell transplant is a large market opportunity, but currently only approximately 40 percent of eligible patients receive a stem cell transplant because of the risks and toxicities associated with the transplant procedure. New approaches are needed to extend immune reset to more patients, including drugs to: collect sufficient stem cells to rebuild a healthy immune system, remove disease-causing cells and prevent complications in rebuilding the new immune system.
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
We intend to become a fully integrated discovery, development and commercial company in the field of immune reset. We believe that our product portfolio will offer significant commercial synergies. We are developing our products so that they can be used individually or in combination with each other. As a result, our portfolio could be utilized in a manner tailored to the patient’s disease, such that a patient may receive more than one Magenta therapy as part of their individual immune reset journey.
To harness the curative power of immune reset through stem cell transplant for more patients, we have created a new stem cell biology discovery platform and are developing a comprehensive portfolio of novel therapeutics. We believe our conditioning, mobilization and cell therapy programs will allow more patients to benefit through a more precise stem cell transplant process. Our conditioning programs, including
MGTA-117,
our most advanced conditioning program, are designed to selectively remove disease-

causing stem and/or immune cells from a patient prior to transplant, and to be far less toxic than the decades-old
radiation and chemotherapy-based approaches, which are still the only available options. Within our mobilization program,
MGTA-145
is our first-line stem cell mobilization product candidate, and it is designed to enable physicians to more easily collect a greater number of functional blood stem cells, known as hematopoietic stem cells or HSCs, from patients and donors to improve patient outcomes and scale the capacity of transplant and apheresis centers.
MGTA-456
is a cell therapy designed to provide a high dose of stem cells that are well-matched to the patient, and it has the potential to allow more patients to have a better chance for a successful stem cell transplant. Our post-transplant complications program is designed to target the donor immune cells within the patient that cause Graft vs. Host Disease, or GvHD, in order to allow safe rebuilding of a healthy immune system.
Our goal is to advance our medicines through registration trials and commercialize them. We expect to continue to advance our portfolio and innovate through our sustainable platform.
We are experiencing operational and other challenges as a result of the novel coronavirus, or
COVID-19,
global pandemic, which could delay or halt the development of our product candidates. See “—Recent Developments” and “Item 1A. Risk Factors” for further discussion of the current and expected impact on our business and product candidates.
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
In June 2018, we completed an initial public offering, or IPO, of our common stock, pursuant to which we issued and sold 6,666,667 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $89.9 million after deducting underwriting discounts and commissions and other offering expenses. In May 2019, we issued and sold 4,887,500 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on
public offering at a public offering price of $13.25 per share, resulting in net proceeds of $60.3 million after underwriting discounts and commissions and other offering expenses. In June 2020, we issued and sold 8,625,000 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on
public offering at a public offering price of $8.00 per share, resulting in net proceeds of $64.6 million after underwriting discounts and commissions and other offering expenses. Prior to our common stock offerings, we funded our operations primarily with proceeds from the sales of redeemable convertible preferred stock and issuance of convertible notes.
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $39.1 million and $76.8 million, respectively, for the six months ended June 30, 2020 and the year ended December 31, 2019. As of June 30, 2020, we had an accumulated deficit of $218.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:

•	initiate and enroll new Phase 2 clinical trials for MGTA-145;

•	initiate and conduct preclinical studies and clinical trials of our product candidates, including MGTA-117;

•	develop any other future product candidates we may choose to pursue;

•	seek marketing approval for any of our product candidates that successfully complete clinical development, if any;

•	maintain compliance with applicable regulatory requirements;

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
As of June 30, 2020, we had cash, cash equivalents and marketable securities of $176.5 million. Based on our updated operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. See “—Liquidity and Capital Resources.”
Recent Developments
MGTA-145
Updates
We recently completed a Phase 1 trial in healthy donors that showed that
MGTA-145,
in combination with plerixafor, was well tolerated and enabled same-day
dosing, mobilization and collection of sufficient functional HSCs for transplant.
Based on the results of the Phase 1 trial and subsequent meetings with the U.S. Food and Drug Administration, or FDA, we intend to initiate multiple Phase 2 trials of
MGTA-145
to include both allogeneic and autologous transplant settings. There is potential to generate initial Phase 2 data on
MGTA-145
in 2020.
On May 18, 2020, the FDA’s Office of Orphan Products and Development granted Orphan Drug Designation to
MGTA-145
for the mobilization of HSCs to the peripheral blood for collection and subsequent transplant.
On June 11, 2020, we announced a clinical collaboration agreement with the National Marrow Donor Program/Be The Match, or NMDP/Be The Match, to evaluate the potential utility of
MGTA-145
for mobilizing and collecting HSCs from donors in a single day and then using them for allogeneic transplants in patients.
MGTA-117 Updates
On May 6, 2020, we announced a research and clinical collaboration agreement with AVROBIO, Inc., or AVROBIO, to evaluate the potential utility of
MGTA-117
for conditioning patients before they receive one of AVROBIO’s investigational lentiviral gene therapies.
Further, on June 15, 2020, we announced a
non-exclusive
research and clinical collaboration agreement with Beam Therapeutics Inc., or Beam, to evaluate the potential utility of
MGTA-117
for conditioning of patients with sickle cell disease and beta-thalassemia receiving Beam’s base editing therapies.
MGTA-456
Updates
On June 11, 2020, we announced that we would discontinue enrollment in our Phase 2 trial in inherited metabolic diseases. This decision was the result of several factors, including enrollment challenges common to rare disease populations, which were heightened as a result of the
COVID-19
pandemic; a growing understanding in the transplant field of the current challenges of allogeneic stem cell transplant in patients with non-malignant
diseases, including inherited metabolic diseases; and feedback from the FDA on endpoints and clinical trial design for registration.
Enrollment in our Phase 2 investigator-initiated trial in patients with blood cancers has been completed. We plan to use these data, when available, to inform a decision regarding future program development in blood cancers.

CD45-ADC
Updates
We have identified a lead antibody for this program, and IND enabling work on
CD45-ADC
is progressing in 2020.
Impact of the
COVID-19
Pandemic
On March 11, 2020, the World Health Organization, or WHO, declared
COVID-19
a global pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to
COVID-19.
The U.S. federal government subsequently issued initial
15-day
social distancing guidelines which were in effect through April 30, 2020 as a measure to reduce the escalation of the spread of
COVID-19
in the U.S. More than 40 states and certain U.S. territories, including the Commonwealth of Massachusetts where our operations are located, followed suit and instituted quarantines, restrictions on travel, “stay at home” rules, restrictions on types of businesses that may continue to operate and restrictions on the types of construction projects that may continue. As a result, the
COVID-19
pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.
We have been carefully monitoring the
COVID-19
pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of
COVID-19
in the Cambridge community. We have established a work-from-home policy for all employees, other than those who are performing or supporting business-critical research and development operations, such as certain members of our laboratory and facilities staff. For those employees, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the
COVID-19
pandemic. We have also maintained efficient communication with our partners and clinical sites as the
COVID-19
situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs.
The future impact of the
COVID-19
pandemic on our industry, the healthcare system and our current and future operations and financial condition will, however, depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, as well as the effect of any relaxation of current restrictions within the Cambridge community or regions in which our partners and clinical sites are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of
COVID-19
on our business, results of operations and financial condition.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form
10-K
for the year ended December 31, 2019, on file with the SEC, the following involve the most judgment and complexity:

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
Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	12,610	13,433	(823)
General and administrative	7,402	5,905	1,497

Total operating expenses	20,012	19,338	674

Loss from operations	(20,012)	(19,338)	(674)
Interest and other income, net	933	1,630	(697)

Net loss	$(19,079)	$(17,708)	$(1,371)

Research and Development Expenses

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$4,150	$3,344	$806
Mobilization	726	1,623	(897)
Cell Therapy	1,799	1,635	164
Post-Transplant Complications	9	326	(317)
Unallocated expenses:
Personnel related (including stock-based compensation)	3,244	3,385	(141)
Consultant (including stock-based compensation)	306	645	(339)
Facility related and other	2,376	2,475	(99)

Total research and development expenses	$12,610	$13,433	$(823)

Expenses related to our conditioning program increased primarily due to higher preclinical costs for manufacturing to support our IND enabling studies and future clinical trials. The decrease in expenses related to our mobilization program was primarily due to a decrease in clinical trial costs for our
MGTA-145
Phase 1 clinical trials which were completed in the first quarter of 2020.
The decrease in consultant costs was primarily due to a decrease in stock-based compensation. Consultant costs for the three months ended June 30, 2020 and 2019 included stock-based compensation expense of $0.1 million and $0.4 million, respectively.
General and Administrative Expenses

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$3,724	$2,882	$842
Professional and consultant	2,042	1,633	409
Facility related and other	1,636	1,390	246

Total general and administrative expenses	$7,402	$5,905	$1,497

The increase in personnel related costs was due primarily to an increase in headcount and stock-based compensation expenses. Personnel related costs for the three months ended June 30, 2020 and 2019 included stock-based compensation expense of $1.7 million and $1.3 million, respectively. The increase in professional and consultant costs was primarily due to patent costs, partially offset by a decrease in costs incurred in prior year for pre-commercialization
activities.
Interest and Other Income, Net
The decrease in interest and other income, net was primarily due to a decrease in interest income of $0.7 million resulting from lower invested balances.

Comparison of the Six Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	26,573	23,970	2,603
General and administrative	14,683	11,718	2,965

Total operating expenses	41,256	35,688	5,568

Loss from operations	(41,256)	(35,688)	(5,568)
Interest and other income, net	2,166	3,146	(980)

Net loss	$(39,090)	$(32,542)	$(6,548)

Research and Development Expenses

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$7,908	$5,360	$2,548
Mobilization	2,020	2,421	(401)
Cell Therapy	3,599	2,902	697
Post-Transplant Complications	42	501	(459)
Unallocated expenses:
Personnel related (including stock-based compensation)	7,416	6,652	764
Consultant (including stock-based compensation)	640	1,203	(563)
Facility related and other	4,948	4,931	17

Total research and development expenses	$26,573	$23,970	$2,603

Expenses related to our conditioning program increased primarily due to higher preclinical costs for manufacturing to support our IND enabling studies and future clinical trials. Expenses related to our cell therapy program increased primarily due to manufacturing process development, partially offset by lower manufacturing costs to support the investigator-initiated Phase 2 clinical trial of MGTA-456 in
patients with blood cancers, which was completed in the second quarter of 2020.
The increase in personnel related costs included in unallocated expenses was due primarily to an increase in headcount in our research and development function. The decrease in consultant costs was primarily due to a decrease in stock-based compensation. Consultant costs for the six months ended June 30, 2020 and 2019 included stock-based compensation expense of $0.3 million and $0.8 million, respectively.
General and Administrative Expenses

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$7,558	$5,869	$1,689
Professional and consultant	3,888	3,161	727
Facility related and other	3,237	2,688	549

Total general and administrative expenses	$14,683	$11,718	$2,965

The increase in personnel related costs was due primarily to an increase in headcount and stock-based compensation expenses. Personnel related costs for the six months ended June 30, 2020 and 2019 included stock-based compensation expense of $3.4 million and $2.6 million, respectively. The increase in professional and consultant costs was primarily due to patent costs.
Interest and Other Income, Net
The decrease in interest and other income, net was primarily due to a decrease in interest income of $1.0 million resulting from lower invested balances.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. In June 2018, we completed the IPO of our common stock, pursuant to which we issued and sold 6,666,667 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $89.9 million after deducting underwriting discounts and commissions and other offering expenses. In May 2019, we issued and sold 4,887,500 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on
public offering at a public offering price of $13.25 per share, resulting in net proceeds of $60.3 million after underwriting discounts and commissions and other offering expenses. In June 2020, we issued and sold 8,625,000 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on
public offering at a public offering price of $8.00 per share, resulting in net proceeds of $64.6 million after underwriting discounts and commission and other offering expenses.
On August 8, 2019, we filed a shelf registration statement on Form
S-3,
or Shelf, with the Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of our common stock from time to time in
“at-the-market”
offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on August 19, 2019. As of June 30, 2020, no sales have been made pursuant to the ATM Program.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(35,862)	$(29,969)
Cash provided by (used in) investing activities	40,359	(56,553)
Cash provided by financing activities	66,719	61,288

Net increase (decrease) in cash, cash equivalents and restricted cash	$71,216	$(25,234)

Operating Activities
During the six months ended June 30, 2020, operating activities used $35.9 million of cash, primarily resulting from our net loss of $39.1 million and net cash used by changes in our operating assets and liabilities of $3.1 million, partially offset by non-cash
charges of $6.3 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted of a decrease of $4.0 million in accounts payable and accrued expenses and other current liabilities, partially offset by a decrease of $0.7 million in prepaid expenses and other current assets and an increase of $0.2 million in long-term deferred rent.
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

Investing Activities
During the six months ended June 30, 2020, net cash provided by investing activities was primarily attributable to net maturities of marketable securities of $40.5 million.
During the six months ended June 30, 2019, net cash used in investing activities was primarily attributable to net purchases of marketable securities of $54.2 million and purchases of property and equipment of $2.4 million, consisting primarily of lab equipment and leasehold improvements.
Financing Activities
During the six months ended June 30, 2020, net cash provided by financing activities was $66.7 million, consisting of proceeds from our follow-on
public offering, net of underwriting discounts and commissions, of $64.9 million and proceeds from the exercise of stock options of $1.8 million.
During the six months ended June 30, 2019, net cash provided by financing activities was $61.3 million, consisting of proceeds from our follow-on
public offering, net of underwriting discounts and commissions, of $60.9 million and proceeds from the exercise of stock options of $0.9 million, partially offset by $0.4 million of payments of offering costs.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•
the initiation, progress, timing, costs and results of current and future preclinical studies and clinical trials for our product candidates, including the continuing impact of the
COVID-19
pandemic on our operations;

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

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $176.5 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, including sales under our ATM Program, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.
Contractual Obligations and Commitments
During the three months ended June 30, 2020, there were no material changes to our contractual obligations and commitments described in our Annual Report on Form
10-K
for the year ended December 31, 2019, as filed with the SEC.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Our cash, cash equivalents, and marketable securities as of June 30, 2020 consisted of cash, money market funds and U.S. government securities. We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with, and may continue to contract with, foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2020 and 2019.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Operating and Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
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
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Widespread outbreak of illness or other communicable diseases, health epidemics, or any other public health crisis could adversely affect our ongoing or planned research and development activities. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the U.S. To date, the
COVID-19
pandemic has caused widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “stay at home” rules, restrictions on types of business that may continue to operate and restrictions on the types of construction projects that may continue.
The extent to which the
COVID-19
pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, as well as the effect of any relaxation of current restrictions within the Cambridge community or regions in which our partners and clinical sites are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the
COVID-19
pandemic. Nevertheless, the
COVID-19
pandemic has affected, and may continue to adversely affect, our business, financial condition and results of operations, and it has had, and may continue to have, the effect of heightening many of the risks described in this Quarterly Report on Form
10-Q,
including but not limited to, the following:

•
The
COVID-19
pandemic has had, and will likely continue to have, an adverse impact on various aspects of our ongoing clinical trials, including our investigator-initiated trial, and on pre-clinical
studies and clinical trials, including investigator-initiated trials, that we expected to initiate in 2020. For example, while we still expect to initiate multiple Phase 2 trials for
MGTA-145
during 2020, they may be staggered over the course of the year due to the clinical trial impacts from
COVID-19.
Additionally, based in part on enrollment challenges common to rare disease populations that were exacerbated during the
COVID-19
pandemic, we recently discontinued enrollment in our Phase 2 trial for
MGTA-456
in inherited metabolic disorders.

•
Other potential impacts of the
COVID-19
pandemic on our various clinical trials include impacts on patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites; federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions; the prioritization of healthcare resources toward pandemic efforts, including diminished attention from physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials; and interruption or delays in the operations of the Food and Drug Administration, or FDA, among other reasons related to the
COVID-19
pandemic. If the
COVID-19
pandemic continues, other aspects of our clinical trials will likely be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may choose to, or be required to, pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

•
We currently rely on third parties, including our contract research organizations, or CROs, and our contract manufacturing organizations, or CMOs, and other contractors and consultants to, among other things, conduct our preclinical and clinical trials, manufacture raw materials, manufacture and supply our product candidates, ship investigational drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party is adversely impacted by restrictions resulting from the
COVID-19
pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, which could limit our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

•
We have established a work-from-home policy for all employees, other than those who are performing or supporting business-critical research and development operations or other essential activities that must be completed on-site
and limited the number of staff in any given research and development laboratory. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

•
Our employees and contractors conducting
non-business
critical research and development activities have not been able to, and may not in the future be able to, access our laboratory for an extended period of time as a result of the current work-from-home policy and the possibility that governmental authorities further modify current restrictions. This could delay timely completion of preclinical activities, including completing Investigational New Drug, or
IND-,
enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for our other product candidates.

•
Certain government agencies, such as health regulatory agencies and patent offices, within the U.S. or internationally have experienced, and may continue to experience, disruptions in their operations as a result of the
COVID-19
pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection and other timelines may be materially delayed. It is unknown how long these disruptions could continue. Any elongation or de-prioritization
of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the
COVID-19
pandemic, which would likely result in delays to our ongoing clinical trials.

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
We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of immune reset to more patients and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, we reported net losses of $39.1 million, $76.8 million and $57.5 million, respectively. As of June 30, 2020, we had an accumulated deficit of $218.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash (including the net proceeds from our initial public offering, or IPO, and our follow-on
public offerings in May 2019 and June 2020) to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the U.S., the European Union and certain other markets. As of June 30, 2020, we had approximately $176.5 million in cash, cash equivalents and marketable securities. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, product candidates we may identify for development. We may not generate revenues from product sales for the next several years, if ever. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:

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
We may experience delays in completing our preclinical studies and initiating or completing clinical trials. For example, based in part on enrollment challenges common to rare disease populations that were exacerbated during the
COVID-19
pandemic, we recently discontinued enrollment in our Phase 2 trial for
MGTA-456
in inherited metabolic disorders and our plans to initiate multiple Phase 2 trials for
MGTA-145
may be staggered over the course of 2020. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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
Immune reset can cure patients across multiple diseases, but its use carries with it risks of toxicity, serious adverse events and death. Because many of our therapies are used to prepare or treat patients undergoing immune reset, patients in our clinical trials or patients that use any of our product candidates may be subject to many of the risks that are currently inherent to the immune reset process. In particular, immune reset involves certain known potential post-procedure complications that may manifest several weeks or months after a transplant and which may be more common in certain patient populations. For example, up to 20% of patients with inherited metabolic disorders treated with a transplant experience primary engraftment failure, resulting in severe complications, including death. Another example is autoimmune cytopenia, a known and severe frequent complication of the transplant procedure in patients with non-malignant
diseases such as inherited metabolic diseases, that can result in death. In our Phase 2 trial of
MGTA-456
in patients with inherited metabolic diseases, we have reported that patients treated with
MGTA-456
successfully engrafted and subsequently developed autoimmune cytopenia, which in two cases, resulted in death. Although these autoimmune cytopenias were deemed to be unrelated to
MGTA-456,
if these or other serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any of our product candidates, we may need to limit, delay or abandon our further clinical development of those product candidates, even if such events, effects or characteristics were the result of immune reset or related procedures generally, and not directly or specifically caused or exacerbated by our product candidates. All serious adverse events or unexpected side effects are continually monitored per the clinical trial’s approved protocol. If serious adverse events are determined to be directly or specifically caused or exacerbated by our product candidates, we would follow the trial protocol’s requirements, which call for our data safety monitoring committee to review all available clinical data in making a recommendation regarding the trial’s continuation.
If we are not able to identify a safe and effective dose for any of our antibody drug conjugates, or ADCs, we may need to delay, abandon or limit our development of any potential product candidates.
ADCs utilize toxins to kill cells, and we may not be able to identify a safe and effective dose for some of our potential product candidates. ADCs, including those that have received marketing approval, have dose-dependent safety findings that can include liver toxicity, depending on the target of the ADC and the drug used in the conjugate. In addition, ADCs may have other adverse side effects including fatalities. Although our
CD117-ADC,
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
The FDA granted an RMAT designation for
MGTA-456
in August 2019 and we plan to seek an RMAT designation for our other product candidates if the clinical data support such a designation for one or more product candidates. An RMAT is defined as cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval. An RMAT may be eligible for priority review if it treats a serious condition, and, if approved would provide a significant improvement in the safety or effectiveness of the treatment of the condition. An RMAT may be eligible for accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.
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

Our current product candidates, other than
MGTA-145,
and any future product candidates may not be eligible for Orphan Drug status.
The FDA granted Orphan Drug designation to
MGTA-145
for the mobilization of HSCs to the peripheral blood for collection and subsequent transplant in May 2020 and we plan to seek Orphan Drug designation for our other product candidates if the clinical data support such a designation. The U.S. and Europe may designate drugs for relatively small patient populations as orphan drugs. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an Orphan Drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of seven years in the U.S. This exclusivity, however, could block the approval of our proposed product candidates if a competitor obtains marketing approval before us. However, even if we obtain orphan drug exclusivity for any of our proposed product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product candidates, any orphan drug exclusivity we have will not block the approval of such competitive product.
If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including impacts that have resulted, or may in the future result, from the
COVID-19
pandemic. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

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
In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies, we will be competing with a number of smaller biotechnology companies, which may include among others BioLineRx Ltd. and Jasper Therapeutics, Inc. We are aware that collaborations between smaller companies and larger established companies may compete with our programs. For example, any programs and technologies that develop as a result of Novartis’ collaboration with Intellia Therapeutics, Inc., which includes efforts relating to expansion of HSCs that have been modified using CRISPR/Cas9 technology to express therapeutic proteins and delivered to patients for the treatment or potential treatment of blood disorders or primary immune deficiencies, would likely compete directly with our E478 program.
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

There may be significant delays in obtaining reimbursement for newly approved medicines, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or similar regulatory authorities outside the U.S. Moreover, eligibility for reimbursement does not imply that any medicine will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new medicines, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the medicine and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost medicines and may be incorporated into existing payments for other services. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the U.S. For example, on December 18, 2019, President Trump and the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. The FDA also issued a Draft Guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code for an
FDA-approved
drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. Additionally, on July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of the Department of Health and Human Services to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of the FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center as part of the 340B drug pricing program to purchase those drugs at the discounted price paid by the Federally Qualified Health Center. It is unclear if, when, and to what extent the Executive Orders and the Draft Guidance may be implemented. The regulatory and market implications of the Executive Orders and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved medicines we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize medicines, and our overall financial condition.
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
As of June 30, 2020, we had 72 full time employees. As our development, manufacturing and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
At June 30, 2020, we had $176.5 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
The trading price of our common stock has been, and will likely continue to be, highly volatile. Securities class action or other litigation involving our company or members of our management team could also substantially harm our business, financial condition and results of operations.
The trading price of our common stock may be highly volatile. The stock market in general, and the market for smaller pharmaceutical and biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the purchase price and you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including:

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
Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 62% of our capital stock as of June 30, 2020. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.
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

On December 19, 2018, Court of Chancery of the State of Delaware issued a decision in
Sciabacucchi v. Salzberg
, C.A. No.
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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Initial Public Offering
Not applicable.
(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	—		—	N/A	N/A
May 1, 2020 - May 31, 2020	4,812	(1)	$0.003	N/A	N/A
June 1, 2020 - June 30, 2020	—		—	N/A	N/A

Total	4,812		$0.003

(1)
Represents shares of restricted common stock of Magenta Therapeutics, Inc. repurchased in connection with the termination of a certain employee’s employment with Magenta Therapeutics, Inc. Under the terms of the applicable restricted stock award agreement, such shares were repurchased by Magenta Therapeutics, Inc. at the amount originally paid by such employee for such shares.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated April 2, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101SCH*	Inline XBRL Taxonomy Extension Schema Document.

101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGENTA THERAPEUTICS, INC.

Date: August 6, 2020	By:	/s/ Jason Ryan
Jason Ryan
Chief Operating and Financial Officer (Principal Financial and Accounting Officer)