Form 10-Q
period 2020-09-30
Magenta Therapeutics, Inc.
filed 2020-11-05
CIK 1690585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-38541

Magenta Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-0724163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Technology Square Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
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
of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2020
,
there were 48,304,981 shares of Common Stock, $0.001 par value per share, outstanding.

Magenta Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Magenta Therapeutics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$141,680	$65,071
Marketable securities	20,052	80,658
Prepaid expenses and other current assets	2,535	4,114

Total current assets	164,267	149,843
Restricted cash	1,780	1,780
Property and equipment, net	8,594	9,891

Total assets	$174,641	$161,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,389	$2,812
Accrued expenses and other current liabilities	7,475	11,303

Total current liabilities	9,864	14,115
Deferred rent	6,211	6,206

Total liabilities	16,075	20,321

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 48,325,192 shares and 39,466,254 shares issued and 48,293,469 shares and 39,260,532 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	48	39
Additional paid-in capital	394,742	320,641
Accumulated other comprehensive income	39	8
Accumulated deficit	(236,263)	(179,495)

Total stockholders’ equity	158,566	141,193

Total liabilities and stockholders’ equity	$174,641	$161,514

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	11,786	16,524	38,359	40,494
General and administrative	6,595	6,120	21,278	17,838

Total operating expenses	18,381	22,644	59,637	58,332

Loss from operations	(18,381)	(22,644)	(59,637)	(58,332)
Interest and other income, net	703	1,654	2,869	4,800

Net loss	$(17,678)	$(20,990)	$(56,768)	$(53,532)

Net loss per share, basic and diluted	$(0.37)	$(0.54)	$(1.34)	$(1.47)

Weighted average common shares outstanding, basic and diluted	48,255,353	38,824,209	42,431,874	36,322,804

Comprehensive loss:
Net loss	$(17,678)	$(20,990)	$(56,768)	$(53,532)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(114)	(56)	31	91

Total other comprehensive income (loss)	(114)	(56)	31	91

Total comprehensive loss	$(17,792)	$(21,046)	$(56,737)	$(53,441)

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Three Months Ended September 30, 2020
Balances at June 30, 2020	48,241,212	$48	$392,298	$153	$(218,585)	$173,914
Vesting of restricted stock	36,522	—	—	—	—	—
Issuance of common stock upon exercise of stock options	15,735	—	78	—	—	78
Stock-based compensation expense	—	—	2,366	—	—	2,366
Unrealized losses on marketable securities	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	(17,678)	(17,678)

Balances at September 30, 2020	48,293,469	$48	$394,742	$39	$(236,263)	$158,566

	Three Months Ended September 30, 2019
Balances at June 30, 2019	38,710,858	$39	$314,646	$139	$(135,268)	$179,556
Vesting of restricted stock	197,570	—	—	—	—	—
Issuance of common stock upon exercise of stock options	34,291	—	257	—	—	257
Stock-based compensation expense	—	—	2,762	—	—	2,762
Unrealized losses on marketable securities	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(20,990)	(20,990)

Balances at September 30, 2019	38,942,719	$39	$317,665	$83	$(156,258)	$161,529

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands, except share data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Nine Months Ended September 30, 2020
Balances at December 31, 2019	39,260,532	$39	$320,641	$8	$(179,495)	$141,193
Issuance of common stock upon public offering net of underwriting discounts, commissions and offering costs	8,625,000	9	64,554	—	—	64,563
Vesting of restricted stock	162,195	—	—	—	—	—
Issuance of common stock upon exercise of stock options	240,089	—	1,895	—	—	1,895
Issuance of common stock under Employee Stock Purchase Plan	5,653	—	42	—	—	42
Stock-based compensation expense	—	—	7,610	—	—	7,610
Unrealized gains on marketable securities	—	—	—	31	—	31
Net loss	—	—	—	—	(56,768)	(56,768)

Balances at September 30, 2020	48,293,469	$48	$394,742	$39	$(236,263)	$158,566

	Nine Months Ended September 30, 2019
Balances at December 31, 2018	33,305,033	$33	$248,349	$(8)	$(102,726)	$145,648
Issuance of common stock upon public offering net of underwriting discounts, commissions and offering costs	4,887,500	5	60,271	—	—	60,276
Vesting of restricted stock	592,849	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	157,337	—	1,107	—	—	1,107
Stock-based compensation expense	—	—	7,939	—	—	7,939
Unrealized gains on marketable securities	—	—	—	91	—	91
Net loss	—	—	—	—	(53,532)	(53,532)

Balances at September 30, 2019	38,942,719	$39	$317,665	$83	$(156,258)	$161,529

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(56,768)	$(53,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,610	7,939
Loss on disposal of property and equipment	1	—
Depreciation and amortization expense	1,483	1,358
Net amortization (accretion) of premiums (discounts) on marketable securities	111	(909)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,579	(1,909)
Accounts payable	(423)	(629)
Accrued expenses and other current liabilities	(3,888)	1,377
Deferred rent	5	4,829

Net cash used in operating activities	(50,290)	(41,476)

Cash flows from investing activities:
Purchases of property and equipment	(187)	(2,907)
Purchases of marketable securities	(4,974)	(94,176)
Maturities of marketable securities	65,500	104,338

Net cash provided by investing activities	60,339	7,255

Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	64,860	60,874
Payments of public offering costs	(237)	(598)
Proceeds from exercise of common stock options	1,895	1,107
Proceeds from issuance of common stock under Employee Stock Purchase Plan	42	—

Net cash provided by financing activities	66,560	61,383

Net increase in cash, cash equivalents and restricted cash	76,609	27,162
Cash, cash equivalents and restricted cash at beginning of period	66,851	60,125

Cash, cash equivalents and restricted cash at end of period	$143,460	$87,287

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$60	$—
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
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the continuing impact of the novel coronavirus
(“COVID-19”)
pandemic and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
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
(the “Shelf”) on file with the Securities and Exchange Commission (the “SEC”), which covers the offering, issuance and sale of up to an aggregate of $350.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in
“at-the-market”
offerings under the Shelf (the “ATM Program”). The Shelf was declared effective by the SEC on August 19, 2019. As of September 30, 2020, no sales have been made pursuant to the ATM Program.
The Company has incurred recurring losses since inception, including net losses of $56.8 million and $76.8 million for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. As of September 30, 2020, the Company had an accumulated deficit of $236.3 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.
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
Unaudited Interim Financial Information
The consolidated balance sheet at December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form
10-K,
on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2020 and consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 and consolidated cash flows for the nine months ended September 30, 2020 and 2019 have been made. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020 or any other interim period.
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

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2020 and 2019, the Company’s only element of other comprehensive income (loss) was unrealized gains (losses) on marketable securities.
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
The Company reported a net loss for the three and nine months ended September 30, 2020 and 2019. The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	September 30,
	2020	2019
Stock options to purchase common stock	5,782,911	4,903,047
Unvested restricted common stock and units	251,723	427,857
Shares of common stock issuable under Employee Stock Purchase Plan	8,213	—

	6,042,847	5,330,904

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

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
3. Fair Value of Financial Assets
As of September 30, 2020, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States treasury notes (due within one year)	$20,013	$39	$—	$20,052

Total	$20,013	$39	$—	$20,052

As of December 31, 2019, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States treasury notes (due within one year)	$78,656	$25	$(21)	$78,660
Agency bonds (due within one year)	1,994	4	—	1,998

Total	$80,650	$29	$(21)	$80,658

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$141,632	$—	$—	$141,632
Marketable securities:
United States treasury notes	—	20,052	—	20,052

Total	$141,632	$20,052	$—	$161,684

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$64,796	$—	$—	$64,796
Marketable securities:
United States treasury notes	—	78,660	—	78,660
Agency bonds	—	1,998	—	1,998

Total	$64,796	$80,658	$—	$145,454

During the three and nine months ended September 30, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued external research and development expenses	$2,783	$6,516
Accrued payroll and related expenses	2,992	3,247
Deferred rent, current portion	555	601
Accrued professional fees	810	660
Accrued other	335	279

	$7,475	$11,303

5. Stock-Based Awards
2018 Stock Option and Incentive Plan
The Company grants stock-based awards under the Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). The Company also has outstanding stock options under the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan, as amended (the “2016 Plan”), but is no longer granting awards under the 2016 Plan. As of September 30, 2020, 2,623,984 shares of common stock were available for issuance under the 2018 Plan.
2019 Employee Stock Purchase Plan
The Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) became effective in June 2019. The offering periods begin in December and June of each year. The initial offering period commenced on December 1, 2019 and ended on May 29,

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

2020. The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. During the nine months ended September 30, 2020, 5,653 shares of common stock were purchased under the ESPP at a purchase price per share of $7.51. As of September 30, 2020, 160,872 shares remained available for issuance under the ESPP.
Grant of Stock Options
During the nine months ended September 30, 2020, the Company granted options to certain employees, directors and consultants with service-based vesting conditions for the purchase of 2,084,796 shares of common stock with a weighted average grant date fair value of $7.62 per share.
Grant of Restricted Stock Units
During the nine months ended September 30, 2020, the Company granted 220,000 restricted stock units to certain employees with a weighted average grant date fair value of $6.80 per share calculated using the intrinsic value of the stock on the date of grant. Stock-based compensation expense is being recognized over the requisite service period of three years.
Stock-Based Compensation
Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$878	$1,293	$2,680	$3,817
General and administrative expenses	1,488	1,469	4,930	4,122

	$2,366	$2,762	$7,610	$7,939

As of September 30, 2020, total unrecognized compensation
expense
related to unvested share-based awards was $20.8 million, which is expected to be recognized over a weighted average period of 2.5 years.
6. Commitments and Contingencies
Leases
In May 2018, the Company entered into a sublease for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease was amended effective March 2019 to increase the lease payments over the lease term and to increase the sublandlord-funded tenant improvements. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company is also obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the leased premises. In connection with the sublease, as amended, the sublandlord funded $5.2 million in tenant improvements to the leased facility during 2019. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the consolidated balance sheets at September 30, 2020 and December 31, 2019.
As of September 30, 2020 and December 31, 2019, the Company had long-term deferred rent of $6.2 million for each period related to lease incentives and payment escalations. As of September 30, 2020 and December 31, 2019, the short-term portion of deferred rent of $0.6 million for each period was included in accrued expenses and other current liabilities. The Company recorded rent expense of $1.5 million during each of the three months ended September 30, 2020 and 2019 and $4.6 million during each of the nine months ended September 30, 2020 and 2019.

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of September 30, 2020, the future minimum lease payments due under the noncancelable operating lease is as follows (in thousands):

Remainder of 2020 (three months)	$1,475
2021	6,072
2022	6,375
2023	6,734
2024	7,100
Thereafter	24,899

$52,655

In the fourth quarter of 2018, the Company entered into two
two-year
sub-subleases
of approximately 27,000 square feet of office space in Cambridge, Massachusetts which were both
set to expire in the fourth quarter of 2020. In the third quarter of 2020, the Company amended each of
the
sub-subleases
to extend the
ir
expiration
s
to July 2021 and April 2022, respectively. As of September 30, 2020, the remaining rent payments due to the Company under the amended sub-subleases
was $2.9 million. The Company recorded other income of $0.6 million and $0.7 million, respectively, during the three months ended September 30, 2020 and 2019 and $2.0 million and $2.1 million, respectively, during the nine months ended September 30, 2020 and 2019 related to these sub-subleases.
Collaboration Agreement
In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company may pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. During the three months ended September 30, 2020 and 2019, the Company recorded $0.3 million and $0.5 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support. During the nine months ended September 30, 2020 and 2019, the Company recorded $0.6 million and $0.9 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support.
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
and
 nine months ended September 30, 2020
 and the three months ended September 30, 2019
, the Company did not incur any expense related to the achievement of these milestones. During the nine months ended September 30, 2019, the Company recorded $0.1 million of expense related to the achievement of one of these milestones.
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
and
country-by-country
basis, up to a maximum of 20% on net sales of products licensed under the agreement. As of September 30, 2020, no milestones related to the Novartis License have been met.
The Company has agreements with third parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies, it may be subject to additional fees and milestone payments. During the three and nine months ended September 30, 2020 and 2019, the Company did not exercise its rights to the license of certain developed technologies under these agreements.

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2020.
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

8. Related Parties
National Marrow Donor Program (as successor in interest to Be The Match BioTherapies, LLC)
Effective March 2018, the President of Be The Match BioTherapies, LLC became a member of the Company’s board of directors and subsequently was appointed Chief Executive Officer of the National Marrow Donor Program/Be The Match, or NMDP/Be The Match, organization in June 2020. The Company has collaboration agreements with the National Marrow Donor Program (as successor in interest to Be The Match BioTherapies, LLC) and a research agreement with an affiliated organization, Center for International Blood and Marrow Transplant Research. In addition, in June 2020, the Company entered into a clinical collaboration agreement with NMDP/Be The Match to evaluate the potential utility of
MGTA-145
for mobilizing and collecting hematopoietic stem cells from donors in a single day and then using them for allogeneic transplants in patients. Under the terms of this agreement, the Company shall fund up to fifty percent of NMDP/Be The Match clinical trial costs and provide the trial drugs which will be included in research and development expense.
For the three months ended September 30, 2020 and 2019, the Company recorded expense of
$
0.1 million and less than $0.1 million, respectively, related to these agreements. For the nine months ended September 30, 2020 and 2019, the Company recorded expense of $0.3 million and $0.1 million, respectively, related to these agreements. As of September 30, 2020 and December 31, 2019, amounts on the balance sheet related to these agreements were less than $0.1 million and $0.2 million, respectively, which amounts were included in accounts payable and accrued expenses and other current liabilities and less than $0.1 million as of September 30, 2020 and December 31, 2019, which amounts were included in prepaid expenses and other current assets.

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
Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors including without limitation, risks, uncertainties and assumptions regarding the continuing impact of the novel coronavirus, or
COVID-19, pandemic
on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” in this Quarterly Report on Form
10-Q,
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
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $56.8 million and $76.8 million for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $236.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:

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
As of September 30, 2020, we had cash, cash equivalents and marketable securities of $161.7 million. Based on our updated operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. See “—Liquidity and Capital Resources.”
Recent Developments
Conditioning Updates
MGTA-117
In May 2020, we announced a research and clinical collaboration agreement with AVROBIO, Inc., or AVROBIO, to evaluate the potential utility of
MGTA-117
for conditioning patients before they receive one of AVROBIO’s investigational lentiviral gene therapies.
In June 2020, we announced a
non-exclusive
research and clinical collaboration agreement with Beam Therapeutics Inc., or Beam, to evaluate the potential utility of
MGTA-117
for conditioning of patients with sickle cell disease and beta-thalassemia receiving Beam’s base editing therapies.
CD45-ADC
We have identified a lead antibody for this program, and preclinical work on CD45-ADC is progressing in 2020.
Mobilization Updates
MGTA-145
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
MGTA-145
in 2020.
In May 2020, the FDA’s Office of Orphan Products and Development granted Orphan Drug Designation to
MGTA-145
for the mobilization of HSCs to the peripheral blood for collection and subsequent transplant.
In June 2020, we announced a clinical collaboration agreement with the National Marrow Donor Program/Be The Match, or NMDP/Be The Match, to evaluate the potential utility of
MGTA-145
for mobilizing and collecting HSCs from donors in a single day and then using them for allogeneic transplants in patients.

Cell Therapy Updates
MGTA-456
In June 2020, we announced that we would discontinue enrollment in our Phase 2 trial in inherited metabolic diseases. This decision was the result of several factors, including enrollment challenges common to rare disease populations, which were heightened as a result of the
COVID-19
pandemic; a growing understanding in the transplant field of the current challenges of allogeneic stem cell transplant in patients with non-malignant
diseases, including inherited metabolic diseases; and feedback from the FDA on endpoints and clinical trial design for registration.
Enrollment in our Phase 2 investigator-initiated trial in patients with blood cancers has been completed. We plan to use these data, when available, to inform a decision regarding future program development in blood cancers.
Impact of the
COVID-19
Pandemic
On March 11, 2020, the World Health Organization declared
COVID-19
a global pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to
COVID-19.
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
We have been carefully monitoring the
COVID-19
pandemic and its potential impact on our business and have taken important steps to help ensure the safety of our employees and their families and to reduce the spread of
COVID-19
in the Cambridge community. We have established a work-from-home policy for all employees, other than those who are performing or supporting business-critical research and development operations, such as certain members of our laboratory and facilities staff. For those employees, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the
COVID-19
pandemic. We have also maintained efficient communication with our partners and clinical sites as the
COVID-19
pandemic has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	11,786	16,524	(4,738)
General and administrative	6,595	6,120	475

Total operating expenses	18,381	22,644	(4,263)

Loss from operations	(18,381)	(22,644)	4,263
Interest and other income, net	703	1,654	(951)

Net loss	$(17,678)	$(20,990)	$3,312

Research and Development Expenses

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$3,907	$5,197	$(1,290)
Mobilization	1,029	2,666	(1,637)
Cell Therapy	417	1,468	(1,051)
Post-Transplant Complications	19	145	(126)
Unallocated expenses:
Personnel related (including stock-based compensation)	3,704	3,799	(95)
Consultant (including stock-based compensation)	320	704	(384)
Facility related and other	2,390	2,545	(155)

Total research and development expenses	$11,786	$16,524	$(4,738)

Expenses related to our conditioning program decreased primarily due to the timing of preclinical costs for manufacturing. The decrease in expenses related to our mobilization program was primarily due to a decrease in clinical trial costs for our
MGTA-145
Phase 1 clinical trials which were completed in the first quarter of 2020. Expenses related to our cell therapy program decreased primarily due to lower manufacturing and clinical trial costs following the discontinuance of enrollment in our Phase 2 trial in inherited metabolic diseases in June 2020.
The decrease in consultant costs was primarily due to a decrease in stock-based compensation. Consultant costs for the three months ended September 30, 2020 and 2019 included stock-based compensation expense of $0.1 million and $0.5 million, respectively.
General and Administrative Expenses

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$3,539	$3,052	$487
Professional and consultant	1,524	1,540	(16)
Facility related and other	1,532	1,528	4

Total general and administrative expenses	$6,595	$6,120	$475

The increase in personnel related costs was due primarily to an increase in headcount to support our business.
Interest and Other Income, Net
The decrease in interest and other income, net was primarily due to a decrease in interest income of $0.8 million resulting from lower interest rates on invested balances.
Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	38,359	40,494	(2,135)
General and administrative	21,278	17,838	3,440

Total operating expenses	59,637	58,332	1,305

Loss from operations	(59,637)	(58,332)	(1,305)
Interest and other income, net	2,869	4,800	(1,931)

Net loss	$(56,768)	$(53,532)	$(3,236)

Research and Development Expenses

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$11,815	$10,557	$1,258
Mobilization	3,049	5,087	(2,038)
Cell Therapy	4,016	4,370	(354)
Post-Transplant Complications	61	646	(585)
Unallocated expenses:
Personnel related (including stock-based compensation)	11,120	10,451	669
Consultant (including stock-based compensation)	960	1,907	(947)
Facility related and other	7,338	7,476	(138)

Total research and development expenses	$38,359	$40,494	$(2,135)

Expenses related to our conditioning program increased primarily due to higher preclinical costs for manufacturing to support our
IND-enabling
studies and future clinical trials. The decrease in expenses related to our mobilization program was primarily due to a decrease in clinical trial costs for our
MGTA-145
Phase 1 clinical trials which were completed in the first quarter of 2020. Expenses related to our cell therapy program decreased primarily due to lower manufacturing costs to support the investigator-initiated Phase 2 clinical trial of MGTA-456 in
patients with blood cancers, which was completed in the second quarter of 2020, and the Phase 2 trial in inherited metabolic diseases, which was discontinued in June 2020, partially offset by increased costs related to manufacturing process development.
The decrease in consultant costs was primarily due to a decrease in stock-based compensation. Consultant costs for the nine months ended September 30, 2020 and 2019 included stock-based compensation expense of $0.4 million and $1.3 million, respectively.

General and Administrative Expenses

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$11,097	$8,921	$2,176
Professional and consultant	5,412	4,701	711
Facility related and other	4,769	4,216	553

Total general and administrative expenses	$21,278	$17,838	$3,440

The increase in personnel related costs was due primarily to an increase in headcount to support our business and stock-based compensation expenses. Personnel related costs for the nine months ended September 30, 2020 and 2019 included stock-based compensation expense of $4.9 million and $4.1 million, respectively. The increase in professional and consultant costs was primarily due to patent costs.
Interest and Other Income, Net
The decrease in interest and other income, net was primarily due to a decrease in interest income of $1.8 million resulting from lower interest rates on invested balances.
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
or Shelf, with the Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of our common stock from time to time in
“at-the-market”
offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on August 19, 2019. As of September 30, 2020, no sales have been made pursuant to the ATM Program.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(50,290)	$(41,476)
Cash provided by investing activities	60,339	7,255
Cash provided by financing activities	66,560	61,383

Net increase in cash, cash equivalents and restricted cash	$76,609	$27,162

Operating Activities
During the nine months ended September 30, 2020, operating activities used $50.3 million of cash, primarily resulting from our net loss of $56.8 million and net cash used by changes in our operating assets and liabilities of $2.7 million, partially offset by non-

cash charges of $9.2 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted of a decrease of $4.3 million in accounts payable and accrued expenses and other current liabilities, partially offset by a decrease of $1.6 million in prepaid expenses and other current assets.
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
Investing Activities
During the nine months ended September 30, 2020, net cash provided by investing activities was primarily attributable to net maturities of marketable securities of $60.5 million.
During the nine months ended September 30, 2019, net cash provided by investing activities was primarily attributable to net maturities of marketable securities of $10.2 million, partially offset by purchases of property and equipment of $2.9 million, consisting primarily of lab equipment and leasehold improvements.
Financing Activities
During the nine months ended September 30, 2020, net cash provided by financing activities was $66.6 million, consisting of proceeds from our follow-on
public offering, net of underwriting discounts and commissions, of $64.9 million and proceeds from the exercise of stock options of $1.9 million, partially offset by $0.2 million of payments of offering costs.
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

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $161.7 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.
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
Contractual Obligations and Commitments
During the nine months ended September 30, 2020, there were no material changes to our contractual obligations and commitments described in our Annual Report on Form
10-K
for the year ended December 31, 2019, as filed with the SEC.
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
Our cash, cash equivalents, and marketable securities as of September 30, 2020 consisted of cash, money market funds and U.S. government securities. We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with, and may continue to contract with, foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2020 and 2019.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our President and Chief Executive Officer) and Principal Financial Officer (our Treasurer and Vice President, Finance), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
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
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
pandemic has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies and could seriously harm our development efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.
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
Additionally, based in part on enrollment challenges common to rare disease populations that were exacerbated during the
COVID-19
pandemic, we discontinued enrollment in our Phase 2 trial for
MGTA-456
in inherited metabolic disorders in June 2020.

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
We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of immune reset to more patients and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, we reported net losses of $56.8 million, $76.8 million and $57.5 million, respectively. As of September 30, 2020, we had an accumulated deficit of $236.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash (including the net proceeds from our initial public offering, or IPO, and our follow-on
public offerings in May 2019 and June 2020) to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the U.S., the European Union and certain other markets. As of September 30, 2020, we had approximately $161.7 million in cash, cash equivalents and marketable securities. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
We may experience delays in completing our preclinical studies and initiating or completing clinical trials. For example, based in part on enrollment challenges common to rare disease populations that were exacerbated during the
COVID-19
pandemic, we discontinued enrollment in our Phase 2 trial for
MGTA-456
in inherited metabolic disorders in June 2020 and our plans to initiate multiple Phase 2 trials for
MGTA-145
may be staggered over the course of 2020. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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
affects the way antibody claims are examined and litigated. While we do not believe that any of the patents owned or licensed by us will be found invalid based on these decisions, we cannot predict how future decisions by the courts, the Congress or the USPTO may impact the value of our patents.
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
As of September 30, 2020, we had 70 full time employees. As our development, manufacturing and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
At September 30, 2020, we had $161.7 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. For instance, state anti-kickback and false claims laws may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients. Laws related to insurance fraud may provide claims involving private insurers. State laws may require pharmaceutical or medical device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources. State and local laws may also require the licensure of sales representatives, and require drug or device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information. Further data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the U.S. (such as the European Union, which adopted the GDPR, which became effective in May 2018). Analogous state laws may additionally govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.
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
Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 62% of our capital stock as of September 30, 2020. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities
None.

(b)	Use of Proceeds from Initial Public Offering
Not applicable.

(c)	Issuer Purchases of Equity Securities
None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated April 2, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.1*#	First Amendment to Employment Agreement, executed as of October 14, 2020, by and between the Registrant and John C. Davis, Jr., M.D.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101SCH*	Inline XBRL Taxonomy Extension Schema Document.

101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
**	Furnished herewith.
#	Represents management compensation plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGENTA THERAPEUTICS, INC.

Date: November 5, 2020	By:	/s/ Cindy Driscoll
Cindy Driscoll
Treasurer and Vice President, Finance (Principal Financial and Accounting Officer)