Form 10-K
period 2020-12-31
Magenta Therapeutics, Inc.
filed 2021-03-03
CIK 1690585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held
by non-affiliates of
the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $246.4 million (based on the last reported sale price on the Nasdaq Global Market as of such date). For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by its executive officer and directors; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.
As of January 31, 2021, there were 48,556,135 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form
10-K.

Magenta Therapeutics, Inc.

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

•	the timing and the success of clinical trials of MGTA-145 and any other product candidates;

•	the outcomes of our preclinical studies, including of MGTA-117;

•	our ability to enroll patients in our clinical trials at the pace that we project;

•	whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for MGTA-145 or any other product candidates we may develop;

•	our ability to establish clinical programs moving forward in multiple indications, with a rapidly advancing portfolio and sustainable platform;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	our ability to obtain, including on an expedited basis, and maintain regulatory approval of MGTA-145 or any other product candidates we may develop;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	our expectation that our existing capital resources will be sufficient to enable us to fund our planned development of MGTA-145 and any other product candidates we may identify and pursue;

•	the benefits of the use of MGTA-145 or any other product candidate, if approved;

•	our ability to successfully commercialize MGTA-145 or any other product candidates we may identify and pursue, if approved;

•	our ability to successfully find collaborators for E478 or any of our current and future programs and product candidates;

•	the rate and degree of market acceptance of MGTA-145 or any other product candidates we may identify and pursue;

•	our ability to obtain orphan drug designation for any of our product candidates we may identify and pursue;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•
our ability to manufacture
MGTA-145
or any other product candidate in conformity with the U.S. Food and Drug Administration’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;

•	our ability to successfully build a specialty sales force and commercial infrastructure;

•	our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue and treatment modalities that we develop;

•	our reliance on third parties to conduct our clinical trials;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	our ability to retain and recruit key personnel;

•	our ability to obtain and maintain intellectual property protection for MGTA-145 or any other product candidates we may identify and pursue;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the time during which we will continue to be an emerging growth company or smaller reporting company as defined in federal securities regulations;

•	our financial performance; and

•	developments and projections relating to our competitors or our industry.
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
RISK FACTOR SUMMARY
The risk factors detailed in Item 1A entitled “Risk Factors” in this Annual Report on Form
10-K
are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

•
The novel coronavirus, or
COVID-19,
pandemic has caused, and could continue to cause, severe disruption in the U.S., regional and global economies and could seriously harm our development efforts, increase our costs and expenses and have a material adverse effect on our employees, business, financial condition and results of operations.

•
We are a clinical stage company with a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.

•
We have no products approved for commercial sale and have not generated any revenue from product sales. If we are unable to raise additional capital when needed or on terms acceptable to us, we could be forced to significantly delay, scale back or discontinue our development or commercialization efforts.

•
Although we have initiated and conducted clinical trials for some of our product candidates, including
MGTA-145,
we have not yet demonstrated the ability to successfully advance our clinical trials for our product candidates through the final regulatory processes and obtain marketing approvals for such products. Similarly, we have not yet demonstrated an ability to manufacture a commercial-scale drug product or conduct sales and marketing activities necessary for successful commercialization. If we are unable to obtain regulatory approval for
MGTA-145
or any other product candidates that we may identify or develop, our business will be substantially harmed.

•
The results of earlier studies may not be predictive of future clinical trial results, and we may fail to establish an adequate safety or efficacy profile to conduct advanced clinical trials or obtain regulatory approval for
MGTA-145
or any other product candidates that we may pursue.

•
Stem cell transplant is a high-risk procedure that may result in complications or adverse events for patients in our clinical trials or for patients that use any of our product candidates, if approved. If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any of our product candidates, we may need to limit, delay or abandon our further clinical development of those product candidates, even if such events, effects or characteristics were the result of stem cell transplant or related procedures generally, and not directly or specifically caused or exacerbated by our product candidates.

•	If we are not able to identify a safe and effective dose for any of our antibody-drug conjugates, or ADCs, we may need to delay, abandon or limit our development of any potential product candidates.

•
If we are unable to successfully develop our current programs into a comprehensive portfolio of product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our current and future product candidates.

•
We are developing E478 specifically to partner with gene therapy and genome editing companies, and if we are unable to find willing collaborators, this may adversely affect the development of E478 and our business.

•	The commercial success of any of our product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

•
We face substantial competition, including from companies with greater financial, technical, research, manufacturing, marketing, distribution and other resources than us, which may result in others discovering, developing or commercializing products before or more successfully than we do.

•	We expect to continue to rely on third parties to manufacture our clinical product supplies, and we intend to rely on third parties to produce and process our product candidates, if approved.

•
We have entered into collaborations and may enter into additional collaborations, strategic alliances or additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

•	We are highly dependent on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

•
It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection. If we are unable to obtain and maintain sufficient intellectual property protection for MGTA-145, any of our other current or any future product candidates, or our technologies, we may not be able to compete effectively in our markets; and

•	Our future success depends in part upon our ability to attract and retain highly skilled personnel, including the members of our executive team and key scientific and medical personnel employees.

•	Changes in tax law could adversely affect our business and financial condition.
This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page three.

PART I
Except where the context otherwise requires or where otherwise indicated, the terms “Magenta,” “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to Magenta Therapeutics, Inc. and its consolidated subsidiary.

ITEM 1.	BUSINESS
Overview
Magenta Therapeutics is a clinical-stage biotechnology company developing novel medicines to bring the curative power of stem cell transplants to more patients with blood cancers, genetic diseases and autoimmune diseases.
Magenta’s drug development pipeline includes multiple product candidates designed to improve stem cell transplants. Our lead clinical program is designed to more efficiently and reliably mobilize and collect sufficient functional stem cells for use in stem cell transplantation, a process known as mobilization. We are also developing product candidates that are designed to deplete targeted cells in the bone marrow to make space for the bone marrow to receive newly transplanted stem cells, a process known as conditioning. Our mobilization program is intended to enable rapid, reliable, predictable and safe mobilization and collection of high numbers of functional stem cells for transplant. Magenta’s targeted conditioning programs are intended to enhance the efficacy of and/or reduce the dosing levels, intensity or, in some cases, even the need for chemotoxic agents.
Stem cell transplant is an established and, for certain patients, can be a curative medical procedure that can reset a patient’s blood and immune system after the patient has received treatment for certain blood cancers, genetic diseases or autoimmune diseases. Stem cell transplants involve a three-step process: (i) stem cells are mobilized out of the patient’s or donor’s bone marrow and collected from the blood (or, in rare cases, surgically extracted from their bone marrow); (ii) the patient’s bone marrow is cleared of any remaining stem cells in order to make space to receive new transplanted stem cells; and (iii) the stem cells are transplanted into the patient via infusion where they fasten to, or engraft in, the bone marrow and grow into the blood cells and platelets that form the basis of a reset and rebuilt blood and immune system. All transplants are categorized as either autologous or allogeneic depending on the source of the new stem cells for the transplant. In an autologous transplant, the patient’s own stem cells are used. In an allogeneic transplant, patients receive cells from a stem cell donor.
Stem cell transplant, whether autologous or allogeneic, has broad applicability across disease settings, including blood cancers, gene therapies for genetic diseases and autoimmune diseases. It is the current standard of care for certain blood cancers such as acute myeloid leukemia, or AML, myelodysplastic syndromes, or MDS, multiple myeloma and non-Hodgkin’s
lymphoma. Hematopoietic stem cell, or HSC, -based gene therapies also rely on the same steps of the stem cell transplant process with an additional step where collected stem cells are gene-corrected or modified to address the underlying disease prior to transplant. Such gene therapy approaches that leverage the stem cell transplant procedure are being investigated by numerous companies in a variety of diseases, including sickle cell disease, beta-thalassemia and lysosomal storage disorders. Autoimmune diseases such as multiple sclerosis and systemic sclerosis may also benefit from resetting the immune system through stem cell transplant.
Currently, the number of days required to mobilize and collect a patient’s or donor’s stem cells is a minimum of five days in blood cancer patients and healthy donors and as many as 30 days or more in patients with sickle cell disease. When planning for a patient’s transplant, transplanting physicians cannot reliably predict at the outset how long it will take for patients to mobilize the number of cells required. Many patients require multiple collections, including approximately 40% of blood cancer patients and 75% of sickle cell disease patients. In addition, each day scheduled for attempted mobilization and collection can cause an accumulation of both the direct costs associated with the repeated use of mobilization agents and other healthcare resources, including personnel time, and the indirect costs associated with the need to block time in the limited number of chairs in transplant centers that are used to collect stem cells. Similarly,
HSC-based
gene therapies could benefit from more efficient collection of stem cells which could potentially reduce gene therapy manufacturing timelines and costs. Additionally, there are no approved mobilization options for patients with sickle cell disease and autoimmune diseases, and the off-label
use of currently available medicines is associated with significant safety risks including vaso-occlusive events in sickle cell disease patients.
Magenta is developing
MGTA-145
for stem cell mobilization in a broad range of diseases, for both autologous and allogeneic transplants.
MGTA-145
is Magenta’s biologic stem cell mobilization product candidate designed to address these time and cost inefficiencies while enabling the rapid, reliable, predictable and safe collection of functional blood stem cells for transplant in a single day. In 2020, we completed a Phase 1 clinical trial in healthy volunteers to evaluate the ability of
MGTA-145,
in combination with plerixafor, to mobilize stem cells. Based on the results of the study, we have advanced the program into three ongoing and planned Phase 2 clinical trials, including an autologous transplant trial in multiple myeloma patients; an allogeneic transplant trial with healthy donor cells collected for transplant in patients with acute myeloid leukemia, myelodysplastic syndromes or acute lymphocytic leukemia, or ALL; and lastly, a planned trial in partnership with bluebird bio, Inc. to mobilize and collect the stem cells of sickle cell disease patients.
In addition to the opportunity to address the challenges in mobilization and collection of stem cells, Magenta also seeks to improve patient conditioning prior to transplant. Conditioning is the process by which patients are treated with chemotherapy prior to transplant to ensure that the bone marrow has sufficient space to receive newly transplanted stem cells. Currently, only approximately 50% of eligible patients receive a stem cell transplant, in part because of the risks and toxicities of the chemotherapeutic agents available today. Magenta’s lead conditioning program,
MGTA-117,
is designed to selectively deplete stem cells and reduce the need for high-dose or high-intensity chemotherapeutic agents in oncology applications and potentially eliminate the use of busulfan in gene therapy applications. Our additional research-stage conditioning programs target stem and/or immune cells and are being designed to eliminate toxic chemotherapy conditioning regimens across multiple disease settings. Our C100 program focuses on addressing opportunities in immune reset for autoimmune diseases. Our C300 program is being designed to provide for lymphodepletion prior to cell therapies such as chimeric antigen receptor T cells, or
CAR-T.
Our G100 program is being designed to provide prophylaxis of graft-versus-host disease, a common post-transplant complication following allogeneic stem cell transplant.
Magenta is also evaluating two programs with potential in cell therapy. Each is a small molecule used to manufacture a high number of functional stem cells, from either a donor or gene-modified stem cells from a patient.
MGTA-456
is a cell therapy designed to generate higher cell doses that are well matched to the patient, which has been shown to improve the speed and success of engraftment in stem cell transplant and improve disease outcomes. In June 2020, we announced that we discontinued enrollment in our Phase 2 trial of
MGTA-456
in inherited metabolic diseases. Enrollment in an investigator-initiated trial in patients with blood cancers has been completed, and we plan to use these data, when available, to inform a decision regarding future program development in blood cancers. Our second cell therapy program, E478, is a small molecule aryl hydrocarbon receptor, or AHR, antagonist which uses the same mechanism used to manufacture
MGTA-456
to expand gene-modified HSCs for stem cell-based gene therapy and genome editing.
Magenta intends to become a fully integrated discovery, development and commercial company in the field of stem cell transplant. We are developing our product candidates to be used individually or, in some cases, in combination with each other. As a result, our portfolio could be tailored to the patient’s disease, such that a patient may receive more than one Magenta therapy as part of his or her individual stem cell transplant.
Our goal is to advance our product candidates through regulatory approval and bring them to the commercial market based on the data from our clinical trials and communications with regulatory agencies and payer communities. We expect to continue to advance our portfolio and innovate through our productive research platform.

Stem Cell Transplant: The Process and Current Opportunities
A stem cell transplant procedure involves three main steps: (i) stem cells from the patient’s or donor’s bone marrow are collected; (ii) the patient’s bone marrow is cleared of any remaining stem cells in order to make space to receive new transplanted stem cells; and (iii) the stem cells are transplanted into the patient via infusion where they fasten to, or engraft in, the bone marrow and grow into the blood cells and platelets that form the basis of reset and rebuilt blood and immune systems. All transplants are categorized as either autologous or allogeneic, depending on the source of the new stem cells for the transplant.
In an autologous transplant—used for conditions such as multiple myeloma, non-Hodgkin’s
lymphoma and autoimmune diseases—the patient’s own stem cells are used. In the case of stem cell gene therapy and genome editing, once the cells are collected from the patient, these cells are then modified to either insert a functioning gene into, or correct a defective gene within, the collected stem cells before they are transplanted into the patient via infusion.
In an allogeneic transplant—used for conditions such as acute leukemias and myelodysplastic syndromes—patients receive cells from a stem cell donor. The preferred source of stem cells for an allogeneic transplant is a donor from a biological relative who has a well-matched immune system. For patients without a matched related donor, the second option is a matched unrelated donor identified through a bone marrow donor registry. For patients without a matched related or unrelated donor, other options include mismatched donors, who can either be unrelated or related; however, transplant outcomes are not optimal with these donor types.

Our Strategy
Magenta’s mission and culture are centered around the goal of enabling more patients with severe or life-threatening diseases to have access to the transformative benefit of stem cell transplant. We intend to provide transplant physicians with a tailored, multi-product treatment regimen based on the disease setting and the individual needs of patients. Our strategic priorities are as follows:
Bring the curative power of blood and immune reset through stem cell transplant to all patients who can benefit by advancing an integrated product portfolio
:
We believe we are the only company that is committed to

addressing both mobilization and conditioning opportunities in stem cell transplant and
HSC-based
gene therapies. We are focused on creating a comprehensive portfolio of therapies to optimize the blood and immune reset process. Our initial focus is on blood cancers, genetic diseases and autoimmune diseases, and we also plan to address other diseases for which blood and immune reset could represent a one-time,
curative treatment.
Build on our deep expertise in stem cell biology to lead a new era in blood and immune reset through stem cell transplant
:
We have assembled a group of experts in the fields of stem cell biology, biotherapeutics and transplant medicine. With this team, we plan to convert recent scientific breakthroughs into a pipeline of product candidates for blood and immune reset therapies.
Create a fully integrated patient-focused biotechnology company
:
We are building a fully integrated biotechnology company with end-to-end
capabilities in research, development and commercialization, and we believe the broad and synergistic nature of our portfolio will allow us to address many of the significant limitations of stem cell transplant and transplant-based therapies.
Commercialize our drug products to bring tailored blood and immune reset solutions to patients and physicians
:
Our commercial planning centers around hospital-based prescribers, and this is consistent across all product candidates in our portfolio. Stem cell transplants are performed in approximately 450 accredited medical centers in the U.S. and Europe, with more than half of the U.S. procedures performed at 20% of transplant centers. We have established relationships with key stakeholders within many of these top transplant centers. We believe the synergies among our programs and the well-defined structure of the current stem cell transplant provider network will allow us to commercialize our therapeutics through a focused, targeted commercial and medical affairs organization.
Leverage
MGTA-145
as our most advanced product candidate in the clinic and as a possible first commercial product for our portfolio
:
In addition to the potential to bring meaningful clinical benefit to patients,
MGTA-145
provides strategic value to Magenta by allowing us to accelerate the build-out
of our clinical development infrastructure and footprint and to establish key prescriber relationships that will be important for future commercialization of our products.
Continue to integrate our innovative collaboration with National Marrow Donor Program/Be the Match with our science, medicine and business approaches
:
National Marrow Donor Program (as successor in interest to Be the Match Biotherapies, LLC), or Be the Match, is a leading patient-focused stem cell transplant organization in the U.S. Because of our shared patient focus, we and Be the Match established a broad, first-of-its-kind
collaboration in 2017. This collaboration positions us as a partner with high-priority access to many services that will continue to enable us to establish relationships across transplant centers and with key transplant physicians. Through our partnership, we access clinical strategy support and clinical development operational support, including a cell supply platform which will enable our commercialization efforts across several programs. We also have access to the Be the Match payer and policy group to inform and support our pricing and reimbursement plans across the portfolio. In June 2020, we announced a clinical collaboration agreement with Be the Match, as an extension of our existing strategic partnership, to evaluate the potential utility of
MGTA-145,
in combination with plerixafor, for mobilizing and collecting HSCs from donors more efficiently and then using them for allogeneic transplants in patients.
Strategically collaborate to realize the full potential of our portfolio
:
We own all product rights across our mobilization and conditioning programs, including
MGTA-145
and
MGTA-117.
We will evaluate additional collaborations when available to:

•	maximize the patient impact of our portfolio by finding value-creating partnerships to enable gene and cell therapies, including stem cell-based gene therapies, genome editing and CAR-T therapies;

•	build relationships with partners to access complementary expertise and capabilities to bring our therapies as quickly as possible to all patients who can benefit; and

•	opportunistically bring in preclinical or clinical assets that fit with our integrated portfolio.

Our Pipeline of Stem Cell Transplant Product Candidates
We are developing a portfolio of novel product candidates that we believe have the potential to meaningfully improve stem cell transplant for patients with blood cancers, genetic diseases and autoimmune diseases. Additionally, we believe our product candidates have the potential to allow more patients with debilitating or life-threatening diseases to access a one-time,
transformative blood and immune reset through stem cell transplant with better outcomes and reduced risk of toxicities and mortality. We are developing our product candidates so that they can be used individually or in combination with each other, such that a patient may receive more than one Magenta therapy as part of his or her individual transplant journey. In addition to our first set of clinical product candidates, we are in the process of identifying several other potential candidates from our conditioning research platform.

We are applying our expertise in stem cell biology and biotherapeutics discovery to bring innovative product candidates to the stem cell transplant field through our programs, specifically designed to address each of the key opportunities in the stem cell transplant journey for patients:

•
Stem Cell Mobilization
 & Collection Program
: Our
MGTA-145
program is focused on enabling rapid, reliable, predictable and safe mobilization and collection of high numbers of functional blood stem cells for transplant.

•
Targeted Conditioning Program
: Our
MGTA-117
program is focused on selectively depleting stem cells from patients prior to transplant or
HSC-based
gene therapy to lessen the need for high-dose or high-intensity chemotherapeutic agents or, in the case of gene therapy applications, to potentially eliminate the need for chemotherapeutic agents altogether.

•
Conditioning Research Platform:
Our targeted conditioning research platform is designed to identify future product candidates that selectively deplete stem cells and/or immune cells from a patient prior to transplant or
HSC-based
gene therapy. These programs focus on developing targeted products that remove specific cell types, with an approach that is tailored to the patient’s disease and transplant requirements.

Initial applications of our research-stage programs include immune reset for autoimmune diseases; lymphodepletion prior to cell therapies such as
CAR-T;
and prophylaxis of graft-versus-host disease, or GvHD, a post-transplant complication following allogeneic stem cell transplant.

•
Cell Therapy Programs
: Our
MGTA-456
program is focused on generating higher cell doses that are well matched to the patient, which has been shown to improve the speed and success of engraftment in stem cell transplant and improve disease outcomes. Our E478 program is designed to expand gene-modified HSCs for gene therapy and genome editing.

Stem Cell Mobilization & Collection Program
MGTA-145:
A CXCR2 agonist biologic combined with plerixafor, a CXCR4 antagonist small molecule, as the preferred first-line mobilization regimen for rapid, reliable, predictable and safe mobilization and collection of functional stem cells for use in stem cell transplantation.
Opportunity
Once the patient and physician agree that stem cell transplant is the best treatment option, the source of stem cells must be identified and then the cells are collected. There are three methods of collecting stem cells from either patients or healthy donors for transplant:

•
mobilization into the peripheral blood, which typically requires several days of injections of a drug or combination of drugs to mobilize the cells, or move them from the bone marrow into the bloodstream, where they are then collected through a process called apheresis;

•
extraction from the bone marrow in a process known as bone marrow harvest, which requires a procedure performed under general anesthesia where cells are withdrawn directly from the bone marrow with needle aspirates; or

•	harvesting from umbilical cord blood units, which are stored in cord blood banks.
Successful stem cell transplant requires collection of HSCs in both sufficient number and functionality, whether from the patient or a donor, to allow for robust engraftment and rebuilding of the blood and immune systems. Higher cell doses are associated with better outcomes and are especially important for gene therapy applications, which require processing of the stem cells following collection.
Mobilizing stem cells from the bone marrow to the blood has been shown to be an effective way to collect stem cells for transplant. Approximately 85% of the approximately 90,000 stem cell transplants performed globally each year use mobilized peripheral blood from either donors or patients as a source of stem cells.
The current standard of care for mobilization in most patients and donors is granulocyte colony-stimulating factor, or
G-CSF,
which mobilizes stem cells indirectly, requires repeated daily injections and is associated with significant side effects, including bone pain and, in some cases, splenic rupture and death. The multi-day
regimen requires at least five days of injections of
G-CSF,
and side effects can be disruptive for both patients having their cells collected for autologous transplants and for healthy volunteers donating their cells for allogeneic transplants.
The current unreliable and inefficient mobilization and collection process can also pose a significant logistical burden on transplant and apheresis centers. When planning for a patient’s transplant, transplanting physicians cannot reliably predict at the outset how long it will take to collect the number of cells required. In addition, each day scheduled for attempted mobilization and collection can cause an accumulation of both the direct costs associated with the repeated use of mobilization agents and other healthcare resources, including personnel time, and the indirect costs associated with the need to block time in the limited number of chairs in transplant centers that are used to collect stem cells. It is difficult to predict whether mobilization with
G-CSF
will be successful, especially in heavily treated blood cancer patients. Many patients require multiple collections,

including approximately 40% of blood cancer patients. Additionally, of the biologically unrelated donors identified for patients, approximately half decline to donate, in part due to the lengthy and cumbersome donation process, which reduces the chance for finding a well-matched donor for the patient. Finally, patients with sickle cell disease can have severe side effects with
G-CSF,
including potentially fatal complications, and therefore, this agent is not used in these patients, leaving few mobilization options.
For patients who are unable to mobilize a sufficient number of functional stem cells with
G-CSF,
physicians may then be required to
re-treat
with
G-CSF
and add another drug, known as plerixafor. Plerixafor is a small molecule CXCR4 antagonist that blocks a pathway that otherwise plays an essential role in attracting and retaining HSCs in the bone marrow. It is approved for use in combination with
G-CSF
for patients who fail to achieve sufficient mobilization of stem cells with
G-CSF
alone. It can mobilize stem cells as a single agent but not to sufficient levels to be effective as a standalone agent in most disease settings. However, because plerixafor is the only available mobilization option for sickle cell disease patients who, as stated, cannot use
G-CSF
due to safety concerns, it is used as a single agent in this specific setting. Because of its poor efficacy as a standalone agent and the high number of stem cells required for a transplant, multiple doses of plerixafor and collections are needed in approximately 75% of sickle cell disease patients.

Current state of stem cell mobilization: an unreliable, inefficient, multi-day
process
Our
MGTA-145
Product Candidate
Magenta is developing
MGTA-145
as a new first-line standard of care for stem cell mobilization in a broad range of diseases, for both autologous and allogeneic transplants.
MGTA-145,
a CXCR2 agonist, works in combination with plerixafor, a CXCR4 antagonist, to harness the physiological mechanism of stem cell mobilization.
The goal of
MGTA-145
is to be the preferred first-line mobilization option for all patients and donors through rapid, reliable, predictable and safe mobilization and collection of high numbers of functional stem cells.
In May 2020, we received Orphan Drug Designation from the U.S. Food and Drug Administration, or the FDA, for
MGTA-145
for the mobilization of HSCs to the peripheral blood for collection and subsequent transplant.

Mechanism of action
CXCR2 is a chemokine receptor expressed on the surface of neutrophils. Binding of
MGTA-145
to the receptor results in neutrophil activation. Published data from Magenta founders and scientists show that a key event for mobilization of stem cells is the
MGTA-145-mediated
release of proteases from activated neutrophils, which together with the actions of the CXCR4 antagonist, plerixafor, results in the rapid release of HSCs from the bone marrow into the blood. Blocking CXCR4 using plerixafor and activating neutrophils with
MGTA-145
has been shown to produce an effective and synergistic untethering and release of HSCs from bone marrow into the blood, resulting in rapid, reliable, predictable and safe mobilization of HSCs.

MGTA-145
in combination with plerixafor harnesses the natural mechanism of stem cell mobilization.
Clinical data
We have completed a Phase 1 trial of
MGTA-145
plus plerixafor in healthy subjects. The trial met all primary and secondary endpoints.
The Phase 1 trial was a dose-finding trial to evaluate safety and activity of
MGTA-145
and consisted of four parts:

•	In Part A, healthy volunteers were dosed with MGTA-145 (0.0075 – 0.3 mg/kg) or a placebo.

•	In Part B, subjects received a single dose of MGTA-145 (0.03 – 0.15 mg/kg) or a placebo in combination with a single dose of plerixafor (0.24 mg/kg).

•	In Part C, subjects received MGTA-145 or a placebo plus plerixafor administered on day one and day two.

•	In Part D, subjects received a single dose of MGTA-145 (0.03 or 0.015 mg/kg) plus plerixafor followed by a single apheresis collection of multiple blood volumes.
Clinical endpoints included safety and tolerability, pharmacokinetics, target engagement and pharmacodynamic effects.
Data from the trial presented at the American Society of Hematology, or ASH, in December 2020 showed that
MGTA-145
was safe and well tolerated as a single agent and in combination with plerixafor, and that
MGTA-145
in combination with plerixafor demonstrated rapid,
single-day
mobilization and collection of sufficient numbers of functional stem cells.
MGTA-145
was shown to engage CXCR2 on neutrophils to mobilize CD34+ cells into peripheral blood with limited neutrophil activation, which may minimize risk of vaso-occlusive crises in patients with sickle cell disease.

Six subjects who received a single dose of
MGTA-145
at the 0.03 mg/kg dose level and plerixafor in Part B mobilized a median of 40 CD34+ cells/microliter compared with a median of 26 CD34+ cells/microliter in subjects receiving plerixafor alone. Subjects in Part C demonstrated reliable mobilization of CD34+ cells on day two with peak counts that were comparable to day one mobilization yields, which suggests that two-day
dosing and collection is feasible.
Single-day
dosing and apheresis collection in eight subjects across two dose ranges in Part D yielded a median of four million CD34+ cells/kg. The clinically accepted threshold for a successful transplant is two million cells/kg.

MGTA-145
in combination with plerixafor enables safe,
same-day
dosing, mobilization and collection of sufficient numbers of functional stem cells for transplant.
MGTA-145
in combination with plerixafor mobilized a greater proportion and number (three- to four-fold higher) of CD34+CD90+CD45RA- cells (a cell type enriched for functional stem cells) compared to subjects mobilized with either
G-CSF
or plerixafor alone.

MGTA-145
in combination with plerixafor enables greater collection of HSCs after apheresis in a Phase 1 healthy volunteer study. (
A) CD34+ cell number, (B) CD34+CD90+CD45RA- cell frequency and

(C) CD34+CD90+CD45RA- cell number collected from healthy subjects mobilized with a single dose of
MGTA-145
in combination with plerixafor (n=eight donors), a
five-day
regimen of
G-CSF
(n=three donors) or a single dose of plerixafor (n=six donors). Flow cytometric data shows that a median of 1.4x10
6
(0.50-2.8x10
6
) CD34+CD90+CD45RA- cells/kg were collected from
MGTA-145+plerixafor
mobilized donors, compared to 0.40x10
6
(0.36-0.48x10
6
) for
G-CSF
mobilized subjects (p<0.05) or 0.32x10
6
(0.12-0.67x10
6
) for plerixafor mobilized subjects (p<0.01). Bars represent median, each symbol represents an individual subject. Statistics were calculated by one-way
ANOVA with
post-hoc
Tukey test. Plerixafor control data were first presented at the Transplant and Cellular Therapy, or TCT, annual meeting in February 2021.
Cells collected from four subjects dosed in Part D led to up to
23-fold
higher multilineage engraftment in primary and secondary transplants in the immunodeficient NSG mouse model compared to cells mobilized by either
G-CSF
or plerixafor alone. These data demonstrate rapid and durable multilineage engraftment of
MGTA-145
+ plerixafor mobilized cells relative to other graft sources.

MGTA-145
+ plerixafor CD34+ cells from Phase 1 healthy volunteer study show higher multilineage engraftment compared to
G-CSF
and plerixafor mobilized CD34+ cells.
(A) CD34+ cells collected from healthy subjects mobilized with a single injection of
MGTA-145
+ plerixafor, five daily injections of
G-CSF,
or a single injection of plerixafor
(n=3-4
donors) were transplanted into sublethally irradiated (200 cGy) NSG mice at limit dilution (3 cell doses). Engraftment of human CD45+ (hCD45+) cells in peripheral blood was measured at week 16 post-transplant by flow cytometry and SCID-repopulating cell (SRC) number was determined by ELDA in primary (B) and secondary (C) recipients. Data represent
7-8
mice per cell dose and are expressed as SRC number per 1x10
6
cells +/- 95% CI.

Cells collected from healthy subjects mobilized with a single dose of
MGTA-145
in combination with plerixafor in Part D were capable of efficient gene-modification and engraftment in a pre-clinical
NSG mouse transplant study. Knockout of
beta-2
microglobulin by CRISPR-Cas9 led to approximately 90% editing in vitro
of CD34+CD90+CD45RA- cells and these cells engrafted in NSG mice, with maintenance of high levels of editing.

MGTA-145
+ plerixafor CD34+ cells from Phase 1 healthy volunteer study can be efficiently gene modified and engraft in NSG mice.
(A) CD34+ cells collected from healthy donors mobilized with a single injection of
MGTA-145
in combination with plerixafor were gene-modified with CRISPR/Cas9 to knockout beta-2
microglobulin. (B) Edited cells (electroporated in the presence of guide RNA and Cas9) were compared to mock edited cells (electroporated in the absence of guide RNA and Cas9) and CD34+CD90+CD45RA- cell number and editing rates were measured by flow cytometry (n=2). (C) Mock edited or edited cells were transplanted into sublethally irradiated (200 cGy) NSG mice and engraftment of human CD45+ (hCD45+) cells and editing rates were measured at week 16 post-transplant in the peripheral blood by flow cytometry
(n=7-8
mice).
MGTA-145
+ plerixafor mobilized grafts resulted in significantly less GvHD than
G-CSF
(p<0.01) or plerixafor (p<0.001) grafts
(n=3-6
donors/source) in a xenogeneic mouse model.

MGTA-145
+ plerixafor grafts from Phase 1 healthy volunteer study are immunosuppressive in a xenograft mouse model
. (A) 6x10
6
peripheral blood mononuclear cells, or PBMCs, collected from healthy subjects mobilized with a single injection of
MGTA-145
in combination with plerixafor, five daily injections of
G-CSF,
or a single injection of plerixafor
(n=3-6
donors) were transplanted into sublethally irradiated (200 cGy) NSG mice at limit dilution
(n=6-8
mice/donor). Graft sources were compared to unmobilized whole blood controls. (B) Kaplan-Meier survival curve of transplanted NSG mice. Pooled data from individual donors and mice show significantly enhanced survival after transplant with
MGTA-145
in combination with plerixafor. Statistics were determined by a log-rank
test.
Pre-clinical
data presented at ASH in December 2020 showed that
MGTA-145
plus plerixafor could be an efficient, single-dose mobilization regimen for in vivo
HSC gene therapy.
MGTA-145,
when administered with plerixafor to wild-type mice or a mouse model of thalassemia, led to robust HSC mobilization, with no significant elevation of cytokines and significantly less leukocytosis than that observed following a five-day
mobilization regimen with
G-CSF
plus plerixafor.
MGTA-145
plus plerixafor mobilized cells were capable of efficient
in vivo
transduction using a helper dependent adenovirus (HDAd5/35++)-based vector platform. After in vivo selection, stable long-term, multilineage engraftment of gene-modified cells was observed in primary and secondary recipients (>90% gene marking). In a mouse disease model for thalassemia, phenotypic disease correction was observed after
MGTA-145
plus plerixafor mobilization and
in vivo
transduction.

MGTA-145
+ plerixafor can mobilize HSCs in mice prior to
in vivo
gene therapy
. CD46-transgenic animals were mobilized with
G-CSF
+ plerixafor (5 days) or
MGTA-145
+ plerixafor (single dose) and then injected one hour later with an integrating HDAd5/35++ mgmt./GFP vector, GFP marking was measured at the various time points after transduction. Arrows indicate timing and dose of the in vivo
selection agent, O
6
BG/BCNU. By week 12 post-transduction, >90% of PBMCs expressed GFP. No significant differences in gene marking were observed with the different selection agents.
Clinical development plan
We plan to develop
MGTA-145
as a first-line therapy for stem cell mobilization in a broad range of diseases, for both autologous and allogeneic transplants. We have announced three ongoing and planned Phase 2 clinical trials to evaluate the potential utility of
MGTA-145,
in combination with plerixafor, for the mobilization and collection of stem cells in multiple autologous and allogeneic transplant settings:

•
Autologous Stem Cell Transplant of Multiple Myeloma Patients.
In December 2020, we announced the commencement of an investigator-initiated Phase 2 trial of
MGTA-145,
in combination with plerixafor, to mobilize and collect stem cells for autologous stem cell transplantation in multiple myeloma patients at Stanford University. This trial continues to enroll patients. We expect that this trial will provide data on stem cell mobilization and collection, durability of engraftment in transplanted patients and disease outcomes, including progression-free survival. Initial data from the study are expected in mid-2021.

•
Allogeneic Donor Stem Cell Mobilization and Collection for Stem Cell Transplant in AML, ALL and MDS Patients.
In June 2020, we announced a clinical trial collaboration with Be the Match to evaluate the potential utility of
MGTA-145,
in combination with plerixafor, to mobilize and collect stem cells from allogeneic donors for transplant in patients with acute myeloid leukemia, or AML, acute lymphocytic lymphoma, or ALL, and myelodysplastic syndromes, or MDS. The clinical trial commenced in February 2021 and will evaluate stem cell mobilization, collection, cell quality, engraftment and disease outcomes, including GvHD, which is of particular importance in the allogeneic transplant setting, as patients receive donor cells. Initial data from this clinical trial are expected in the second half of 2021.

•
Sickle Cell Disease – Stem Cell Mobilization and Collection in Patients; Cell Characterization;
Pre-Clinical
Gene Modification Model.
In December 2020, we entered into a Phase 2 clinical collaboration with bluebird bio, Inc. to evaluate the safety and potential utility of
MGTA-145,
in combination with plerixafor, for the mobilization and collection of stem cells in patients with sickle cell disease. Under the agreement, the companies will co-fund
the clinical trial, which is currently expected to initiate in the second half of 2021. Each party will characterize the collected cells and Magenta plans to gene-modify the cells and transplant them into established pre-clinical
models to evaluate engraftment. Data from this clinical trial could provide proof-of-concept
for
MGTA-145,
in combination with plerixafor, as the preferred mobilization regimen for patients with sickle cell disease and, more broadly, across all HSC gene therapy applications.

Targeted Conditioning Program & Conditioning Research Platform
Conditioning: Targeted agents to selectively remove stem and/or immune cells. These product candidates are designed to lessen the need for high-dose or high-intensity chemotherapeutic agents or, in the case of gene therapy applications, potentially eliminate the need for chemotherapeutic agents altogether, and make stem cell transplant more effective.
Opportunity
Once sufficient cells have been mobilized and collected, patients must be prepared, or conditioned, for transplant. This treatment is intended to remove the disease-causing cells and make room for the new stem cells that will rebuild the healthy blood and immune system.
Conditioning for stem cell transplant and gene therapy is currently burdensome and risky for both pediatric and adult patients. The agents used today are non-targeted
and involve high doses of systemic, toxic chemotherapy and/or radiation. Most of these genotoxic chemotherapy agents, including derivatives of mustard gas, were discovered more than 50 years ago and were never intended for stem cell transplant conditioning. The current treatments eradicate the stem cells, immune cells and diseased cells but also indiscriminately damage DNA and kill normal, healthy cells in the body. These conditioning regimens can cause long-term lung injury and liver toxicity, serious infections, organ failure, infertility, secondary cancers and even death. Nearly all transplant patients experience complications as a result of current conditioning treatments, and conditioning toxicity is responsible for up to 35% of mortality following allogeneic transplants.
These severe short- and long-term side effects and the mortality risk of conditioning are significant challenges for patients currently undergoing stem cell transplants and are also among the major barriers preventing stem cell transplants from being performed even more widely to enable more patients to benefit from a potentially curative treatment.
Whenever possible, physicians use the most aggressive conditioning regimens, known as myeloablative conditioning, or MAC, to generate optimal efficacy outcomes for oncology and gene therapy patients. For oncology patients who can tolerate these high-intensity conditioning regimens to prepare them for stem cell transplant, over 50% are alive and without disease relapse, known as relapse-free survival, at five years post-

transplant, an impressive survival rate in these high-risk patient populations. However, approximately 20% of patients receiving MAC regimens die from complications related to the transplant procedure, known as transplant-related mortality, and a significant majority experience serious short- and long-term side effects.
For the many patients that cannot tolerate such intense and toxic regimens due to advanced age or co-morbidities,
such as decreased organ function, recent efforts have focused on reducing chemotherapy doses in regimens known as reduced intensity conditioning, or RIC. While significantly better tolerated, these RIC regimens have significantly poorer disease outcomes at five years post-transplant. Over 50% of patients receiving RIC relapse and only approximately 30% of patients are alive without relapse at five years following stem cell transplant. Therefore, physicians and patients must currently choose between either the superior long-term efficacy of MAC or the improved safety and tolerability of RIC.
Emerging clinical data have also shown that autoimmune disease can be cured with an immune system reset through autologous stem cell transplant, with recent data in multiple sclerosis and scleroderma. When compared to the standard of care in relapsing remitting multiple sclerosis, clinical trials have shown that the proportion of patients with clinical benefit at two years appears to be double that of the next best treatment and that transplant prolongs the time to disease progression compared with disease modifying therapies. However, the toxicity of the required conditioning regimens has historically led many physicians to conclude that the risks of transplant in these patient populations outweigh the benefits. The current high-dose chemotherapeutic regimens that are used to condition patients can cause severe cardiac, lung, liver and gastrointestinal toxicities, serious infections, organ failure, infertility, secondary cancers and even death. Currently only approximately 6% of eligible patients with multiple sclerosis and scleroderma receive a stem cell transplant, in part due to these significant risks. Magenta believes we can significantly expand the number of autoimmune patients who can benefit from immune reset with effective and safe targeted conditioning.
Our Conditioning Programs
Our targeted conditioning programs are designed to selectively eliminate stem cells and/or immune cells from a patient prior to transplant or gene therapy, and to be far less toxic than the current radiation and chemotherapy-based treatments. These programs focus on developing targeted products that remove specific cell types, with an approach that is tailored to the patient’s disease and transplant requirements.
We are developing a suite of novel ADCs for conditioning, a step in the transplant process that currently relies on the use of systemic chemotherapy agents and radiation. We are seeking to replace these toxic, non-targeted
conditioning agents with targeted ADCs. While ADCs are an established treatment for certain cancers, we believe this is the first time that ADC technology has been harnessed for transplant medicine. These programs have the potential to extend the curative power of blood and immune reset to all of the currently eligible patients, and also to expand the number of patients who are considered eligible. Additional eligible patients would include more patients with autoimmune diseases, such as multiple sclerosis and systemic sclerosis, where the current risk-benefit tradeoff of transplant is not considered favorable for many patients due to the toxicity of the existing conditioning regimens.

ADCs are a technology developed over the past 20 years where a monoclonal antibody specific for a cell surface protein is coupled to a drug via a molecule known as a linker. The ADC binds the receptor on the target cell, is internalized and degraded to release the drug into the target cell. Coupling the drug to the antibody increases the specificity of drug delivery to the target cell, reducing systemic exposure and increasing the safety and efficacy compared to delivering the drug alone or the antibody without the drug attached. Today, most ADCs are directed toward treating cancer cells expressing specific target receptors enriched on tumor cells. Our programs build on this clinically validated modality and adapt it for preparing patients for blood and immune reset through stem cell transplant.

Targeted conditioning with ADCs is more specific compared to traditional conditioning.
Traditional conditioning is performed with total body irradiation and chemotherapy which eliminates all HSCs and nonspecifically damages other organs. Targeted conditioning with an ADC specifically eliminates the disease-causing cells while avoiding systemic side effects.
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

•
Third, the antibody clearance from the body needs to be accelerated so that it is eliminated by the time the transplanted cells are infused into the patient, typically within a week of starting conditioning. This requirement stems from the fact that the target receptor is expressed on cells present in the patient but also on the similar cell types in the transplanted cells.

•	Finally, the drug must be able to remove non-dividing cells, as most HSCs and immune cells are not actively dividing. The ADC linker must be chosen to minimize damage to non-target cells.
We are addressing each of these requirements through careful selection of the appropriate target receptor as well as antibody properties, including binding site, affinity, half-life and linker-drug.
Our targeted conditioning programs include both our ADC programs and earlier-stage research programs that leverage alternate modalities for targeted cell depletion. This is achieved by tuning the antibodies to specific cellular markers or receptors that are expressed on the particular cell types. These drugs are designed to specifically remove only the cell types required for a successful transplant, with an approach that is tailored to the patient’s disease and transplant requirements:

•	MGTA-117: targets HSCs and genetically mutated stem cells that cause acute myeloid leukemia and myelodysplastic syndromes.

•	C100: targets HSCs and immune cells. Our lead target under the C100 program is CD45 and our lead product candidate is referred to as CD45-ADC.

•	C300: targets only immune cells.

•	G100: targets alloreactive T cells implicated in GvHD.
MGTA-117
product candidate
Our most advanced conditioning product candidate,
MGTA-117,
is designed to specifically remove disease-causing HSCs and genetically mutated cells.
MGTA-117
targets CD117, also known as
c-Kit,
which is highly expressed on HSCs and leukemia cells, making it an ideal target for conditioning across broad sets of diseases. This includes certain blood cancers, hemoglobinopathies (sickle cell disease and beta-thalassemia) and inherited metabolic disorders, with potential applicability in both stem cell transplant and
HSC-based
gene therapies. We have declared a development candidate,
MGTA-117,
which is an anti-CD117 antibody conjugated to an amanitin payload.

Based on: Nobili et.al., Long
non-coding
RNAs in normal and malignant hematopoiesis. Oncotarget (2016).
Our anti-human CD117 amanitin ADC has been shown in preclinical studies to deplete HSCs and leukemia cells, therefore we hypothesize it will improve conditioning in patients with acute myeloid leukemia and myelodysplastic syndromes where stem cell transplant is already the standard of care. We believe that
MGTA-117,
in combination with reduced-intensity conditioning, has the potential to demonstrate clinical outcomes that preserve the safety and tolerability of RIC while achieving the efficacy of MAC. Likewise, gene therapy is a promising approach to treat a variety of non-malignant
diseases, including inherited metabolic disorders, sickle cell disease and beta-thalassemia, but the risks and toxicity associated with current chemotherapy-based conditioning approaches may limit the utility of this approach. Through its targeted approach,
MGTA-117
has the potential to provide a safe and effective approach to preparing patients for stem cell transplant or
HSC-based
gene therapy.

Preclinical data
Our experiments have validated the concept of using an ADC targeting CD117 in animal models of conditioning and transplant. We found that a single dose of an experimental anti-murine
CD117-ADC
was able to successfully deplete HSCs in immunocompetent mice and allow successful transplant. We then showed in humanized mice that a single dose of an anti-human CD117 amanitin ADC was able to remove CD34+ HSCs from the bone marrow. In contrast, treatment with an unconjugated CD117 antibody did not have a significant impact on HSCs.

The anti-human CD117 amanitin ADC selectively depletes CD34+ human stem and progenitor cells in humanized NSG mice.
The depletion is on target and payload dependent as the naked antibody (Anti-CD117) has no effect. CD117 amanitin ADC or controls were dosed on day 0. Bone marrow was collected on day 21 and analyzed by flow cytometry. The number of CD34+ cells remaining in the bone marrow of CD117 amanitin ADC or control treated mice 21 days after a single administration is shown. * denotes p value < 0.05 vs PBS group.
We subsequently partnered with the National Institutes of Health, or NIH, to investigate an experimental non-amanitin
CD117-ADC
in a
non-human
primate transplant study using HSCs modified with a lentiviral vector encoding the beta-globin gene, the gene that causes sickle cell disease and beta-thalassemia. Results from the study were presented by Dr. John Tisdale of the NIH at the ASH annual meeting in December 2019.

The experimental
CD117-ADC
was engineered to have a fast half-life to clear the body quickly, and it enabled transplant of gene-modified HSCs within days of dosing in non-human
primates.

The experimental
CD117-ADC
is a full length human IgG1 that has been engineered to have fast clearance and allows for safe graft infusion within five days after dosing.
The engineered half-life experimental
CD117-ADC
demonstrates rapid clearance (10 hour half-life) in
non-human
primates with a half-life suitable for transplant (n=3/group). The wild type CD117 antibody half-life is approximately three days. The experimental
CD117-ADC
drops below limit of detection for the assay after 48 hours and modeled pharmacokinetics (gray line) predicts the ADC will be below cytotoxic concentrations after five days.
This study showed, for the first time, that a single dose of an experimental
CD117-ADC
selectively depleted HSCs in
non-human
primates, while sparing immune cells, which are important for recovery following transplant
.
The single dose of this experimental
CD117-ADC
in
non-human
primates enabled successful transplant and engraftment of HSCs modified with a lentiviral vector encoding the beta-globin gene.

Experimental
CD117-ADC
enables engraftment of autologous gene-modified HSCs in a
non-human
primate, or NHP, model.
CD34+ cells were harvested from two rhesus NHPs and transduced with lentiviral vector encoding beta-globin. The transduced cells were transplanted into the same animals six days after a single dose of experimental
CD117-ADC.
The neutrophil counts before and after transplantation of the transduced cells are shown for animal #1 (magenta line) and animal #2 (teal line). The animals recovered their neutrophils on day eight (animal #1) and day ten (animal #2).
The vector copy number, or VCN, was stable beyond three months, the longest time point in the study, suggesting that the gene-modified cells persisted in the body. This was comparable to historical data with multiple doses of busulfan conditioning.

The vector copy number (VCN) of the transduced CD34+ cells used for the experimental
CD117-ADC
conditioned animal was lower compared to the VCN of the cells used in the busulfan conditioned animals.
The peripheral granulocyte VCN is stable over time and in the same range as observed with busulfan conditioned animals shown in gray. This indicates the conditioning with experimental
CD117-ADC
is sufficient to enable engraftment of gene modified HSCs.
The experimental CD117 ADC was well tolerated in
non-human
primates with no evidence of the often severe side effects seen with busulfan conditioning, including veno-occlusive disease, weight loss, diarrhea, mucositis, vomiting, pulmonary fibrosis or seizures. No experimental CD117
ADC-related
blood chemistry changes outside normal range were observed.
We believe these
proof-of-concept
studies validate the use of a
CD117-ADC
for targeted stem cell depletion prior to transplant and support its use as a new conditioning agent for gene therapy and stem cell transplant without toxic chemotherapy or radiation.

Anti-tumor activity of CD117 Amanitin ADC
In data presented at the ASH annual meeting in December 2020, we showed that an anti-human CD117 amanitin ADC was effective at killing human acute myeloid leukemia cells growing in vitro
. To extend these data, we also assessed the ability of the CD117 amanitin ADC to reduce tumor burden and result in a survival benefit in mice bearing a human acute myeloid leukemia cell line or patient-derived recurrent/relapsed acute myeloid leukemia that was resistant to multiple lines of therapy, including previous allogeneic transplant. Tumor-bearing mice treated with a single dose of CD117-ADC showed improved survival compared to mice left untreated or those treated with isotype ADC or multiple doses of ARA-C.
Clinical development plans
We currently intend to pursue the development of
MGTA-117
(an amanitin-based ADC) for patients with certain blood cancers, such as acute myeloid leukemia and myelodysplastic syndromes, and for patients with genetic diseases who are eligible for stem cell gene therapy.
We have declared a development candidate, MGTA-117, and have moved it into Investigational New Drug, or IND, -enabling studies. We have recently completed GLP toxicology studies and our GMP manufacturing process, as well as completing our pre-IND communications with the FDA. We expect to file an IND application with the FDA in mid-2021. Upon acceptance of this IND, we plan to initiate a Phase 1/2 clinical trial evaluating MGTA-117 in patients with acute myeloid leukemia and myelodysplastic syndromes to generate initial safety and pharmacokinetic data in the fourth quarter of 2021. These initial data are expected to be directional for our dose escalation plans.
In 2020, we also announced two
non-exclusive
research and clinical collaborations to evaluate the potential utility of
MGTA-117
for conditioning of patients prior to stem cell-based gene therapies:

•
Lysosomal Storage Disorders.
In May 2020, we entered into an agreement with AVROBIO, Inc. to evaluate the potential utility of
MGTA-117
for conditioning of patients receiving one or more of AVROBIO, Inc.’s investigational lentiviral gene therapies.

•
Hemoglobinopathies.
In June 2020, we entered into an agreement with Beam Therapeutics, Inc. to evaluate the potential utility of
MGTA-117
for conditioning of patients with sickle cell disease and beta-thalassemia receiving Beam Therapeutics, Inc.’s base editing gene therapies.

C100 Program
Our second
ADC-based
conditioning program, C100, targets both patient HSCs and disease-causing immune cells. For many stem cell transplant applications, it is important to eliminate both immune cells and HSCs in the patient prior to transplant. This is especially important in the allogeneic setting where host immune cells can elicit an immune-mediated rejection of the incoming foreign stem cells. In addition, immune cell depletion is a key feature of the use of autologous stem cell transplant in patients with severe autoimmune disease. In this case, the goal is to eliminate the disease-causing auto-reactive immune cells that perpetuate the underlying autoimmune disease. Lastly, for cancer patients with tumors expressing CD45, there may also be a direct anti-tumor effect providing additional therapeutic benefit. For these reasons, we are developing product candidates that simultaneously target both HSCs and immune cells.
Our lead target for the C100 program is CD45, an important cell surface molecule broadly expressed throughout the hematopoietic and immune systems. We believe
CD45-ADC
has the potential to significantly increase the number of patients eligible to receive a stem cell transplant, particularly those patients with autoimmune diseases and acute leukemias.

Preclinical data
Mouse Models of Autoimmune Disease
Data presented at the Transplant and Cellular Therapy, or TCT, and the European League Against Rheumatism, or EULAR, annual meetings in 2020 showed that a single dose of
CD45-ADC
removed disease-causing reactive T cells, enabled successful blood and immune reset and rebuild of the immune system and was well tolerated in a reliable murine model of autoimmune disease, proteoglycan-induced arthritis. Further, a single dose of
CD45-ADC
significantly reduced disease incidence and delayed disease onset in this model that has successfully provided preclinical proof of concept for many clinically validated standard-of-care
therapies.

Therapeutic Treatment with
CD45-ADC
Enables Immune Reset via Congenic Bone Marrow Transplant and results in halt of disease progression in a murine model of Rheumatoid Arthritis.
BALB/c mice (CD45.2
+
) were given three immunizations (study day 0, 21, and 42) with recombinant human core G1 aggrecan (60
μ
g in 2 mg DDA) (
A
). Animals were treated on day 11 post the final immunization (study day 53) and conditioned animals were transplanted with Balb/c CD45.1
+
congenic bone marrow 48 hours later. Animals treated with a neutralizing monoclonal antibody to murine TNF
a
received 500
μ
g/mouse IP weekly starting on study day 53. Treatment with 2 mg/kg of
CD45-ADC,
but not
Isotype-ADC,
enabled full congenic donor chimerism in peripheral blood (
B
) at three weeks post-transplant. Representative paws from control and
CD45-ADC
–treated animals are shown in (
C
). Scores for the treatment groups over time are graphed in (
D
).

Mouse Models of Transplant
Data presented at the European Society for Blood and Marrow Transplantation, or EMBT, and ASH annual meetings in 2020 and at the TCT annual meeting in February 2021 showed that a single dose of
CD45-ADC
is fully myeloablative and enables complete chimerism in a full mismatch allogeneic stem cell transplant model without the need for additional conditioning agents.

A single dose of 5 mg/kg
CD45-ADC
is sufficient to enable allogeneic transplant of Balb/c CD45.1 donor cells into C57BL/6 recipients.
(A-D)
C57BL/six mice were conditioned with 5 mg/kg
Isotype-ADC
or
CD45-ADC.
CD45-ADC
enables
≥
95% donor chimerism (A) and peripheral donor engraftment is multilineage through week 20.
(B-D).
Terminal splenic (E) and thymic (F) chimerism in
CD45-ADC
conditioned mice were similar to TBI. *p<0.05 versus TBI; #p<0.05 versus
CD45-ADC;
ANOVA with post hoc Tukey’s multiple comparisons test.

Oncology Model Results
Data presented at the TCT annual meeting in 2020 demonstrated that a single dose administration of a short half-life
CD45-ADC
is well tolerated and is capable of reducing tumor burden by potently targeting leukemia cells in xenograft models. It significantly prolonged the median survival of established cell line and patient derived xenograft models as compared to both untreated controls and a multi-dose regimen of
ARA-C,
a
standard-of-care
chemotherapy.

A single dose of a short half-life
CD45-ADC
increases survival (A)
 and effectively decreases tumor burden (B)
 of human acute myeloid leukemia cells in two patient derived xenograft models compared to vehicle (PBS) or isotype-ADC,
and comparable to a multi-dose regimen of
ARA-C,
a
standard-of-care
chemotherapy.
Treatment began when
2-16%
tumor blasts were detected in the periphery
(n=3-5
mice/group/AML PDX model). Mice were treated with a single intravenous dose of anti-human
CD45-ADC,
isotype-ADC,
or vehicle (PBS).
ARA-C
chemotherapy was administered intravenously once daily for five consecutive days. (A) Survival of CD45+CD117+ PDX AML mice treated with a single intravenous dose of
CD45-ADC
was significantly increased as compared to PBS or
isotype-ADC
controls (B).
CD45-ADC
significantly delayed tumor burden (expressed as %hCD45) in the peripheral blood of treated mice compared to PBS, isotype-ADC
and standard of care controls.
Development plans
We plan to develop
CD45-ADC
for use in patients with autoimmune diseases, such as multiple sclerosis and scleroderma, and patients with leukemias and myelodysplastic syndromes. We have identified a lead antibody and progressed this program into IND enabling studies, which we plan to further advance in 2021.

C300 Program
Our third
ADC-based
conditioning program, C300, targets T cells, a type of immune cell. T cell depletion is currently performed with highly toxic, non-specific
drugs which can lead to immune deficiency, infections and other complications, including secondary autoimmune reactions. We are pursuing targets expressed on the surfaces of T cells with the goal of offering a safer and more optimized targeted conditioning approach through T cell depletion before cell therapy such as
CAR-T
for blood cancers, prevention of stem cell rejection prior to allogeneic stem cell transplant or achievement of immune system reset through autologous stem cell transplant in patients with autoimmune diseases.
G100 Program
We are developing our G100 product candidate as a targeted conditioning agent with the aim of preventing acute GvHD. GvHD is a reaction that commonly develops after an allogeneic stem cell transplant and occurs when the transplanted cells see the recipient’s body as foreign. The grafted cells then attack their new host. It is the result of the donor T cells not matching the recipient’s, and this underscores the importance of matching between the donor and the recipient. If they are not well matched, the donor’s T cells recognize the recipient’s cells as foreign and attack them. Recipients who receive poorly matched stem cells are among those at the highest risk of developing this condition. However, GvHD can occur even with proper matching.
Acute GvHD typically occurs within the first 100 days following transplant and can severely damage the skin, liver and gastrointestinal system. It occurs in approximately 50% of patients receiving an allogenic stem cell transplant, depending on several factors including cell source and conditioning regimen, and accounts for approximately 10% of deaths following an allogeneic transplant. Approximately 40% of all stem cell transplants are allogeneic. Current treatments for acute GvHD prevention include the prophylactic use of immune suppressive agents that prevent T cell activation, such as cyclosporine or tacrolimus along with mycophenolic acid, which inhibits DNA base synthesis which is required by proliferating T cells or steroids.
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
Our G100 product candidate is an ADC designed to selectively eliminate the cells that cause acute GvHD, specifically the alloreactive T cells. This ADC product candidate is intended to be dosed in vivo
at the time of transplant and eliminate the activated alloreactive T cells. By specifically targeting the alloreactive T cells that arise shortly after transplant, this product candidate has the potential to spare the remainder of the immune system to allow immune recovery and protection from opportunistic infections.
Cell Therapy Programs
MGTA-456:
High-dose, well-matched allogeneic investigational stem cell therapy for use in patients with high-risk hematologic malignancies
Opportunity
It is critical that patients receive a sufficiently high dose of well-matched HSCs in a stem cell transplant, as higher cell doses and better matched cells are closely correlated to improved patient outcomes. In allogeneic transplant, up to half of patients will not find a suitable donor within their biological relatives or among registered bone marrow donors. Long search times for unrelated, well-matched donors and their frequent unavailability represent a major challenge, particularly for patients with diseases that can progress rapidly, such as certain inherited metabolic disorders and high-risk acute leukemias. Because of the urgency for these patients to undergo transplant, there is a need for improved options, and the ability to quickly find a well-matched stem cell donor with sufficient volume of cells remains one of the most significant hurdles in achieving successful stem cell transplant.

Cell dose and degree of graft matching are independent risk factors impacting risk of non-relapse
mortality in individuals undergoing cord blood transplant for acute leukemia. Low numbers of CD34+ stem cells can result in prolonged periods of cytopenia and higher risk of graft failure. The availability of
MGTA-456
could reduce the barriers associated with cell dose and poor matching that currently limit the successful use of cord blood in transplant.
MGTA-456
is currently being evaluated in a Phase 2 study in patients with high-risk blood cancers undergoing stem cell transplant. Enrollment is this study has been completed and patients are currently in a follow-up
period.
Our
MGTA-456
product candidate
MGTA-456
is an investigational, novel, proprietary allogeneic stem cell therapy designed to provide a high dose of stem cells that are well matched to the patient. Larger stem cell doses and better matched transplants are both correlated with more successful transplant outcomes, reduced risk of transplant failure and faster time to engraftment and immune recovery.
Clinical data: blood cancers
Data were presented at the TCT annual meeting in February 2021 from 18 patients transplanted in a Phase 1/2 clinical trial in patients with blood cancers. The trial showed that expansion of CD34+CD90+ cells in
MGTA-456
results in rapid and sustained hematopoietic recovery, complete engraftment in all subjects, improved matching in adults weighing >59 kg and reduced incidence of GvHD. In addition, neutrophil recovery occurred in 100% of patients at a median of 17 days versus 23 days in recipients of unmodified cord blood. Similarly, platelet recovery was higher (94% vs. 74%) and faster (median 36 days vs. 59 days) for patients receiving
MGTA-456
versus unmodified cord blood, respectively. Both neutrophil and platelet recovery correlated to dose of CD34+CD90+ cells. With all patients now out beyond day 100, only one patient had grade 3-4
acute GvHD and one had chronic GvHD limited to the oral mucosa (off immunosuppression 15 months after transplant).
Development plan
Previously,
MGTA-456
was evaluated in patients with rare genetic inherited metabolic disorders. In June 2020, we announced that we would discontinue enrollment in our Phase 2 trial of
MGTA-456
in patients with inherited metabolic disorders undergoing stem cell transplant. This decision was the result of several factors, including enrollment challenges common to rare disease populations, which were heightened as a result of the
COVID-19
pandemic; a growing understanding in the transplant field of the current challenges of allogeneic stem cell transplant in patients with non-malignant
diseases, including inherited metabolic diseases; and feedback from the FDA on endpoints and clinical trial design for registration.
We will continue to evaluate the data for
MGTA-456
in blood cancers through the investigator-initiated Phase 2 trial in blood cancers at the University of Minnesota to inform best next steps for the program.
E478: AHR antagonist for expansion of gene-modified stem cells
Opportunity
Stem cell transplant with gene-modified HSCs, which is referred to as stem cell gene therapy or genome editing, is a promising treatment approach for many diseases. However, this approach is significantly limited by (1) the inability to generate a sufficient dose of gene-modified HSCs that retain the ability to durably engraft in patients and (2) the cost and complexity of manufacturing viral vectors for gene modification of cells. These constraints could limit the commercial viability of this approach.
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
Our E478 product candidate
We developed the E478 program in response to an unmet technological need recognized in the field of stem cell gene therapy – the challenge of achieving sufficiently high doses of gene-modified stem cells. E478 is a novel and proprietary small molecule AHR antagonist that was developed to increase the number of gene-modified HSCs ex vivo
for stem cell based-gene therapy. E478 uses the same clinically validated method used to produce
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
Preclinical data
We have shown that E478 can generate higher numbers of long-term engrafting human HSCs compared to other expansion technologies. We have presented in vitro
and
in vivo
data demonstrating successful expansion of gene-modified HSCs from both bone marrow and mobilized blood cell sources with E478 and showed that ex vivo
expansion with E478 leads to higher and durable levels of engraftment in NSG mice compared to conventional culture approaches. Our data demonstrate that HSCs modified via lentiviral transduction, CRISPR/Cas9 and other gene-modifying approaches can be expanded in vitro
by E478 and engraft
in vivo
in NSG mice.

We performed experiments designed to evaluate the ability of E478 to increase HSC numbers for HSC based gene therapy. In these studies, human CD34+ cells isolated from
G-CSF
mobilized peripheral blood were cultured with cytokines in the presence or absence of E478 and transduced with lentiviral vectors expressing a green fluorescent protein to identify cells that were effectively transduced. Inclusion of E478 increased the number of CD34+ cells and significantly improved the level of human cell engraftment in NSG mice while maintaining high levels of transduction. Similar findings were observed using CRISPR-based approaches.
At the American Society of Cell and Gene Therapy annual meeting in May 2020, we presented in vivo
data showing that
ex vivo
expansion with E478 led to significantly higher rate and number of
NSG-engrafting
gene-corrected cells.

E478 increases the dose of gene-corrected
NSG-engrafting
cells.
Mobilized blood CD34+ cells from healthy subjects were
pre-stimulated
in cytokine-containing media followed by electroporation with CRISPR/Cas9 and AAV.GFP donor and expanded post-editing. Four day pre-stimulation
followed by a four day expansion (called a 4+4 culture) compared to a conventional two day pre-stimulation
period followed by a one day expansion (called a 2+1 culture). E478 was added to the 4+4 culture and compared to a conventional 2+1 culture with vehicle control.
(A)
 Engraftment (frequency of human CD45+ cells);
(B)
rate of homology-directed repair, or HDR; and
(C)
 number of engraftable HDR+ cells was measured in the peripheral blood at week 16 post-transplant. Bars represent median and each symbol represents an individual mouse (n=eight). Statistics were determined by a one-tailed
Student’s
t-test.
Development plan
We are developing E478 specifically to partner with gene therapy, genome editing and cell therapy companies. E478 would be integrated into our potential partners’ cell-based products, leading to newly defined cell/gene therapies.
Commercialization Plan
We plan to establish sales, marketing and commercial product distribution capabilities. As our product candidates advance in clinical development, we are building upon our existing relationships with transplant centers and thought leaders, furthering our understanding of the influences on the transplant decision-making process, refining our market research into reimbursement and market access and leveraging our partnership with Be the Match. Transplants are currently conducted in a small number of specialist sites worldwide. There are approximately 180 transplant centers in the U.S. that are accredited through Be the Match, of which 20% collectively account for over 50% of transplant volume. In Europe, approximately 275 transplant centers are accredited through the Joint Accreditation Committee ISCT-Europe-EMBT. All of our product candidates are focused on the transplant physician as the key prescriber and decision maker.
As we advance our development programs, we will evaluate our sales and marketing resource needs and develop plans to build out a dedicated transplant center-focused medical affairs, sales and marketing organization. We intend to leverage any infrastructure developed for our lead product candidate,
MGTA-145,
to support commercialization of any additional product candidates in our portfolio for which we gain approval. In addition, we expect to build upon physicians’ familiarity with
MGTA-145
to accelerate adoption of our other potential products. As additional product candidates advance through our pipeline, our commercial plans may change. In particular, some of our discovery-stage pipeline assets target autoimmune disease indications, which could potentially require additional commercial resources in order to engage with referring physicians outside of transplant centers and clinical trial sites.
Our commercial strategy in the U.S., Europe, and Asia may include the use of strategic partners, distributors, a contract salesforce and/or the establishment of our own commercial structure.
Stem Cell Transplant Commercial Market Opportunity
Stem cell transplant is currently a large commercial market opportunity with approximately 90,000 procedures annually in the U.S., Europe and Asia. This is a significant existing potential market for Magenta medicines. However, this number represents only approximately 50% of the patient population that is eligible for stem cell transplant given the existing barriers and risks that can prevent eligible patients from proceeding to transplant.
At Magenta, we believe our portfolio of product candidates could not only improve upon existing approaches but also extend the curative power of stem cell transplant to more patients. Each of our product candidates is designed to address distinct unmet needs in the stem cell transplant patient journey. By using multiple Magenta products, physicians would be able to tailor the transplant procedure, thereby improving patient outcomes and increasing the potential for every eligible patient to benefit from stem cell transplant.
Across diseases where transplant has been shown to result in improved patient outcomes, only a fraction of eligible patients currently receives a transplant because the current risks and challenges associated with the drug products used to prepare patients often outweigh the potential for a cure. Depending on the disease, the barriers for treatment currently include the risk of morbidity and mortality associated with current conditioning regimens, efficiently obtaining an adequate cell dose to complete the transplant and finding a matched donor. We believe that by removing the major barriers to transplant with Magenta’s programs, we can potentially enable safe and effective stem cell transplant for more of the 175,000 eligible patients worldwide. Further, by optimizing the benefit-risk tradeoff, we believe the eligible patient populations could increase beyond the current numbers.

We have assessed the existing stem cell transplant market and potential eligible patient population on a per-indication
basis to estimate the potential number of patients that could benefit from Magenta’s product candidates.
Blood Cancers:
Stem cell transplant is an existing standard of care for many diseases, however outcomes can be impacted by many factors, including lack of a matched donor or poor mobilization, and a significant number of eligible patients do not receive a transplant because of the toxicity of conditioning:
Our
MGTA-145
product candidate has the potential to address the challenges in mobilizing and collecting stem cells faced by patients and healthy donors for transplant in blood cancer patients. Our conditioning programs, including our
MGTA-117
product candidate, have the potential to provide safer and more effective targeted conditioning for blood cancer patients, particularly allogeneic transplant candidates, who currently weight the tradeoffs of long-term efficacy and toxicity with current conditioning regimens that impact patient outcomes. Pending further development for the
MGTA-456
program informed by ongoing data,
MGTA-456
has the potential to offer allogeneic transplant recipients access to a well-matched cell therapy, with a high stem cell dose and the higher likelihood of durable clinical outcomes.
Multiple myeloma, a cancer arising from plasma cells, is diagnosed in approximately 64,000 patients annually in the major global markets: U.S., Germany, France, U.K., Italy, Spain and Japan. Multiple myeloma represents the second most common blood cancer treated by autologous stem cell transplant. Following diagnosis, patients typically undergo treatment with one or more therapeutic classes which may include chemotherapy, immunotherapy, targeted agents, and/or corticosteroids. After one or more courses of initial treatment, patients may proceed to a stem cell transplant depending on whether they are considered an appropriate candidate depending on several patient- and disease-related factors. Currently, approximately 15,300 multiple myeloma patients receive a stem cell transplant annually in the major global markets.
Non-Hodgkin’s
and Hodgkin’s lymphomas, cancers arising from lymphocytes or white blood cells, are diagnosed in approximately 180,000 patients annually in the major global markets.
Non-Hodgkin’s
lymphoma, or NHL is the most common group of blood cancers, the largest of which is Diffuse Large
B-Cell
Lymphoma, comprising approximately 33% of cases. Both major types of lymphomas can be treated by autologous stem cell transplant. Following diagnosis, patients typically undergo treatment with one or more therapeutic classes which may include chemotherapy, immunotherapy, cell therapy, targeted agents, and/or corticosteroids. After one or more courses of initial treatment, patients may proceed to a stem cell transplant depending on whether they are considered an appropriate candidate depending on several patient- and disease-related factors. Currently, approximately 10,500 lymphoma patients receive a stem cell transplant annually in the major global markets.
Acute myeloid leukemia, or AML, a cancer arising from myeloid cells, an immature white blood cell found in the bone marrow, is diagnosed in approximately 36,000 patients annually in the major global markets: U.S., Germany, France, U.K., Italy, Spain and Japan. Eligibility for a stem cell transplant is determined by several criteria including patient fitness (including age and comorbidities), cytogenetic risk status and response to induction therapy. Approximately 40% of newly diagnosed AML patients become eligible for transplant to achieve a more durable remission based on the criteria outlined. However, the current challenges of stem cell transplant, including highly toxic chemotherapy conditioning regimens, limit transplant to approximately 60% of those patients who are otherwise eligible. Currently, approximately 8,400 patients with AML receive a stem cell transplant annually in the major global markets.
Myelodysplastic syndrome, or MDS, occurs when the blood-forming cells in the bone marrow become abnormal, leading to low numbers of one or more types of blood cells. It is diagnosed in approximately 46,000 patients annually in the major global markets. Approximately 35% of newly diagnosed MDS patients have intermediate- to high-risk disease and one-third
of those are eligible for stem cell transplant based on patient fitness (including age and comorbidities) and blast count. However, the current challenges of stem cell transplant, including highly toxic chemotherapy conditioning regimens, limit transplant to approximately 60% of those

MDS patients who are otherwise eligible. Currently, approximately 2,900 patients with MDS receive a stem cell transplant annually in the major global markets.
Acute lymphocytic leukemia, or ALL, is a cancer that develops from immature white blood cells and is common in children. It is diagnosed in approximately 11,000 patients annually in the major global markets. Currently, approximately 3,800 patients with ALL receive a stem cell transplant annually in the major global markets.
Hematopoietic Stem Cell-Based Gene Therapies:
Stem cell gene therapy is a promising treatment option but is limited by the same conditioning challenges as standard stem cell transplant, as the current standard of care, busulfan, has many risks including long-term infertility and secondary cancers. Additionally, all
HSC-based
gene therapy patients require a high dose of stem cells for gene modification, and sickle cell patients specifically have limited options and experience significant safety risks with current mobilization regimens.
Our
MGTA-145
product candidate has the potential to address patients with sickle cell disease who cannot receive
G-CSF
because of the risk of triggering sickle cell crises, as well as other patients requiring collection of stem cells prior to
HSC-based
gene therapy. Our
MGTA-117
conditioning program has the potential to provide safer, targeted conditioning for patients who are eligible to receive autologous stem cell gene therapies, including but not limited to patients with sickle cell disease, beta thalassemia, and lysosomal storage disorders.
MGTA-117
may also further expand the number of patients who are eligible for these currently investigational gene therapy product candidates. E478 uses the same clinically validated mechanism as
MGTA-456
to generate higher doses of gene-modified stem cells.
Sickle cell disease affects over 100,000 patients in the U.S. and 50,000 patients in Germany, France, U.K., Italy and Spain. Approximately 50,000 of these patients have severe disease (based on annualized sickle cell crises) and are therefore eligible for stem cell transplant or gene therapy.
Beta-thalassemia affects approximately 7,500 patients in the U.S., 7,000 patients in Italy, and 2,600 patients in Germany, France, U.K., Spain and Japan annually. Approximately 70% of these patients, or 12,500 patients, have severe disease, or beta-thalassemia major, and are therefore eligible for stem cell transplant.
Autoimmune Diseases:
emerging data support use of stem cell transplant as a
one-time
therapy, however the high morbidity and mortality associated with current conditioning regimens limit the uptake of transplant as a therapeutic option.
MGTA-145
product candidate has the potential to be the first product specifically indicated for the mobilization of autoimmune disease patients, without the risks associated with
G-CSF.
In addition, our C100 conditioning program has the potential to provide safer, targeted conditioning for autoimmune disease patients eligible to receive autologous transplant. We are developing targeted conditioning approaches to grow the use of transplant in autoimmune disease significantly.
Multiple sclerosis affects over 1 million patients worldwide and approximately 62,000 new patients are diagnosed annually in the major global markets. To assess current eligibility in this population, we focused on the patients with active relapsing-remitting disease and relapsing secondary progressive multiple sclerosis patients who are not adequately treated by current therapies. We believe this population represents more than 6,000 diagnosed severe multiple sclerosis patients annually who are eligible for stem cell transplant under current guidelines. Given stem cell transplant’s proven ability to durably eliminate relapses and disease activity in multiple sclerosis patients, we believe a safe blood and immune reset would be a viable option for those patients with highly active disease beyond what therapeutics can manage. Currently fewer than 10% of eligible multiple sclerosis patients receive a stem cell transplant because the risk of the process outweighs the benefits of a potential cure, and we believe we can significantly expand this number.
Systemic sclerosis, or scleroderma, is a chronic connective tissue disease that is characterized by thickening of the skin. It affects over 245,000 patients and approximately 21,000 new patients are diagnosed annually in the major global markets. Although 35% of scleroderma patients suffer from diffuse cutaneous disease and are therefore eligible for stem cell transplant today, currently fewer than 10% of eligible scleroderma patients receive a stem cell transplant. However, with the recent addition of stem cell transplant into the EULAR treatment guidelines for scleroderma and with the opportunity for a safer transplant procedure, we believe transplant would be a viable option for the severe scleroderma patient population who have no other therapeutic options available.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently depend on third-party contract manufacturing organizations, or CMOs, for all of our requirements of raw materials, drug substance and drug product for our preclinical research and our ongoing clinical trials of
MGTA-145
and
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
We believe the synthesis of the
MGTA-145
drug substance used to manufacture drug product is reliable and reproducible from readily available starting materials, amenable to commercial-scale production, and does not require unusual equipment or handling in the manufacturing process. We have manufactured, and released for early clinical use, drug products which have been manufactured by our CMO to satisfy our immediate and near term clinical and preclinical needs. We expect to refine, scale, and optimize the process, including the final product formulation, for our development and commercial supply needs.
Our external manufacturing strategy enables us to more efficiently direct financial resources to the research, development, and commercialization of product candidates rather than diverting resources to internally develop manufacturing facilities. As our product candidates advance through development and commercialization, we expect to enter into longer-term commercial supply agreements with key suppliers and manufacturers to fulfill and secure the ongoing and planned preclinical, clinical, and, if our product candidates are approved for marketing, commercial supply needs for ourselves and our collaborators.
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
Competition
The biotechnology industry is extremely competitive in the race to develop new products and treatment modalities. While we believe we have significant competitive advantages with our expertise in transplant medicine, preclinical and clinical development expertise, our comprehensive approach to patient care and intellectual property position, we may face competition for our development programs from companies focused on traditional therapeutic modalities, such as small molecules and antibodies, as well as companies developing next-generation cell therapies. Competition is likely to come from multiple sources, including larger pharmaceutical companies, biotechnology companies and academia. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, we will have to compete with new therapies that may become available in the future. We believe we are the only company that is committed to addressing multiple major opportunities in stem cell transplant to revolutionize an entire field of medicine. We are building a comprehensive portfolio of novel therapeutic development programs to address multiple major unmet medical needs inherent to the existing stem cell transplant process, which distinguishes us from our competition.

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
Stem cell transplant is used to treat a range of diseases and indications. We are aware of many companies that are developing therapeutics, including biologics, small molecules and
CAR-T
therapies that are directed to the treatment of blood cancers, genetic diseases and autoimmune diseases that overlap with current stem cell transplant indications. The following competitive overview is focused on companies that are developing technologies to improve the distinct steps of stem cell transplant.
Competitors for our mobilization program include the following:

•	BioLineRx Ltd., which is developing BL-8040, a peptide that functions as a high-affinity antagonist for CXCR4; and

•	Yifan Pharmaceutical Co., Ltd., which is developing YF-H-2015005, a peptide that functions as a high-affinity antagonist for CXCR4.
Competitors for our conditioning programs include the following:
MGTA-117
targeted conditioning program:

•	Jasper Therapeutics, Inc., which is developing an antibody to CD117 that is not conjugated to any toxin; and

•	Gilead Sciences, Inc., which is developing an antibody to CD117 that is not conjugated to any toxin and is used in combination with an antibody to CD47.
C100 program
(CD45-ADC):

•	Actinium Pharmaceuticals, Inc., which is developing an antibody to CD45 that is linked to radioisotope iodine-131; and

•	Molecular Templates Inc., which is developing an antibody to CD45 that is conjugated to engineered Shiga-toxin.
C300 program:

•	Allogene Therapeutics, Inc., which is developing an antibody to CD52 that is not conjugated to any toxin.
G100 program:

•
Incyte Corporation, which has a Janus kinase inhibitor, ruxolitinib, that is approved for the treatment of steroid-refractory acute GvHD, and is developing two Janus kinase inhibitors, ruxolitinib and itacitinib, for the treatment of chronic GvHD;

•	Bristol Myers Squibb Company, which is developing a selective T-cell co-stimulation inhibitor, abatacept, for the prevention of acute GvHD;

•	Sanofi S.A., which is developing an antibody to CD52, alemtuzumab, for the prevention of acute GvHD;

•	Mesoblast Ltd., which is developing a cellular therapy, remestemcel-L, composed of ex vivo -expanded mesenchymal stromal cells, for the treatment of acute GvHD;

•	Abbvie Inc., which has a Bruton’s tyrosine kinase inhibitor, ibrutinib, that is approved for use in steroid-refractory chronic GvHD;

•	Kadmon Holdings, Inc., which is developing a Rho-associated kinase 2 (ROCK2) inhibitor, belumosudil, for the treatment of steroid-refractory chronic GvHD; and

•	Bellicum Pharmaceuticals, Inc., which is developing a cellular therapy composed of genetically modified allogeneic T-cells with the activator agent rimiducid, for the prevention of GvHD.
Competitors for our cell therapy programs include the following:

•	Intellia Therapeutics, Inc., which has exclusively licensed from Novartis the AHR antagonist that we use to manufacture MGTA-456 for expansion of gene-modified HSCs only;

•	Gamida Cell Ltd., which is developing a UCB-derived cell product that uses a small molecule to inhibit differentiation and enhance functionality of ex vivo- expanded HSCs;

•	ExCellThera Inc., which is focused on ex vivo expansion of stem cells using a pyrimidoindole-derivative small molecule; and

•	Angiocrine Bioscience, Inc., which is expanding cord blood and gene-modified HSCs using an endothelial cell feeder layer.
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
Under the NMDP Agreement, we will make quarterly payments to NMDP of $17,500. The term of the NMDP Agreement will continue until December 31, 2021 unless terminated earlier by either party. Either party may terminate the NMDP Agreement in whole or in part (i) for convenience upon 60 days’ notice, (ii) for the other party’s uncured material breach upon ten days’ notice or (iii) upon the other party’s insolvency.
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
In addition, we granted Heidelberg Pharma a worldwide,
non-exclusive
license under all of our patents and
know-how,
and any improvements of the foregoing developed under the Heidelberg Agreement, that are reasonably necessary or useful for Heidelberg Pharma to perform its research activities under the Heidelberg Agreement. In addition, we grant Heidelberg Pharma a worldwide, royalty-free, non-exclusive
license under all joint improvements developed under the Heidelberg Agreement for non-clinical
research purposes only.

Payment terms to Heidelberg Pharma include an upfront technology access fee, research exclusivity fees with respect to the two initial targets, and payments for research support. Heidelberg Pharma is entitled to additional fees of between $50,000 and $1.1 million in the aggregate if we extend the initial research license or if we exercise our research exclusivity options with respect to additional targets. Upon our exercise of an option for an exclusive development and commercialization license, with respect to a target, we are required to make a low single digit million-dollar payment to Heidelberg Pharma for each exercised option. In addition, we may be required to pay development, regulatory and commercial milestones totaling up to approximately $83.5 million per target. We will pay Heidelberg Pharma mid-single
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
Intellectual Property
Overview
We strive to protect the proprietary product candidates and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technologies, diagnostics and other inventions. As of December 31, 2020, our owned patent portfolio is composed of more than 10 issued patents and more than 200 pending patent applications in the U.S. and foreign jurisdictions. In addition, we have licensed more than 200 issued patents and pending patent applications in the U.S. and foreign jurisdictions.
Company-Owned Patent Rights Relating to Our Targeted Conditioning and Post-Transplant Complications Programs
With regard to our targeted conditioning and post-transplant complications programs, our owned patent portfolio includes approximately five issued U.S. patents, approximately four issued foreign patents, and more than 140 pending patent applications in the U.S. and foreign jurisdictions. Our targeted conditioning and post-transplant complications patent portfolio includes, for example, composition of matter and methods of use claims directed to program-specific ADCs and antibodies, as well as claims directed more generally to our targeted conditioning and post-transplant complications programs that provide coverage for multiple programs.
Our CD117 patent portfolio contains patent families that we own covering compositions and methods for the depletion of CD117+ cells and includes patent families that cover the
MGTA-117
composition of matter and methods of use. As of December 31, 2020, our CD117 patent portfolio includes one issued U.S. patent, approximately eight pending U.S. patent applications, two issued Australian patents, more than 40 pending patent applications in foreign jurisdictions, approximately three families of pending U.S. provisional patent applications, and approximately seven pending PCT applications. The issued U.S. patent and the issued Australian patents would be expected to expire in 2037, absent any applicable patent term extensions. Any other patents that issue from the pending patent applications in this portfolio would be expected to expire between 2037 and 2041, absent any applicable patent term extensions.
Company-Owned Patent Rights Relating to Our Mobilization Program
Our MGTA-145
patent portfolio contains patent families directed to methods of mobilizing HSCs. As of December 31, 2020, we owned one issued U.S. patent, approximately three pending U.S. patent applications, more than 15 pending foreign patent applications, and one pending PCT patent application. The issued U.S.

patent would be expected to expire in 2037, absent any applicable patent term extensions. Any other patents that issue from the pending patent applications would be expected to expire between 2037 and 2040, absent any applicable patent term extensions.
Company-Owned Patent Rights Relating to Our Cell Therapy Programs
Our cell therapy patent portfolio contains patent families directed to compositions of matter for AHR antagonists, including E478, methods of using these compounds, and methods of treatment using expanded HSCs. As of December 31, 2020, we owned two issued U.S. patents, approximately five pending U.S. patent applications, more than 30 pending patent applications in foreign jurisdictions, and approximately three pending PCT patent applications. The issued U.S. patents would be expected to expire in 2038, absent any applicable patent term extensions. Any patents that issue from the pending patent applications would be expected to expire between 2038 and 2039, absent any applicable patent term extensions.
In-Licensed
Harvard Portfolio
We have exclusively licensed a patent portfolio from Harvard applicable to our targeted conditioning and mobilization programs that contains patent families directed to compositions and methods for non-myeloablative conditioning,
compositions and methods for mobilizing HSCs, and highly engraftable hematopoietic stem cells and their uses. As of December 31, 2020, this patent portfolio includes two issued U.S. patents, approximately six pending U.S. patent applications, and more than 20 pending patent applications in foreign jurisdictions. The issued U.S. patents would be expected to expire in 2036, absent any applicable patent term extensions. Any patents that issue from the pending patent applications in this patent portfolio would be expected to expire between 2034 and 2037, absent any applicable patent term extensions.
In-Licensed
Heidelberg Portfolio
We have licensed a patent portfolio from Heidelberg Pharma applicable to our targeted conditioning and post-transplant complications programs that contains patent families directed to amatoxin conjugates, methods of treatment, and methods of synthesizing amatoxins. As of December 31, 2020, these families include more than 90 issued patents and pending patent applications in jurisdictions worldwide. The issued patents and any other patents that issue from these families would be expected to expire between 2030 and 2040, absent any applicable patent term extensions.
In-Licensed
Novartis Portfolio
We have licensed a patent family from Novartis applicable to our
MGTA-456
program that is directed to AHR antagonists and their use in the expansion of HSCs. As of December 31, 2020, this family includes two issued U.S. patents, one with method claims covering the use of AHR antagonists in the expansion of HSCs and one with composition of matter claims covering AHR antagonists, two pending U.S. patent applications, and more than 80 issued patents and pending patent applications in jurisdictions worldwide. The issued U.S. patents are expected to expire in 2032 and 2031, respectively, absent any applicable patent term extensions. The issued foreign patents and any patents that may issue from U.S. and foreign pending patent applications in this family would be expected to expire in 2029, absent any applicable patent term extensions.
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

Governmental Regulation
Compliance with various governmental regulations has an impact on our business, including our capital expenditures and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, tax laws and regulations, environmental and health and safety laws and regulations and the regulations that govern our products and drug discovery efforts. Government authorities in the U.S. at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as
MGTA-145
and any other current or future product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.
In addition to the discussion below, see “Item 1A—Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures.
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
MGTA-145
and any other current or future product candidates must be approved by the FDA through either a New Drug Application, or NDA, or a Biologics License Application, or BLA, process before they may be legally marketed in the U.S. The process generally involves the following:

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
The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for
MGTA-145
and any other current or future product candidates will be granted on a timely basis, or at all.
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
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2021, the user fee for an application requiring clinical data, such as an NDA or BLA, is $2,875,842. The sponsor of an approved NDA or BLA is also subject to an annual prescription drug program fee, which for fiscal year 2021 is $336,432. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan
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
Orphan drug designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or 200,000 or more individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making the product available in the U.S. for this type of disease or condition will be recovered from sales of the product.
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
Expedited development and review programs
The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request that the FDA designate the product for fast track status any time before receiving NDA or BLA approval, but ideally no later than the pre-NDA
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
As part of the 21
st
Century Cures Act, Congress amended the FDCA to facilitate an efficient development program for, and expedite review of, RMATs which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. RMATs do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the PHSA and 21 CFR Part 1271. This program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. A drug sponsor may request that the FDA designate a drug as a RMAT concurrently with, or at any time after, submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.
Fast track designation, priority review, accelerated approval, breakthrough therapy designation, and RMAT designation do not change the standards for approval, but may expedite the development or approval process.
Pediatric information
Under the Pediatric Research Equity Act, or PREA, certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FDCA, as amended, requires that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase
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
Other regulatory matters
Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, including the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.
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
State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not pre-empted
by HIPAA, thus complicating compliance efforts. For example, in California, the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. In addition, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information.
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
With the new administration and Congress, there will likely be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of the ACA which may impact reimbursement for drugs and biologics. For example the Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision that decreased, effective January 1, 2019, the tax-based
shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate,” to $0. On December 14, 2018, a U.S. District

Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because the Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held the individual mandate unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. It is unclear what effect this will have on the status of the ACA. Congress may also consider other legislation to repeal or replace certain elements of the ACA. In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, on October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it would discontinue these payments immediately until such appropriations are made. Several state attorneys general filed suit to stop the Trump administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued they were owed to them. On April 27, 2020, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business. In addition, CMS has published a final rule that gives states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group market places, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
U.S. patent term restoration and marketing exclusivity
Depending upon the timing, duration and specifics of FDA approval of
MGTA-145
and any other current or future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half
the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.
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
In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the European Union, and is aimed at harmonizing and streamlining clinical-trial authorization (for example, by providing for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications), simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. The new Clinical Trials Regulation ensures that the rules for conducting clinical trials in the European Union will be identical, as no national implementing legislation in each European Union Member State will be required. It is expected that the new Clinical Trials Regulation will come into effect following confirmation of full functionality of the Clinical Trials Information System, the centralized European Union portal and database for clinical trials foreseen by the new Clinical Trials Regulation, through an independent audit, which is currently anticipated to occur in December 2021.
European Union drug marketing
Much like the Anti-Kickback Statue prohibition in the U.S., the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union and the U.K. The provision of benefits or advantages to induce or reward improper performance generally is governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the U.K. Infringement of these laws could result in substantial fines and imprisonment. European Union Directive 2001/83/EC, which is the European Union Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the U.K. despite its departure from the European Union.
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

European Union drug review and approval
In the European Economic Area, or EEA, which is comprised of the Member States of the European Union (plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations.

•
The Centralized MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Under the Centralized Procedure the maximum timeframe for the evaluation of a Marketing Authorization Application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in other Member States of the EEA through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State of the EEA at the time of application, it can be approved simultaneously in various Member States of the EEA through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States of the EEA in which a MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States of the EEA (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a National MA in all the Member States (i.e., in the RMS and the Concerned Member States).

Under the above described procedures, before granting a MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
Now that the U.K. (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by Centralized MAs (under the Northern Irish Protocol, Centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current Centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of two years from January 1,

2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the U.K. medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the Centralized Procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. The MHRA also has the power to have regard to MAs approved in the Member States of the EEA through Decentralized or Mutual Recognition Procedures with a view to more quickly granting a MA in the U.K. or Great Britain.
European Union market and data exclusivity
In the EEA, innovative medicinal products qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical
and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EAA. During the additional two-year
period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year
period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an marketing authorization application with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
European Union orphan designation and exclusivity
In the EEA, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions and either (i) such condition affects not more than 5 in 10,000 persons in the EEA or (ii) it is unlikely that the development of the medicine would generate sufficient return to justify the necessary investment in its development. In either case, the applicant must also demonstrate that no satisfactory method of diagnosis, prevention or treatment for the condition has been authorized (or, if a method exists, the product would be a significant benefit to those affected compared to the product available).
In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the EEA Members States can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder consents to such revocation; or (iii) the marketing authorization holder cannot supply enough orphan medicinal product. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
From January 1, 2021, a separate process for orphan drug designation will apply in Great Britain. There will be no pre-marketing
authorization orphan designation (as there is in the EEA) and the application for orphan designation will be reviewed by the MHRA, at the time of the marketing authorization application. The criteria are the same as in the EEA, save that they apply to Great Britain only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain).
Brexit and the Regulatory Framework in the U.K.
On June 23, 2016, the electorate in the U.K. voted in favor of leaving the European Union (commonly referred to as Brexit). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The U.K. formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remained applicable to the U.K. and ended on December 31, 2020. Since the regulatory framework for pharmaceutical products in the U.K. covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K., as the U.K. legislation now has the potential to diverge from European Union legislation. It remains to be seen how Brexit will impact regulatory requirements for medicinal products and devices in the U.K. in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow now the transition period is over, which will be updated as the U.K.’s regulatory position on medicinal products and medical devices evolves over time.
European and United Kingdom Data Collection
The collection and use of personal health data in the European Union is governed, as of May 2018, by the General Data Protection Regulation, or GDPR. The GDPR imposes several requirements on companies that process personal data, including requirements relating to the processing of health and other sensitive data, the consent of the individuals to whom the personal data relates, the information provided to the individuals regarding data processing activities, the notification of data processing obligations to the competent national data protection authorities and certain measures to be taken when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area, including to the U.S. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the European Union Member States, may result in fines and other administrative penalties, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules, including as implemented by individual countries. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. In addition, further to the U.K.’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain U.K. specific amendments) into U.K. law (referred to as the U.K. GDPR). The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but aligned to the European Union’s data protection regime.
Non-compliance
with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The U.K., however, is now regarded as a third country under the European Union’s GDPR which means that transfers of personal data from the EEA to the U.K. will be restricted unless an appropriate safeguard, as recognized by the European Union’s GDPR, has been put in place. Although, under the
EU-U.K.
Trade Cooperation Agreement it is lawful to transfer personal data between the U.K. and the EEA for a 6 month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the European Union GDPR, the U.K. GDPR restricts personal data transfers outside the U.K. to countries not regarded by the U.K. as providing adequate protection (this means that personal data transfers from the U.K. to the EEA remain free flowing). Compliance with the GDPR and the U.K. GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future European or U.K. activities.
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

•
The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions are suspended from May 1, 2020 through March 31, 2020 due to the
COVID-19
pandemic.

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

In addition, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket
drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket
pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket
expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration previously released a “Blueprint” to reduce the cost of drugs. HHS has solicited feedback on some measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule that would allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

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
Employees and Human Capital
As of December 31, 2020, we had 69 full-time employees, 28 of our employees have Ph.D. or M.D. degrees and 45 of our employees are engaged in research and development activities.
Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our employees with the common purpose of helping more patients live free from disease. At Magenta, we celebrate our differences and value the power of a diverse array of people who bring all of themselves to their work. We embrace cultural, racial, gender, cognitive, social and professional diversity because we know that the only way we are going to make new cures possible is by working together. We prioritize employee development and seek to align employees’ goals with Magenta’s overall strategic direction. We use our equity incentive plan to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards to achieve short- and long-term results that are in the best interests of investors, Magenta’s mission and our patients. For additional information on the impact of
COVID-19
on our employees, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the
COVID-19
Pandemic”.
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
website address is
www.magentatx.com
. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form
10-K.
Available Information
Our Internet address is
www.magentatx.com
. Our Annual Reports on
Form 10-K,
Quarterly Reports on
Form 10-Q,
Current Reports on
Form 8-K,
including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on
Form 10-K
or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval system at
http://www.sec.gov
. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 1A.	RISK FACTORS
Set forth below are the risks that we believe are material to our investors and they should be carefully considered. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and other factors not presently known to us or that we currently believe are immaterial may affect our business, prospects, financial condition and results of operations if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page three.
Risks Related to the Current Novel Coronavirus
(COVID-19)
Pandemic on the Company
The current outbreak of the novel coronavirus, or
COVID-19,
pandemic has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies and could seriously harm our development efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.
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
The extent to which the
COVID-19
pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, including the adoption of available
COVID-19
vaccines, as well as the effect of any relaxation of current restrictions within the Cambridge community or regions in which our partners and clinical sites are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the
COVID-19
pandemic. Nevertheless, the
COVID-19
pandemic has affected, and may continue to adversely affect, our business, financial condition and results of operations, and it has had, and may continue to have, the effect of heightening many of the risks described in this Annual Report on Form
10-K,
including but not limited to, the following:

•
The
COVID-19
pandemic has had, and will likely continue to have, an adverse impact on various aspects of our ongoing clinical trials, including our investigator-initiated trial, and on pre-clinical
studies and clinical trials, including investigator-initiated trials. For example, we staggered the initiation of our Phase 2 trials for
MGTA-145
over the course of 2020 and 2021 due to the clinical trial impacts from
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

•
Our employees and contractors conducting
non-business
critical research and development activities have not been able to, and may not in the future be able to, access our laboratory for an extended period of time as a result of the current work-from-home policy and the possibility that governmental authorities further modify current restrictions. This could delay timely completion of preclinical activities, including completing Investigational New Drug, or IND, enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for our other product candidates.

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
We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of stem cell transplant to more patients and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the years ended December 31, 2020 and 2019, we reported net losses of $74.9 million and $76.8 million, respectively. As of December 31, 2020, we had an accumulated deficit of $254.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash (including the net proceeds from our initial public offering, or IPO, and our follow-on
public offerings in May 2019 and June 2020) to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the U.S., the European Union and certain other markets. As of December 31, 2020, we had approximately $148.8 million in cash, cash equivalents and marketable securities. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
We are a clinical stage company. We were founded and commenced operations in June 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, and undertaking preclinical studies and clinical trials. Although we have initiated clinical trials for
MGTA-145
and
MGTA-456,
we have not yet demonstrated an ability to successfully complete clinical trials of our product candidates; obtain marketing approvals; manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf; or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
Risks Related to Product Development and Regulatory Approval
We are early in our development efforts. If we are unable to advance our product candidates to obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts for our product candidates, including
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
Our ongoing and planned clinical trials or those of our collaborators may reveal significant adverse events not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
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
Our product candidates are in the preclinical development and clinical trial stages, and their risk of failure is high. It is impossible to predict when or if any of our programs will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of any of our future product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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
We may experience delays in completing our preclinical studies and initiating or completing clinical trials. For example, we staggered the initiation of our Phase 2 trials for
MGTA-145
over the course of 2020 and 2021 due to the clinical trial impacts from
COVID-19.
We also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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

•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other blood and immune reset and cell-based therapies that raise safety or efficacy concerns about our product candidates.

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
Stem cell transplant can cure patients across multiple diseases, but its use carries with it risks of toxicity, serious adverse events and death. Because many of our therapies are used to prepare or treat patients undergoing stem cell transplant, patients in our clinical trials or patients that use any of our product candidates may be subject to many of the risks that are currently inherent to this procedure. In particular, stem cell transplant involves certain known potential post-procedure complications that may manifest several weeks or months after a transplant and which may be more common in certain patient populations. For example, up to 20% of patients with inherited metabolic disorders treated with a transplant experience primary engraftment failure, resulting in severe complications, including death. Another example is autoimmune cytopenia, a known and severe frequent complication of the transplant procedure in patients with non-malignant
diseases such as inherited metabolic diseases, that can result in death. If these or other serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any of our product candidates, we may need to limit, delay or abandon our further clinical development of those product candidates, even if such events, effects or characteristics were the result of stem cell transplant or related procedures generally, and not directly or specifically caused or exacerbated by our product candidates. All serious adverse events or unexpected side effects are continually monitored per the clinical trial’s approved protocol. If serious adverse events are determined to be directly or specifically caused or exacerbated by our product candidates, we would follow the trial protocol’s requirements, which call for our data safety monitoring committee to review all available clinical data in making a recommendation regarding the trial’s continuation.
If we are not able to identify a safe and effective dose for any of our antibody drug conjugates, or ADCs, we may need to delay, abandon or limit our development of any potential product candidates.
ADCs utilize toxins to kill cells, and we may not be able to identify a safe and effective dose for some of our potential product candidates. ADCs, including those that have received marketing approval, have dose-dependent safety findings that can include liver toxicity, depending on the target of the ADC and the drug used in the conjugate. In addition, ADCs may have other adverse side effects including fatalities. Although our
CD117-ADC,
which was designed to deplete hematopoietic stem cells, or HSCs, was generally well tolerated at efficacious doses in non-human
primate studies, we may not be able to ultimately show that
MGTA-117
can deplete HSCs at a safe and effective dose in humans and we may need to delay, abandon or limit these development efforts. Further,
MGTA-117
utilizes an amanitin toxin that has not been tested as an ADC toxin in humans before. Other companies, for example Heidelberg Pharma, are developing ADCs with amanitin toxins and are expected to enter clinical trials. Heidelberg Pharma has filed an IND with the FDA that has been accepted. If such trials encounter safety or efficacy issues, especially if related to the amanitin toxin, then our
MGTA-117
program may be adversely affected.
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
MGTA-145
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
The regenerative medicine advanced therapy, or RMAT, designation by the FDA for any of our product candidates may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We plan to seek an RMAT designation for our product candidates if the clinical data support such a designation for one or more product candidates. An RMAT is defined as cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval. An RMAT may be eligible for priority review if it treats a serious condition, and, if approved would provide a significant improvement in the safety or effectiveness of the treatment of the condition. An RMAT may be eligible for accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.
Designation as an RMAT is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a RMAT, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for our product candidates may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification.
Our current product candidates and future product candidates may not be eligible for Orphan Drug status.
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
If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track Designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track Designation does not assure any such qualification or ultimate marketing approval by the FDA. Receipt of Fast Track Designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Fast Track Designation at any time. We may seek Fast Track Designation for our product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates.
We may seek priority review designation for our product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.
If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates, however, we cannot assume that our product candidates will meet the criteria for that designation. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month
review cycle or at all.
Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials, and such results do not guarantee approval of a product candidate by regulatory authorities.
The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for their product candidates. Even if we complete clinical development of
MGTA-145
or any other product candidates, there can be no assurance that the FDA, EMA, or other regulatory authorities will approve
MGTA-145
or any other product candidates for marketing. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the
COVID-19
pandemic in line with its user fee performance goals, however, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval
inspection or an inspection of clinical sites is required and, due to the
COVID-19
pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.
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
We will be competing against numerous large, established companies that have substantially greater financial, technical, research, manufacturing, marketing, distribution and other resources than us, and we will be at a significant competitive disadvantage.
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
In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies, we will be competing with a number of smaller biotechnology companies. We are aware that collaborations between smaller companies and larger established companies may compete with our programs. Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be directly competitive with our programs and product candidates. For additional information regarding our competition, see “Item 1. Business – Competition” in our Annual Report on Form
10-K.
Risks Related to Manufacturing and Commercialization
We rely on third parties to conduct our preclinical and clinical trials and will rely on them to perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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
Successful development of biopharmaceuticals and cell-based therapies is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Blood and immune reset and cell-based therapies that appear promising in the early phases of development may fail to reach the market for several reasons including:

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
Any contamination in our or our third parties’ manufacturing process, shortages of raw materials or reagents or failure of any of our key suppliers to deliver necessary components of our product candidates could result in delays in our clinical development or marketing schedules.
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

Third-party manufacturers and any third-party collaborators may be unable to successfully scale-up
manufacturing of our current or future product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.
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
We are developing our product candidates so that they can each be used individually or in combination with each other. In particular, we are focused on a product development strategy that includes leveraging the synergies among a comprehensive portfolio of our product candidates. Our success may depend, in part, on our ability to develop a complementary product portfolio with product candidates that, together or individually, will address the major opportunities inherent in the existing stem cell transplant process. Given our limited experience in developing product candidates that have received marketing approval, we may not be successful in developing some of our product candidates. The failure of one of our product candidates to obtain regulatory approval or market acceptance may affect our ability to expand our market opportunities for our other product candidates or programs. Although we may develop product candidates that ultimately obtain marketing approval, if we are unable to successfully develop our current programs into a comprehensive portfolio of product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our current and future product candidates.
Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates or therapies profitably.
The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. In addition, because our product candidates represent new approaches to blood and immune reset, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.
In the U.S. and markets in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance.
Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

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
Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, some laws affecting the implementation of certain taxes under the ACA have been signed into law. For example, the TCJA includes a provision that decreased, effective January 1, 2019, the tax-based
shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate,” to $0. On December 14, 2018, a District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held the individual mandate unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. It is unclear what effect this will have on the status of the ACA and our business. Congress may also consider other legislation to repeal or replace certain elements of the ACA.
In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, on October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued they were owed to them. On April 27, 2020, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business.

In addition, CMS has published a final rule that, as of January 1, 2020, gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions are suspended from May 1, 2020 through March 31, 2020 due to the
COVID-19
pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Much like the Anti-Kickback Statue prohibition in the U.S., the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union and the U.K. The provision of benefits or advantages to induce or reward improper performance generally is governed by the national anti-bribery laws of European Union Member States and the U.K. Bribery Act 2010 in the U.K. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the U.K. despite its departure from the European Union.
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
In addition, in most foreign countries, including those in the European Economic Area, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various European Union Member States and parallel distribution, or arbitrage between low-priced
and high-priced Member States, can further reduce prices. A Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other trials that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run
health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the European Union. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.
Data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.
In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials in the European Union, we may be subject to additional privacy restrictions. The collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the European Economic Area is governed, as of May 2018, by the General Data Protection Regulation, or GDPR. The GDPR imposes several requirements on companies that process personal data, including requirements relating to the processing of health and other sensitive data, the consent of the individuals to whom the personal data relates, the information provided to the individuals regarding data processing activities, the notification of data processing obligations to the competent national data protection authorities and certain measures to be taken when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area, including to the U.S. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the European Union Member States, may result in fines and other administrative penalties , including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules, including as implemented by individual countries. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. In addition, further to the U.K.’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain U.K. specific amendments) into U.K. law, which is commonly referred to as the U.K. GDPR. The U.K.

GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but aligned to the European Union’s data protection regime.
Non-compliance
with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The U.K., however, is now regarded as a third country under the European Union’s GDPR which means that transfers of personal data from the EEA to the U.K. will be restricted unless an appropriate safeguard, as recognized by the European Union’s GDPR, has been put in place. Although, under the
EU-U.K.
Trade Cooperation Agreement it is lawful to transfer personal data between the U.K. and the EEA for a 6 month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the European Union GDPR, the U.K. GDPR restricts personal data transfers outside the U.K. to countries not regarded by the U.K. as providing adequate protection (this means that personal data transfers from the U.K. to the EEA remain free flowing). Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future European or U.K. activities.
In the U.S., California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out
of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. While there is currently an exception for protected health information that is subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and clinical trial regulations, as currently written, the CCPA may impact our business activities. There continues to be uncertainty surrounding the enforcement and implementation of the CCPA, which exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
Additionally, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
Certain other state laws impose similar privacy obligations and we also anticipate that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
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
Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory authorities, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Separately, in response to the
COVID-19
pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site
inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.
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
Our ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket
drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket
pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket
expenses, and place limits on pharmaceutical price increases. The Trump administration also previously released a “Blueprint,” or plan, to reduce the cost of drugs. The Trump administration’s Blueprint contains certain measures that the Department of Health and Human Services is already working to implement. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization for Medicare Party B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program and CMS subsequently altered the fiscal years 2019 and 2018 reimbursement formula on specified covered outpatient drugs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e, before the full court), but was denied on October 16, 2020. The 340B drug pricing program imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.
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
There may be significant delays in obtaining reimbursement for newly approved medicines, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or similar regulatory authorities outside the U.S. Moreover, eligibility for reimbursement does not imply that any medicine will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new medicines, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the medicine and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost medicines and may be incorporated into existing payments for other services. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the U.S. For example, on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or average manufacturer price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an
FDA-approved
drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. Lastly, on July 24, 2020 and September 13, 2020, President Trump signed several Executive Orders aimed at lowering drug prices. On July 24, 2020, President Trump signed Executive Orders directing the Secretary of HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale;
(2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation
of insulin products, and prioritize finalization of the FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income
individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center as part of the 340B drug pricing program to purchase those drugs at the discounted price paid by the Federally Qualified Health Center. On September 13, 2020, President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug or biologic manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita
gross domestic product. In response, on November 20, 2020, HHS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The Interim Final Rule has not been finalized and is subject to revision and challenge. In addition, on November 20, 2020, finalized another regulation removing the safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale,
as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The FDA also on October 1, 2020, published a final rule that allows for the importation of certain prescription drugs from Canada as discussed above. It is unclear if, when, and to what extent the Executive Orders may be further implemented. The regulatory and market implications of the Executive Orders are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs may decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved medicines we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize medicines, and our overall financial condition.
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
Foreign governments often impose strict price controls on approved products, which may adversely affect our future profitability in those countries, and recent federal legislation and actions by federal, state and local governments may permit reimportation of drugs from foreign countries into the U.S., including foreign countries where the drugs are sold at lower prices than in the U.S., which could adversely affect our future profitability.
Frequently foreign governments impose strict price controls on newly approved therapeutic products. If we obtain regulatory approval to sell products in foreign countries, we may be unable to obtain a price that provides an adequate financial return on our investment. Furthermore, we may face competition in the U.S. for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the U.S., the FDA issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, for an
FDA-approved
drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final guidance is unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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
Pending and future patent applications may not result in patents being issued that protect our business, in whole or in part, or which effectively prevent others from commercializing competitive products. Competitors may also be able to design around our patents. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the U.S. For example, patent laws in various jurisdictions, including significant commercial markets such as Europe, restrict the patentability of methods of treatment of the human body more than U.S. law does. Any of these outcomes could have a material adverse effect on our ability to generate revenue.
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
Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations and prospects.
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

Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, and our competitive position, business, financial condition, results of operations, and prospects could be materially harmed.
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
Risks Related to Our Dependence on Third Parties
We currently depend, and may in the future continue to depend, on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.
We currently depend, and may in the future continue to depend, on third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. Our collaborators for any other collaboration arrangements currently, and may in the future, include large and mid-size
pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.
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
If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In addition, should any of our agreements with our contract manufacturers terminate, in particular the agreements with the University of Minnesota and Heidelberg Pharma, they may be difficult to replace if we were no longer able to rely on them. In these scenarios, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up
or alternative supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacture. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.
Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business
We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
As of December 31, 2020, we had 69 full-time employees. As our development, manufacturing and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
As of December 31, 2020, we had net operating loss carryforwards for federal income tax purposes of $182.3 million, of which $17.5 million begin to expire in 2035 and $164.8 million can be carried forward indefinitely. As of December 31, 2020, we had net operating loss carryforwards for state income tax purposes of

$184.6 million which begin to expire in 2035. As of December 31, 2020, we also had available research and orphan drug tax credit carryforwards for federal and state income tax purposes of $8.4 million and $2.0 million, respectively, which begin to expire in 2035 and 2030, respectively. These net operating loss carryforwards and research and orphan drug tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change
net operating losses or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Utilization of our net operating loss carryforwards and research and orphan drug tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and 383 of the Code due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If an ownership change has occurred or does occur in the future, the amount of net operating loss and tax credit carryforwards presented in our financial statements could be limited or expire unutilized.
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
In addition, we anticipate competing with the largest pharmaceutical companies in the world, which have greater financial and human resources than we currently have. For additional information regarding our competition, see “Item 1. Business – Competition” in our Annual Report on Form
10-K.
Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.
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
The trading price of our common stock may be highly volatile. The stock market in general, and the market for smaller pharmaceutical and biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the purchase price and you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including:

•	the success of existing or new competitive products or technologies;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	the timing and results of preclinical studies for any of our product candidates;

•	the timing and results of clinical trials of MGTA-145 and any other product candidates;

•	commencement or termination of collaborations for E478 or any of our current and future programs and product candidates;

•	failure or discontinuation of any of our development programs;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the U.S. and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results or development timelines;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or other stockholders;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	disruptions to political, governmental or regulatory systems, including shutdowns of the government and its agencies;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
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
Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 62% of our capital stock as of December 31, 2020. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.
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

General Risk Factors
Changes in tax law could adversely affect our business and financial condition.
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding changes in tax laws on an investment in our common stock.
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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.
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
At December 31, 2020, we had $148.8 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child- resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.
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
Our headquarters are located at 100 Technology Square, Cambridge, Massachusetts, where we occupy approximately 69,000 square feet of research and development, laboratory and office space. This lease expires in February 2028. We have subleased approximately 27,000 square feet of office space at our headquarters to two third parties. The subleases expire in the third quarter of 2021 and second quarter of 2022. We believe that our office and laboratory space is sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.

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
Holders of Our Common Stock
As of January 31, 2021, there was approximately one holder of record of shares of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.
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

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	305		$0.03	N/A	N/A
November 1, 2020 - November 30, 2020	—		—	N/A	N/A
December 1, 2020 - December 31, 2020	647		$0.03	N/A	N/A

Total	952	(1)	$0.03

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
We are a smaller reporting company, as defined in
Rule 12b-2 under
the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

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
Overview
Magenta Therapeutics is a clinical-stage biotechnology company developing novel medicines to bring the curative power of stem cell transplants to more patients with blood cancers, genetic diseases and autoimmune diseases.
Magenta’s drug development pipeline includes multiple product candidates designed to improve stem cell transplants. Our lead clinical program is designed to more efficiently and reliably mobilize and collect sufficient functional stem cells for use in stem cell transplantation, a process known as mobilization. We are also developing product candidates that are designed to deplete targeted cells in the bone marrow to make space for the bone marrow to receive newly transplanted stem cells, a process known as conditioning. Our mobilization program is intended to enable rapid, reliable, predictable and safe mobilization and collection of high numbers of functional stem cells for transplant. Magenta’s targeted conditioning programs are intended to enhance the efficacy of and/or reduce the dosing levels, intensity or, in some cases, even the need for chemotoxic agents.
Stem cell transplant is an established and, for certain patients, can be a curative medical procedure that can reset a patient’s blood and immune system after the patient has received treatment for certain blood cancers, genetic diseases or autoimmune diseases. Stem cell transplants involve a three-step process: (i) stem cells are mobilized out of the patient’s or donor’s bone marrow and collected from the blood (or, in rare cases, surgically extracted from their bone marrow); (ii) the patient’s bone marrow is cleared of any remaining stem cells in order to make space to receive new transplanted stem cells; and (iii) the stem cells are transplanted into the patient via infusion where they fasten to, or engraft in, the bone marrow and grow into the blood cells and platelets that form the basis of a reset and rebuilt blood and immune system. All transplants are categorized as either autologous or allogeneic depending on the source of the new stem cells for the transplant. In an autologous transplant, the patient’s own stem cells are used. In an allogeneic transplant, patients receive cells from a stem cell donor.
Stem cell transplant, whether autologous or allogeneic, has broad applicability across disease settings, including blood cancers, gene therapies for genetic diseases and autoimmune diseases. It is the current standard of care for certain blood cancers such as acute myeloid leukemia, or AML, myelodysplastic syndromes, or MDS, multiple myeloma and non-Hodgkin’s
lymphoma. Hematopoietic stem cell, or HSC, -based gene therapies also rely on the same steps of the stem cell transplant process with an additional step where collected stem cells are gene-corrected or modified to address the underlying disease prior to transplant. Such gene therapy approaches that leverage the stem cell transplant procedure are being investigated by numerous companies in a variety of diseases, including sickle cell disease, beta-thalassemia and lysosomal storage disorders. Autoimmune diseases such as multiple sclerosis and systemic sclerosis may also benefit from resetting the immune system through stem cell transplant.
Currently, the number of days required to mobilize and collect a patient’s or donor’s stem cells is a minimum of five days in blood cancer patients and healthy donors and as many as 30 days or more in patients with sickle cell disease. When planning for a patient’s transplant, transplanting physicians cannot reliably predict at the outset how long it will take for patients to mobilize the number of cells required. Many patients require multiple collections, including approximately 40% of blood cancer patients and 75% of sickle cell disease patients. In addition, each day scheduled for attempted mobilization and collection can cause an accumulation of both the direct costs associated with the repeated use of mobilization agents and other healthcare resources, including personnel time, and the indirect costs associated with the need to block time in the limited number of chairs in transplant centers that are used to collect stem cells. Similarly,
HSC-based
gene therapies could benefit from more efficient collection of stem cells which could potentially reduce gene therapy manufacturing timelines and costs. Additionally, there are no approved mobilization options for patients with sickle cell disease and autoimmune diseases, and the off-label
use of currently available medicines is associated with significant safety risks including vaso-occlusive events in sickle cell disease patients.
Magenta is developing
MGTA-145
for stem cell mobilization in a broad range of diseases, for both autologous and allogeneic transplants.
MGTA-145
is Magenta’s biologic stem cell mobilization product candidate designed to address these time and cost inefficiencies while enabling the rapid, reliable, predictable and safe collection of functional blood stem cells for transplant in a single day. In 2020, we completed a Phase 1 clinical trial in healthy volunteers to evaluate the ability of
MGTA-145,
in combination with plerixafor, to mobilize stem cells. Based on the results of the study, we have advanced the program into three ongoing and planned Phase 2 clinical trials, including an autologous transplant trial in multiple myeloma patients; an allogeneic transplant trial with healthy donor cells collected for transplant in patients with acute myeloid leukemia, myelodysplastic syndromes or acute lymphocytic leukemia, or ALL; and lastly, a planned trial in partnership with bluebird bio, Inc. to mobilize and collect the stem cells of sickle cell disease patients.
In addition to the opportunity to address the challenges in mobilization and collection of stem cells, Magenta also seeks to improve patient conditioning prior to transplant. Conditioning is the process by which patients are treated with chemotherapy prior to transplant to ensure that the bone marrow has sufficient space to receive newly transplanted stem cells. Currently, only approximately 50% of eligible patients receive a stem cell transplant, in part because of the risks and toxicities of the chemotherapeutic agents available today. Magenta’s lead conditioning program,
MGTA-117,
is designed to selectively deplete stem cells and reduce the need for high-dose or high-intensity chemotherapeutic agents in oncology applications and potentially eliminate the use of busulfan in gene therapy applications. Our additional research-stage conditioning programs target stem and/or immune cells and are being designed to eliminate toxic chemotherapy conditioning regimens across multiple disease settings. Our C100 program focuses on addressing opportunities in immune reset for autoimmune diseases. Our C300 program is being designed to provide for lymphodepletion prior to cell therapies such as chimeric antigen receptor T cells, or
CAR-T.
Our G100 program is being designed to provide prophylaxis of graft-versus-host disease, a common post-transplant complication following allogeneic stem cell transplant.
Magenta is also evaluating two programs with potential in cell therapy. Each is a small molecule used to manufacture a high number of functional stem cells, from either a donor or gene-modified stem cells from a patient.
MGTA-456
is a cell therapy designed to generate higher cell doses that are well matched to the patient, which has been shown to improve the speed and success of engraftment in stem cell transplant and improve disease outcomes. In June 2020, we announced that we discontinued enrollment in our Phase 2 trial of
MGTA-456
in inherited metabolic diseases. Enrollment in an investigator-initiated trial in patients with blood cancers has been completed, and we plan to use these data, when available, to inform a decision regarding future program development in blood cancers. Our second cell therapy program, E478, is a small molecule aryl hydrocarbon receptor, or AHR, antagonist which uses the same mechanism used to manufacture
MGTA-456
to expand gene-modified HSCs for stem cell-based gene therapy and genome editing.
Magenta intends to become a fully integrated discovery, development and commercial company in the field of stem cell transplant. We are developing our product candidates to be used individually or, in some cases, in combination with each other. As a result, our portfolio could be tailored to the patient’s disease, such that a patient may receive more than one Magenta therapy as part of his or her individual stem cell transplant.

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
In June 2018, we completed an initial public offering of our common stock. In May 2019, we issued and sold 4,887,500 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on
public offering at a public offering price of $13.25 per share, resulting in net proceeds of $60.3 million after underwriting discounts and commissions and other offering expenses. In June 2020, we issued and sold 8,625,000 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on
public offering at a public offering price of $8.00 per share, resulting in net proceeds of $64.6 million after underwriting discounts and commissions and other offering expenses.
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $74.9 million and $76.8 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $254.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:

•	initiate, enroll and conduct new Phase 2 clinical trials for MGTA-145;

•	initiate and conduct preclinical studies and clinical trials of our product candidates, including MGTA-117;

•	develop any other future product candidates we may choose to pursue;

•	seek marketing approval for any of our product candidates that successfully complete clinical development, if any;

•	maintain compliance with applicable regulatory requirements;

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
As of December 31, 2020, we had cash, cash equivalents and marketable securities of $148.8 million. Based on our updated operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. See “—Liquidity and Capital Resources.”
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
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and orphan drug tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had net operating loss carryforwards for federal income tax purposes of $182.3 million, of which $17.5 million begin to expire in 2035 and $164.8 million can be carried forward indefinitely. As of December 31, 2020, we had net operating loss carryforwards for state income tax purposes of $184.6 million which begin to expire in 2035. As of December 31, 2020, we also had available research and orphan drug tax credit carryforwards for federal and state income tax purposes of $8.4 million and $2.0 million, respectively, which begin to expire in 2035 and 2030, respectively.

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

Stock-Based Compensation
We measure all stock options and other stock-based awards granted to employees, directors and non-employees
based on the fair value on the date of the grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue awards with either service-only vesting conditions and record expense using the straight-line method or service and performance vesting conditions and record expense when achievement of the performance condition becomes probable using the graded-vesting method. We have historically granted stock options with exercise prices equivalent to the fair value of our common stock as of the date of the grant. The fair value of our common stock is based on quoted market prices. We estimate the fair value of each stock option award using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. We do not estimate and apply a forfeiture rate as we have elected to account for forfeitures as they occur.
Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$50,615	$59,208	$(8,593)
General and administrative	28,087	23,761	4,326

Total operating expenses	78,702	82,969	(4,267)

Loss from operations	(78,702)	(82,969)	4,267
Interest and other income, net	3,766	6,200	(2,434)

Net loss	$(74,936)	$(76,769)	$1,833

Research and Development Expenses

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$16,127	$18,958	$(2,831)
Mobilization	4,066	6,702	(2,636)
Cell Therapy	4,398	7,167	(2,769)
Unallocated expenses:
Personnel related (including stock-based compensation)	14,848	13,784	1,064
Consultant (including stock-based compensation)	1,196	2,503	(1,307)
Facility related and other	9,980	10,094	(114)

Total research and development expenses	$50,615	$59,208	$(8,593)

Expenses related to our conditioning program decreased primarily due to lower process development and manufacturing costs. In 2019, we incurred higher manufacturing costs to support our
IND-enabling
studies and future clinical trials. The decrease in expenses related to our mobilization program was primarily due to a decrease in clinical trial costs for our
MGTA-145
Phase 1 clinical trials which were completed in the first quarter of 2020. Expenses related to our cell therapy program decreased primarily due to the completion of the investigator-initiated Phase 2 clinical trial of MGTA-456 in
patients with blood cancers in the second quarter of 2020 and the discontinuance of the Phase 2 trial in inherited metabolic diseases in June 2020.
The increase in personnel related costs was primarily due to the hiring of more senior level employees in our research and development function. The decrease in consultant costs was primarily due to a decrease in stock-based compensation. Consultant costs for the year ended December 31, 2020 and 2019 included stock-based compensation expense of $0.5 million and $1.6 million, respectively.
General and Administrative Expenses

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$14,219	$11,800	$2,419
Professional and consultant	7,290	6,386	904
Facility related and other	6,578	5,575	1,003

Total general and administrative expenses	$28,087	$23,761	$4,326

The increase in personnel related costs was due primarily to an increase in headcount to support our business including an increase in stock-based compensation. Personnel related costs for the year ended December 31, 2020 and 2019 included stock-based compensation expense of $6.3 million and $5.4 million, respectively. The increase in professional and consultant costs was primarily due to an increase in patent related legal costs. The increase in facility related and other was primarily due to an increase in director and officer insurance and recruiting costs.
Interest and Other Income, Net
The decrease in interest and other income, net was primarily due to a decrease in interest income of $2.5 million resulting from lower interest rates on invested balances.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. In June 2018, we completed the IPO of our common stock. In May 2019, we issued and sold 4,887,500 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on
public offering at a public offering price of $13.25 per share, resulting in net proceeds of $60.3 million after deducting underwriting discounts and commissions and other offering expenses. In June 2020, we issued and sold 8,625,000 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on
public offering at a public offering price of $8.00 per share, resulting in net proceeds of $64.6 million after deducting underwriting discounts and commission and other offering expenses.
On August 8, 2019, we filed a shelf registration statement on Form
S-3,
or Shelf, with the Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of our common stock from time to time in
“at-the-market”
offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on August 19, 2019. As of December 31, 2020, no sales have been made pursuant to the ATM Program.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(64,023)	$(57,103)
Cash provided by (used in) investing activities	(10,635)	1,532
Cash provided by financing activities	67,739	62,297

Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,919)	$6,726

Operating Activities
During the year ended December 31, 2020, operating activities used $64.0 million of cash, primarily resulting from our net loss of $74.9 million and net cash used by changes in our operating assets and liabilities of $1.2 million, partially offset by non-cash
charges of $12.1 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted of a decrease of $2.7 million in accounts payable and accrued expenses and other current liabilities, partially offset by a decrease of $1.4 million in prepaid expenses and other current assets.
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
Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses in both periods were generally due to the timing of vendor invoicing and payments.
Investing Activities
During the year ended December 31, 2020, net cash used by investing activities was primarily attributable to net purchases of marketable securities of $10.2 million.
During the year ended December 31, 2019, net cash provided by investing activities was primarily attributable to net maturities of marketable securities of $4.6 million, partially offset by purchases of property and equipment of $3.1 million, consisting primarily of lab equipment and leasehold improvements.
Financing Activities
During the year ended December 31, 2020, net cash provided by financing activities was $67.7 million, consisting of proceeds from our follow-on
public offering, net of underwriting discounts and commissions and offering costs, of $64.6 million and proceeds from the exercise of stock options of $3.1 million.
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

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $148.8 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.
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
We are a smaller reporting company, as defined in
Rule 12b-2 under
the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MAGENTA THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Magenta Therapeutics, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Magenta Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Boston, Massachusetts
March 3, 2021

MAGENTA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$58,152	$65,071
Marketable securities	90,683	80,658
Prepaid expenses and other current assets	2,692	4,114

Total current assets	151,527	149,843
Restricted cash	1,780	1,780
Property and equipment, net	8,312	9,891

Total assets	$161,619	$161,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,760	$2,812
Accrued expenses and other current liabilities	7,670	11,303

Total current liabilities	11,430	14,115
Deferred rent	6,283	6,206

Total liabilities	17,713	20,321

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 48,541,601 shares and 39,466,254 shares issued and 48,533,135 shares and 39,260,532 shares outstanding as of December 31, 2020 and 2019, respectively	49	39
Additional paid-in capital	398,311	320,641
Accumulated other comprehensive income (loss)	(23)	8
Accumulated deficit	(254,431)	(179,495)

Total stockholders’ equity	143,906	141,193

Total liabilities and stockholders’ equity	$161,619	$161,514

The accompanying notes are an integral part of these consolidated financial statements.

MAGENTA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$50,615	$59,208
General and administrative	28,087	23,761
Total operating expenses	78,702	82,969

Loss from operations	(78,702)	(82,969)
Interest and other income, net	3,766	6,200

Net loss	$(74,936)	$(76,769)

Net loss per share, basic and diluted	$(1.71)	$(2.07)

Weighted average common shares outstanding, basic and diluted	43,920,121	37,014,875

Comprehensive loss:
Net loss	$(74,936)	$(76,769)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(31)	16

Total other comprehensive income (loss)	(31)	16

Total comprehensive loss	$(74,967)	$(76,753)

The accompanying notes are an integral part of these consolidated financial statements.

MAGENTA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balances at December 31, 2018	33,305,033	$33	$248,349	$(8)	$(102,726)	$145,648
Issuance of common stock upon public offering net of underwriting discounts, commissions and offering costs	4,887,500	5	60,271	—	—	60,276
Vesting of restricted stock	773,689	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	294,310	—	2,021	—	—	2,021
Stock-based compensation expense	—	—	10,001	—	—	10,001
Unrealized gains on marketable securities	—	—	—	16	—	16
Net loss	—	—	—	—	(76,769)	(76,769)

Balances at December 31, 2019	39,260,532	39	320,641	8	(179,495)	141,193
Issuance of common stock upon public offering net of underwriting discounts, commissions and offering costs	8,625,000	9	64,554	—	—	64,563
Vesting of restricted stock	184,500	—	—	—	—	—
Issuance of common stock upon exercise of stock options	447,402	1	3,071	—	—	3,072
Issuance of common stock under Employee Stock Purchase Plan	15,701	—	104	—	—	104
Stock-based compensation expense	—	—	9,941	—	—	9,941
Unrealized losses on marketable securities	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(74,936)	(74,936)

Balances at December 31, 2020	48,533,135	$49	$398,311	$(23)	$(254,431)	$143,906

The accompanying notes are an integral part of these consolidated financial statements.

MAGENTA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(74,936)	$(76,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,941	10,001
Depreciation and amortization expense	1,978	1,843
Loss on disposal of property and equipment	1	—
Net amortization (accretion) of premiums (discounts) on marketable securities	179	(1,009)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,422	(1,363)
Accounts payable	948	145
Accrued expenses and other current liabilities	(3,633)	5,089
Deferred rent	77	4,960

Net cash used in operating activities	(64,023)	(57,103)

Cash flows from investing activities:
Purchases of property and equipment	(400)	(3,060)
Purchases of marketable securities	(95,735)	(144,371)
Maturities of marketable securities	85,500	148,963

Net cash provided by (used in) investing activities	(10,635)	1,532

Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	64,860	60,874
Payments of public offering costs	(297)	(598)
Proceeds from exercise of common stock options	3,072	2,021
Proceeds from issuance of common stock under Employee Stock Purchase Plan	104	—

Net cash provided by financing activities	67,739	62,297

Net increase (decrease) in cash, cash equivalents and restricted cash	(6,919)	6,726
Cash, cash equivalents and restricted cash at beginning of period	66,851	60,125

Cash, cash equivalents and restricted cash at end of period	$59,932	$66,851

The accompanying notes are an integral part of these consolidated financial statements.

MAGENTA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business and Basis of Presentation
Magenta Therapeutics, Inc. (the “Company”) is a clinical-stage biotechnology company developing novel medicines to bring the curative power of stem cell transplants to more patients with blood cancers, genetic diseases and autoimmune diseases. The Company was incorporated under the laws of the State of Delaware in June 2015 as HSCTCo Therapeutics, Inc. In February 2016, the Company changed its name to Magenta Therapeutics, Inc. and in June 2018 the Company completed its initial public offering of common stock
.
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the continuing impact of the novel coronavirus
(“COVID-19”)
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

In June 2020, the Company issued and sold
8,625,000
shares of its common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on
public offering at a public offering price of $
8.00
per share, resulting in net proceeds of $
64.6
 million after underwriting discounts and commissions and other offering expenses.
The Company has a shelf registration statement on Form
S-3
(the “Shelf”) on file with the Securities and Exchange Commission (the “SEC”), which covers the offering, issuance and sale of up to an aggregate of $350.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in
“at-the-market”
offerings under the Shelf (the “ATM Program”). The Shelf was declared effective by the SEC on August 19, 2019. As of December 31, 2020, no sales have been made pursuant to the ATM Program.
The Company has incurred recurring losses since inception, including net losses of $74.9 million and $76.8 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had an accumulated deficit of $254.4 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.
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
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2020 or 2019.
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
Segment Information
The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company’s tangible assets are held in the
United States
.
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
Research Contract Costs and Accruals
The Company has entered into various research and development contracts with research institutions and other companies both inside and outside of the
United States
. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.
Patent Costs
All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.
Stock-Based Compensation
The Company measures all stock-based awards granted to employees, directors and non-employees
based on the fair value on the date of grant. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues awards with either service-only vesting conditions and records the expense using the straight-line method or service and performance vesting conditions and records the expense when achievement of the performance condition becomes probable using the graded-vesting method. The Company accounts for forfeitures as they occur.
The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies along with the volatility of its own stock and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2020 and 2019, the Company’s only element of other comprehensive loss was unrealized gain
s
(loss
es
) on marketable securities.
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

The Company reported a net loss for the years ended December 31, 2020 and 2019. The following potential dilutive securities presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of December 31,
	2020	2019
Stock options to purchase common stock	5,622,868	4,688,133
Unvested restricted common stock and units	373,466	205,722
Shares of common stock issuable under Employee Stock Purchase Plan	15,443	4,213

	6,011,777	4,898,068

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
3. Marketable Securities and Fair Value Measurements
As of December 31, 2020, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U . S . treasury notes (due within one year)	$90,706	$—	$(23)	$90,683

Total	$90,706	$—	$(23)	$90,683

As of December 31, 2019, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U . S . treasury notes (due within one year)	$78,656	$25	$(21)	$78,660
Agency bonds (due within one year)	1,994	4	—	1,998

Total	$80,650	$29	$(21)	$80,658

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:

Money market funds	$43,182	$—	$—	$43,182
U.S. treasury notes	—	14,999	—	14,999
Marketable securities:
U.S. treasury notes	—	90,683	—	90,683

Total	$43,182	$105,682	$—	$148,864

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$64,796	$—	$—	$64,796
Marketable securities:
U .S. treasury notes	—	78,660	—	78,660
Agency bonds	—	1,998	—	1,998

Total	$64,796	$80,658	$—	$145,454

4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Laboratory and computer equipment	$5,477	$5,114
Furniture and fixtures	837	805
Leasehold improvements	6,905	6,905

	13,219	12,824
Less: Accumulated depreciation and amortization	(4,907)	(2,933)

	$8,312	$9,891

Depreciation and amortization expense was $2.0 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued payroll and related expenses	$3,107	$3,247
Accrued external research and development expenses	2,662	6,516
Deferred rent, current portion	555	601
Accrued professional fees	693	660
Accrued other	653	279

	$7,670	$11,303

6. Common Stock
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
In August 2019, the Company filed a shelf registration statement on Form
S-3
(the “Shelf”) with the Securities and Exchange Commission (the “SEC”), which covers the offering, issuance and sale of up to an aggregate of $350.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in
“at-the-market”
offerings under the Shelf (the “ATM Program”). The Shelf was declared effective by the SEC on August 19, 2019. As of December 31, 2020, no sales have been made pursuant to the ATM Program.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the board of directors.

7. Stock-Based Compensation
2018 Stock Option and Incentive Plan
The Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”) provides for the grant of incentive stock options, non-statutory
stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Shares of common stock underlying any awards under the 2018 Plan and the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan (the “2016 Plan”) that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) will be available for future awards under the 2018 Plan. As of December 31, 2020, 2,432,666 shares remained available for future grants under the 2018 Plan.
The 2018 Plan provides that the number of shares reserved and available for issuance under the 2018 Plan will automatically increase each January 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. The number of shares reserved for issuance under the 2018 Plan was increased by 1,941,325 shares effective January 1, 2021.
2016 Stock Option and Grant Plan
The Company also has outstanding stock options and restricted stock awards under the 2016 Plan, but is no longer granting awards under this plan.
T
he 2018 Plan
is
 administered by the board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the term of awards may not be greater than ten years. Vesting periods are determined at the discretion of the board of directors. Awards typically vest over three or four years. The exercise price for stock options granted may not be less than the fair value of common stock as of the date of grant. The fair value of common stock is based on quoted market prices.
2019 Employee Stock Purchase Plan
The Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”) became effective in June 2019. An aggregate of 166,525 shares were reserved for issuance under the ESPP. In addition, on January 1, 2020 and each January 1 thereafter through January 1, 2029, the number of shares available for issuance shall be cumulatively increased by the lesser of (i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 1,000,000 shares and (iii) such number of shares as determined by the compensation committee of the Company’s board of directors. The offering periods begin in December and June of each year, with the initial offering period commencing on December 1, 2019. The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. During the year ended December 31, 2020, 15,701 shares of common stock were purchased under the ESPP at a weighted average purchase price of $6.59 per share. During the year ended December 31, 2019, no shares were purchased under the ESPP. As of December 31, 2020, 150,824 shares remained available for issuance under the ESPP. The Company recognized less than $0.1 million of stock-based compensation during each of the years ended December 31, 2020 and 2019 related to the ESPP. The number of shares reserved for issuance under the ESPP did not increase on January 1, 2021.

Common Stock Option Valuation
The assumptions that the Company used to determine the fair value of options granted were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	1.0%	2.3%
Expected term (in years)	6.0	6.0
Expected volatility	80.4%	78.5%
Expected dividend yield	0%	0%
Common Stock Option Activity
The following table summarizes the Company’s option activity since December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	4,688,133	$8.88	8.6	$29,634
Granted	2,730,023	10.09
Exercised	(447,402)	6.87
Forfeited	(1,347,886)	9.28

Outstanding as of December 31, 2020	5,622,868	$9.54	8.3	$2,136

Options vested and expected to vest as of December 31, 2020	5,622,868	$9.54	8.3	$2,136

Options exercisable as of December 31, 2020	2,277,399	$9.52	7.7	$908

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $1.1 million and $2.3 million, respectively.

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2020 and 2019 was $6.90 and $6.05, respectively.
Restricted Stock Activity
Unvested shares of restricted stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award.

The table below summarizes the Company’s restricted stock activity for grants issued under the 2016 Plan since December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	205,722	$1.76
Vested	(184,500)	1.66
Forfeited	(12,756)	1.13

Outstanding as of December 31, 2020	8,466	$4.84

The total fair value of restricted stock vested during the years ended December 31, 2020 and 2019 was $1.7 million and $9.3 million, respectively.
Restricted Stock Units
During the year ended December 31, 2020, the Company granted service-based restricted stock units to certain employees. Upon vesting, each restricted stock unit entitles the holder to a specified number of shares of common stock.
The table below summarizes the Company’s restricted stock unit activity since December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	—	$—
Granted	220,000	$6.80
Vested	—	—
Forfeited	(15,000)	$6.80

Outstanding as of December 31, 2020	205,000	$6.80

Performance Restricted Stock Units
During the year ended December 31, 2020, the Company granted performance-based restricted stock units to certain senior employees which vest upon the occurrence of certain operational and financial events. At the achievement of the performance-based vesting criteria, each performance-based restricted stock unit entitles the holder to a specified number of shares of common stock.

The table below summarizes the Company’s performance restricted stock unit activity since December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	—	$—
Granted	160,000	$6.75
Vested	—	—
Forfeited	—	—

Outstanding as of December 31, 2020	160,000	$6.75

Stock-Based Compensation
Stock-based compensation expense was classified in the
consolidated
statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development expenses	$3,542	$4,518
General and administrative expenses	6,399	5,483

	$9,941	$10,001

As of December 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $18.7 million, which is expected to be recognized over a weighted average period of 2.6 years. This amount excludes unrecognized

compensation cost
of $1.1 million

related to the performance restricted stock units as the performance conditions are not considered probable of achievement as of December 31, 2020.
8. Commitments and Contingencies
Leases
In May 2018, the Company entered into a sublease for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease was amended effective March 2019 to increase the lease payments over the lease term and to increase the sublandlord-funded tenant improvements. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company is also obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the leased premises. In connection with the sublease, as amended, the sublandlord funded $5.2 million in tenant improvements to the leased facility during 2019. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the consolidated balance sheets at December 31, 2020 and 2019.
As of December 31, 2020 and 2019, the Company had long-term deferred rent of $6.3 million and $6.2 million, respectively, related to lease incentives and payment escalations. As of December 31, 2020 and 2019, the short-term portion of deferred rent of $0.6 million for each period was included in accrued expenses and other current liabilities. The Company recorded rent expense of $6.2 million and $6.1 million, respectively, during the years ended December 31, 2020 and 2019.

As of December 31, 2020, the future minimum lease payments due under the noncancelable operating lease is as follows (in thousands):

2021	$6,072
2022	6,375
2023	6,734
2024	7,100
2025	7,455
Thereafter	17,444

$51,180

In the fourth quarter of 2018, the Company entered into two
two-year
sub-subleases
of approximately 27,000 square feet of office space in Cambridge, Massachusetts which were both set to expire in the fourth quarter of 2020. In the third quarter of 2020, the Company amended each of the sub-subleases
to extend their expirations to July 2021 and April 2022, respectively. As of December 31, 2020, the remaining rent payments due to the Company under the amended sub-subleases
was $2.3 million. The Company recorded other income of $2.9 million and $2.8 million during the years ended December 31, 2020 and 2019, respectively, related to these sub-subleases.
Collaboration Agreement
In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company may pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. During the years ended December 31, 2020 and 2019, the Company recorded $0.7 million and $1.9 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support.
Intellectual Property Licenses
The Company has a license agreement with the President and Fellows of Harvard College (“Harvard”), entered into in November 2016, for an exclusive, worldwide, royalty-bearing license for certain technologies related to conditioning and mobilization. The Company is obligated to pay Harvard maintenance fees of $0.1 million annually and to reimburse qualified expenses related to the patents. The Company is also obligated to pay milestone payments of up to $7.4 million for the first two
licensed products upon the achievement of certain development and regulatory milestones and to pay royalties on a product-by-product
and
country-by-country
basis on net sales of products licensed under the agreement. During each of the years ended December 31, 2020 and 2019, the Company recorded $0.1 million of research and development expenses related to the achievement of two
of these milestones.
The Company has a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis”), entered into in April 2017, to use and develop certain patent rights (the “Novartis License”). Under the Novartis License, the Company was granted an exclusive, worldwide, sublicensable license to research, develop and commercialize certain licensed products that contain Novartis compounds for the expansion of cord blood derived non-gene-edited/-modified
hematopoietic stem cells. The Company is obligated to make payments of up to $177.0 million upon the achievement of specified clinical and regulatory milestones and up to $125.0 million upon the achievement of specified commercial milestones and to pay tiered royalties, on a product-by-product
and
country-by-country
basis, up to a maximum of 20% on net sales of products licensed under the agreement. As of December 31, 2020, no milestones related to the Novartis License have been met.

The Company has agreements with third parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies, it may be subject to additional fees and milestone payments. During the year ended December 31, 2020, the Company recorded research and development expense of $
0.8
 million related to the license of certain developed technologies under these agreements.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has no
t accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 or 2019.
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
9. 401(k) Savings Plan
The Company has a 401(k) available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the board of directors of the Company. To date, the Company has not made any contributions to the plan.

10. Income Taxes
During the years ended December 31, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and orphan drug tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	5.8	6.1
Research and orphan drug tax credits	3.4	4.1
Other	(1.7)	(1.2)
Increase in deferred tax asset valuation allowance	(28.5)	(30.0)

Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$49,958	$20,836
Capitalized research and development expenses	9,506	20,723
Research and orphan drug tax credit carryforwards	9,988	7,416
Stock compensation expense	2,832	2,121
Accrued expense	828	865
Other	1,867	1,860

Total deferred tax assets	74,979	53,821
Valuation allowance	(73,600)	(52,248)

Net deferred tax assets	1,379	1,573

Deferred tax liabilities:
Depreciation and amortization	(1,379)	(1,573)

Total deferred tax liabilities	(1,379)	(1,573)

Net deferred tax assets and liabilities	$—	$—

As of December 31, 2020, the Company had net operating loss carryforwards for federal income tax purposes of $182.3 million, of which $17.5 million begin to expire in

2035 and $164.8 million can be carried forward indefinitely. As of December 31, 2020, the Company had net operating loss carryforwards for state income tax purposes of $184.6 million which begin to expire in 2035. As of December 31, 2020, the Company also had available research and orphan drug tax credit carryforwards for federal and state income tax purposes of $8.4 million and $2.0 million, respectively, which begin to expire in 2035 and 2030, respectively. Utilization of the net operating loss carryforwards and research and orphan drug tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382 and 383 of the Code, at any time since inception, utilization of the net operating loss carryforwards or research and orphan drug tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate,
and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and orphan drug tax credit carryforwards before utilization.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. The Company considered its history of cumulative net losses incurred since inception and its lack of commercialization of any products since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2020 and 2019. The Company reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and research and orphan drug tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Valuation allowance as of beginning of year	$52,248	$29,243
Net increases recorded to income tax provision	21,352	23,005

Valuation allowance as of end of year	$73,600	$52,248

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2020 or 2019.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are open under statute from 201
7
 to the present. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.
11. Related Parties
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
During each of the years ended December 31, 2020 and 2019, the Company recorded $0.4 million of expense related to these agreements. As of December 31, 2020 and 2019, amounts on the balance sheet related to these agreements was less than $0.1 million and $0.2 million, respectively, which were included in accounts payable and accrued expenses and as of December 31, 2020, less than $0.1 million was
included in prepaid and other current assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial and Operating Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
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
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule
13a-15(f)
under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
This Annual Report on Form
10-K
does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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
and Item 15(b) of this Annual Report on
Form 10-K
are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on
Form 10-K.
The exhibits listed in the Exhibit Index are incorporated by reference herein.

ITEM 16.	FORM 10-K SUMMARY
None.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated April 2, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

4.3	Description of Securities of the Registrant (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38541) filed with the Securities and Exchange Commission on March 3, 2020).

10.1#	2016 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.2#	2018 Stock Option and Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

10.3#	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.4#	Form of Employment Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.5#	Employment Agreement by and between the Registrant and Jason Ryan, effective January 1, 2019 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on November 19, 2018).

10.6#	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.7#	2019 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 11, 2019).

10.8†	License Agreement by and between the Registrant and President and Fellows of Harvard College, dated as of November 2, 2016 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

Exhibit Number	Description

10.9†	License Agreement by and between the Registrant and Novartis International Pharmaceutical Ltd., dated as of April 3, 2017 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.10†	Collaboration Agreement by and between the Registrant and National Marrow Donor Program d/b/a Be The Match BioTherapies, dated as of November 10, 2017 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.10.1†	Project Rider #2, effective as of June 26, 2018, pursuant to the Collaboration Agreement by and between the Registrant and National Marrow Donor Program d/b/a Be The Match BioTherapies, dated as of November 10, 2017 (Incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38541) filed with the Securities and Exchange Commission on March 19, 2019).

10.10.2†	Project Rider #3, effective as of September 6, 2018, pursuant to the Collaboration Agreement by and between the Registrant and National Marrow Donor Program d/b/a Be The Match BioTherapies, dated as of November 10, 2017 (Incorporated by reference to Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38541) filed with the Securities and Exchange Commission on March 19, 2019).

10.10.3	Amendment #1 to Project Rider #1, effective as of December 6, 2018, pursuant to the Collaboration Agreement by and between the Registrant and National Marrow Donor Program d/b/a Be The Match BioTherapies, dated as of November 10, 2017 (Incorporated by reference to Exhibit 10.9.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38541) filed with the Securities and Exchange Commission on March 19, 2019).

10.10.4*	Amendment #2 to Project Rider #1, effective as of November 13, 2019, pursuant to the Collaboration Agreement by and between the Registrant and National Marrow Donor Program d/b/a Be The Match BioTherapies, dated as of November 10, 2017.

10.10.5*	Amendment #3 to Project Rider #1, effective as of December 16, 2020, pursuant to the Collaboration Agreement by and between the Registrant and National Marrow Donor Program d/b/a Be The Match BioTherapies, dated as of November 10, 2017.

10.10.6†	Amendment #1 to Project Rider #3, effective as of August 26, 2019, pursuant to the Collaboration Agreement by and between the Registrant and National Marrow Donor Program d/b/a Be The Match BioTherapies, dated as of November 10, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38541) filed with the Securities and Exchange Commission on November 13, 2019).

10.10.7*	Amendment #1 to Collaboration Agreement, effective as of December 31, 2020, pursuant to the Collaboration Agreement by and between the Registrant and National Marrow Donor Program d/b/a Be The Match BioTherapies, dated as of November 10, 2017.

10.11†	Clinical Trial Agreement by and between the Registrant and Regents of the University of Minnesota, dated as of January 22, 2018 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

Exhibit Number	Description

10.12†	Master Development and Manufacturing Agreement by and between the Registrant and Bachem Americas, Inc., dated as of February 13, 2018 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 18, 2018).

10.13†	Exclusive Research, Development Option and License Agreement by and between the Registrant and Heidelberg Pharma Research GmbH, dated as of March 1, 2018 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.13.1	Letter Agreement, effective as of February 28, 2019, by and between the Registrant and Heidelberg Pharma Research GmbH, relating to the Exclusive Research, Development Option and License Agreement by and between the Registrant and Heidelberg Pharma Research GmbH, dated as of March 1, 2018 (Incorporated by reference to Exhibit 10.12.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-231097) filed with the Securities and Exchange Commission on April 29, 2019).

10.13.2†	Amendment, effective as of July 4, 2019, pursuant to the Exclusive Research, Development Option and License Agreement by and between the Registrant and Heidelberg Pharma Research GmbH, dated as of March 1, 2018 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38541) filed with the Securities and Exchange Commission on November 13, 2019).

10.14	Sublease by and between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated as of May 4, 2018 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.14.1	First Amendment to Sublease Agreement, dated as of December 13, 2018, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc. (Incorporated by reference to Exhibit 10.14.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-231097) filed with the Securities and Exchange Commission on April 29, 2019).

10.14.2*	Second Amendment to Sublease Agreement, dated as of August 19, 2020, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.

10.15#	First Amendment to Employment Agreement, executed as of October 14, 2020, by and between the Registrant and John C. Davis, Jr., M.D. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38541) filed with the Securities and Exchange Commission on November 5, 2020).

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

101INS*	Inline XBRL Instance Document.

101SCH*	Inline XBRL Taxonomy Extension Schema Document.

101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
#	Represents management compensation plan, contract or arrangement.
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

MAGENTA THERAPEUTICS, INC.

Date: March 3, 2021	By:	/s/ Stephen Mahoney
Stephen Mahoney
Chief Financial and Operating Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Jason Gardner and Stephen Mahoney, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact
and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form
10-K
and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact
and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Gardner, D.Phil.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2021
Jason Gardner, D.Phil.

/s/ Stephen Mahoney	Chief Financial and Operating Officer (Principal Financial and Accounting Officer)	March 3, 2021
Stephen Mahoney

/s/ Jeffrey Albers	Director	March 3, 2021
Jeffrey Albers

/s/ Michael W. Bonney	Director	March 3, 2021
Michael W. Bonney

/s/ Bruce Booth, D.Phil.	Director	March 3, 2021
Bruce Booth, D.Phil.

/s/ Alexis A. Borisy	Director	March 3, 2021
Alexis A. Borisy

/s/ Blake Byers, Ph.D	Director	March 3, 2021
Blake Byers, Ph.D

/s/ Thomas O. Daniel, M.D.	Director	March 3, 2021
Thomas O. Daniel, M.D.

/s/ Alison F. Lawton	Director	March 3, 2021
Alison F. Lawton

/s/ Anne M. McGeorge	Director	March 3, 2021
Anne M. McGeorge

/s/ Amy L. Ronneberg	Director	March 3, 2021
Amy L. Ronneberg

/s/ David T. Scadden, M.D.	Director	March 3, 2021
David T. Scadden, M.D.