Form 10-Q
period 2021-03-31
Magenta Therapeutics, Inc.
filed 2021-05-06
CIK 1690585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, there were 48,610,659 shares of Common Stock, $0.001 par value per share, outstanding.

Magenta Therapeutics, Inc.

RISK FACTOR SUMMARY
The risk factors detailed in “Item 1A. Risk Factors” in this Quarterly Report on Form
10-Q
are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

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

•
It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection. If we are unable to obtain and maintain sufficient intellectual property protection for MGTA- 145, any of our other current or any future product candidates, or our technologies, we may not be able to compete effectively in our markets.

•	Our future success depends in part upon our ability to attract and retain highly skilled personnel, including the members of our executive team and key scientific and medical personnel employees.

•	Changes in tax law could adversely affect our business and financial condition.
This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in this Quarterly Report on Form
10-Q.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Magenta Therapeutics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$49,289	$58,152
Marketable securities	82,999	90,683
Prepaid expenses and other current assets	2,808	2,692

Total current assets	135,096	151,527
Restricted cash	1,780	1,780
Property and equipment, net	7,744	8,312

Total assets	$144,620	$161,619

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,114	$3,760
Accrued expenses and other current liabilities	7,092	7,670

Total current liabilities	9,206	11,430
Deferred rent	6,355	6,283

Total liabilities	15,561	17,713

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 48,603,205 shares issued and outstanding as of March 31, 2021 and 48,541,601 shares issued and 48,533,135 shares outstanding as of December 31, 2020	49	49
Additional paid-in capital	400,921	398,311
Accumulated other comprehensive income (loss)	9	(23)
Accumulated deficit	(271,920)	(254,431)

Total stockholders’ equity	129,059	143,906

Total liabilities and stockholders’ equity	$144,620	$161,619

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$11,728	$13,963
General and administrative	6,969	7,281

Total operating expenses	18,697	21,244

Loss from operations	(18,697)	(21,244)
Interest and other income, net	1,208	1,233

Net loss	$(17,489)	$(20,011)

Net loss per share, basic and diluted	$(0.36)	$(0.51)

Weighted average common shares outstanding, basic and diluted	48,567,106	39,364,437

Comprehensive loss:
Net loss	$(17,489)	$(20,011)
Other comprehensive income:
Unrealized gains on marketable securities	32	355

Total other comprehensive income	32	355

Total comprehensive loss	$(17,457)	$(19,656)

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Three Months Ended March 31, 2021
Balances at December 31, 2020	48,533,135	$49	$398,311	$(23)	$(254,431)	$143,906
Vesting of restricted stock	8,466	—	—	—	—	—
Issuance of common stock upon exercise of stock options	61,604	—	418	—	—	418
Stock-based compensation expense	—	—	2,192	—	—	2,192
Unrealized gains on marketable securities	—	—	—	32	—	32
Net loss	—	—	—	—	(17,489)	(17,489)

Balances at March 31, 2021	48,603,205	$49	$400,921	$9	$(271,920)	$129,059

	Three Months Ended March 31, 2020
Balances at December 31, 2019	39,260,532	$39	$320,641	$8	$(179,495)	$141,193
Vesting of restricted stock	64,626	—	—	—	—	—
Issuance of common stock upon exercise of stock options	129,477	—	1,124	—	—	1,124
Stock-based compensation expense	—	—	2,740	—	—	2,740
Unrealized gains on marketable securities	—	—	—	355	—	355
Net loss	—	—	—	—	(20,011)	(20,011)

Balances at March 31, 2020	39,454,635	$39	$324,505	$363	$(199,506)	$125,401

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,489)	$(20,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,192	2,740
Depreciation and amortization expense	474	493
Loss on disposal of property and equipment	90	—
Net amortization of premiums on marketable securities	216	14
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(105)	1,388
Accounts payable	(1,646)	1,135
Accrued expenses and other current liabilities	(578)	(2,547)
Deferred rent	72	131

Net cash used in operating activities	(16,774)	(16,657)

Cash flows from investing activities:
Purchases of property and equipment	(7)	(131)
Purchases of marketable securities	—	(4,974)
Maturities of marketable securities	7,500	30,500

Net cash provided by investing activities	7,493	25,395

Cash flows from financing activities:
Proceeds from exercise of common stock options	418	1,124

Net cash provided by financing activities	418	1,124

Net increase (decrease) in cash, cash equivalents and restricted cash	(8,863)	9,862
Cash, cash equivalents and restricted cash at beginning of period	59,932	66,851

Cash, cash equivalents and restricted cash at end of period	$51,069	$76,713

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
In June 2020, the Company issued and sold 8,625,000 shares of its common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on
public offering at a public offering price of $8.00 per share, resulting in net proceeds of $64.6 million after deducting underwriting discounts and commissions and other offering expenses.
The Company has a shelf registration statement on Form
S-3
(the “Shelf”) on file with the Securities and Exchange Commission (the “SEC”), which covers the offering, issuance and sale of up to an aggregate of $350.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in
“at-the-market”
offerings under the Shelf (the “ATM Program”). The Shelf was declared effective by the SEC on August 19, 2019. As of March 31, 2021, no sales have been made pursuant to the ATM Program.
The Company has incurred recurring losses since inception, including net losses of $17.5 million and $74.9 million for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. As of March 31, 2021, the Company had an accumulated deficit of $271.9 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.
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
Unaudited Interim Financial Information
The consolidated balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form
10-K,
on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2021 and consolidated results of operations for the three months ended March 31, 2021 and 2020 and consolidated cash flows for the three months ended March 31, 2021 and 2020 have been made. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 202
1
or any other interim period.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from trans
a
ctions and economic events other than those with stockholders. For the three months ended March 31, 2021 and 2020, the Company’s only element of other comprehensive income (loss) was unrealized gains (losses) on marketable securities.
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
The Company reported a net loss for the three months ended March 31, 2021 and 2020. The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of March 31,
	2021	2020
Stock options to purchase common stock	6,034,047	5,867,447
Unvested restricted common stock and units	490,000	134,104
Shares of common stock issuable under Employee Stock Purchase Plan	15,343	4,015

	6,539,390	6,005,566

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

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
3. Fair Value of Financial Assets
As of March 31, 2021, marketable securities by security type consisted of (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury notes (due within one year)	$82,990	$9	$—	$82,999

Total	$82,990	$9	$—	$82,999

As of December 31, 2020, marketable securities by security type consisted of (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury notes (due within one year)	$90,706	$—	$(23)	$90,683

Total	$90,706	$—	$(23)	$90,683

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$49,115	$—	$—	$49,115
Marketable securities:
U.S. treasury notes	—	82,999	—	82,999

Total	$49,115	$82,999	$—	$132,114

1
2

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$43,182	$—	$—	$43,182
U.S. treasury notes	—	14,999	—	14,999
Marketable securities:
U.S. treasury notes	—	90,683	—	90,683

Total	$43,182	$105,682	$—	$148,864

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued external research and development expenses	$2,754	$2,662
Accrued payroll and related expenses	1,154	3,107
Accrued professional fees	975	693
Deferred rent, current portion	555	555
Accrued lease-related expenses	1,372	347
Accrued other	282	306

	$7,092	$7,670

5. Stock-Based Awards
2018 Stock Option and Incentive Plan
The Company grants stock-based awards under the Magenta Therapeutics, Inc. 2018 Stock O
p
tion and Incentive Plan (the “2018 Plan”). The Company also has outstanding stock options under the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan, as amended (the “2016 Plan”), but is no longer granting awards under the 2016 Plan. As of March 31, 2021, 3,776,208 shares of common stock were available for issuance under the 2018 Plan.
2019 Employee Stock Purchase Plan
Employees may elect to participate in The Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85%
of the lower of the fair market value of the common stock on the offering date or the exercise date. The six-month offering periods begin in December and June of each year. During the three months ended March 31, 2021 and 2020, there were no shares of common stock purchased under the ESPP. As of March 31, 2021,
150,824 shares remained available for issuance under the ESPP.
Grant of Stock Options
During the three months ended March 31, 2021, the Company granted options to certain employees with service-based vesting conditions for the purchase of 771,074 shares of common stock with a weighted average grant date fair value of $7.33 per share.
Grant of Performance Restricted Stock Units
During the three months ended March 31, 2021, the Company granted
180,000
performance-based restricted stock units to certain employees with a weighted average grant date fair value of $
10.80
per share. These performance-based restricted stock units vest upon the occurrence of certain operational and financial events. At the achievement of the performance-based vesting criteria, each performance-based restricted stock unit entitles the holder to a specified number of shares of common stock.

1
3

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Stock-Based Compensation
Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$945	$1,022
General and administrative expenses	1,247	1,718

	$2,192	$2,740

As of March 31, 2021, unrecognized compensation expense related to unvested share-based awards with service-based vesting conditions was
$20.3
million, which is expected to be recognized over a weighted average period of 2.7
years. Additionally, the Company had unrecognized compensation cost of
$
2.8

million related to the unvested performance restricted stock units for which the performance conditions are not considered probable of achievement as of March 31, 2021.
6. Commitments and Contingencies
Leases
In May 2018, the Company entered into a sublease, as amended, for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company is obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the leased premises. In connection with the sublease, as amended, the sublandlord funded
 $5.2 million in tenant improvements to the leased facility during 2019. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the consolidated balance sheets at March 31, 2021 and December 31, 2020.
As of March 31, 2021 and December 31, 2020, the Company had long-term deferred rent of $6.4 million and $
6.3
 million, respectively, related to lease incentives and payment escalations. As of March 31, 2021 and December 31, 2020, the short-term portion of deferred rent of $0.6 million for each period was included in accrued expenses and other current liabilities. The Company recorded rent expense of $1.5 million during each of the three months ended March 31, 2021 and 2020.
As of March 31, 2021, the future minimum lease payments due under the noncancelable operating lease is as follows (in thousands):

Remainder of 2021 (nine months)	$4,597
2022	6,375
2023	6,734
2024	7,100
2025	7,455
Thereafter	17,444

$49,705

In the fourth quarter of 2018, the Company entered into two
two-year
sub-subleases
of approximately 27,000 square feet of office space in Cambridge, Massachusetts which were both set to expire in the fourth quarter of 2020.
In the third quarter of 2020, the Company amended each of the sub-subleases to extend their expirations to July 2021 and April 2022, respectively. As of March 31, 2021, the remaining base rent payments due to the Company under the amended sub-subleases was
$1.7 million. The Company recorded other income of $1.2 million and $0.7 million during the three months ended March 31, 2021 and 2020, respectively, related to these sub-subleases.

1
4

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Collaboration Agreement
In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company may pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. During the three months ended March 31, 2021 and 2020, the Company recorded $0.4 million and less than $0.1 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support.
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
and
country-by-country
basis, up to a maximum of 20% on net sales of products licensed under the agreement. As of March 31, 2021, no milestones related to the Novartis License have been met.
The Company has agreements with third parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies, it may be subject to additional fees and milestone payments. During the three months ended March 31, 2021 and 2020, the
 Company did not incur any expense related to these licenses.

Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2021.
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

1
5

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
National Marrow Donor Program (as successor in interest to Be The Match BioTherapies Collection Services, LLC (formerly known as Be The Match BioTherapies, LLC))
Effective March 2018, Amy Lynn Ronneberg, the then serving President of Be The Match BioTherapies, LLC, became a member of the Company’s board of directors and subsequently was appointed Chief Executive Officer of the National Marrow Donor Program/Be The Match, or NMDP/Be The Match, organization in June 2020. The Company has collaboration agreements with the National Marrow Donor Program (as successor in interest to Be The Match BioTherapies Collection Services, LLC (formerly known as Be The Match BioTherapies, LLC)) and a research agreement with an affiliated organization, Center for International Blood and Marrow Transplant Research. In addition, in June 2020, the Company entered into a clinical collaboration agreement with NMDP/Be The Match to evaluate the potential utility of
MGTA-145
for mobilizing and collecting hematopoietic stem cells from donors in a single day and then using them for allogeneic transplants in patients. Under the terms of this agreement, the Company shall fund up to fifty percent of NMDP/Be The Match clinical trial costs and provide the trial drugs which will be included in research and development expense.
For the three months ended March 31, 2021 and 2020, the Company recorded expense of $0.1 million and $0.2 million, respectively, related to these agreements. As of March 31, 2021 and December 31, 2020, amounts on the balance sheet related to these agreements were $0.1 million and less than $0.1 million, which amounts were included in accounts payable and accrued expenses and other current liabilities and less than $0.1 million as of March 31, 2021 and December 31, 2020, which amounts were included in prepaid expenses and other current assets.

1
6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD LOOKING STATEMENTS
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
We are experiencing operational and other challenges as a result of the novel coronavirus, or
COVID-19,
global pandemic, which could delay or halt the development of our product candidates. See “Item 1A. Risk Factors” for further discussion of the current and expected impact on our business and product candidates.
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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $17.5 million and $74.9 million for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $271.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:

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
As of March 31, 2021, we had cash, cash equivalents and marketable securities of $132.3 million. Based on our operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. See “—Liquidity and Capital Resources.”
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
for the year ended December 31, 2020, on file with the SEC, the following involve the most judgment and complexity:

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
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$11,728	$13,963	$(2,235)
General and administrative	6,969	7,281	(312)

Total operating expenses	18,697	21,244	(2,547)

Loss from operations	(18,697)	(21,244)	2,547
Interest and other income, net	1,208	1,233	(25)

Net loss	$(17,489)	$(20,011)	$2,522

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$2,355	$3,791	$(1,436)
Mobilization	1,010	1,294	(284)
Cell Therapy	399	1,800	(1,401)
Unallocated expenses:
Personnel related (including stock-based compensation)	4,540	4,172	368
Consultant (including stock-based compensation)	237	334	(97)
Facility related and other	3,187	2,572	615

Total research and development expenses	$11,728	$13,963	$(2,235)

Expenses related to our conditioning program decreased primarily due to a decrease in manufacturing costs as we completed our GMP manufacturing process to support the submission of an investigational new drug application anticipated in mid-2021
and future clinical trials. The decrease in expenses related to our mobilization program was primarily due to a decrease in clinical trial costs for our
MGTA-145
Phase 1 clinical trials which were completed in the first quarter of 2020, partially offset by Phase 2 clinical trial start-up
costs incurred during the three months ended March 31, 2021. Expenses related to our cell therapy program decreased primarily due to the discontinuance of enrollment in our Phase 2 trial in inherited metabolic diseases in June 2020.
The increase in facility related and other was primarily due to higher operating costs related to our Cambridge, Massachusetts facility.

General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$3,270	$3,834	$(564)
Professional and consultant	1,762	1,846	(84)
Facility related and other	1,937	1,601	336

Total general and administrative expenses	$6,969	$7,281	$(312)

The decrease in personnel related costs was primarily due to a decrease in stock-based compensation. Personnel related costs for the three months ended March 31, 2021 and 2020 included stock-based compensation expense of $1.2 million and $1.7 million, respectively.
The increase in facility related and other was primarily due to higher operating costs related to our Cambridge, Massachusetts facility.
Interest and Other Income, Net
Interest income and other income, net for the three months ended March 31, 2021 consisted primarily of sublease income of $1.2 million and interest income of less than $0.1 million. Interest income and other income, net for the three months ended March 31, 2020 consisted primarily of sublease income of $0.7 million and interest income of $0.5 million. The increase in sublease income of $0.5 million was due to higher sublessor operating expenses. The decrease in interest income was primarily due to lower interest rates on invested balances.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. In June 2018, we completed an initial public offering of our common stock resulting in net proceeds of $89.9 million after deducting underwriting discounts and commissions and other offering expenses. In May 2019, we completed a follow-on
public offering resulting in net proceeds of $60.3 million after deducting underwriting discounts and commissions and other offering expenses. In June 2020, we issued and sold 8,625,000 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on
public offering at a public offering price of $8.00 per share, resulting in net proceeds of $64.6 million after deducting underwriting discounts and commission and other offering expenses.
On August 8, 2019, we filed a shelf registration statement on Form
S-3,
or Shelf, with the Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of our common stock from time to time in
“at-the-market”
offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on August 19, 2019. As of March 31, 2021, no sales have been made pursuant to the ATM Program.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(16,774)	$(16,657)
Cash provided by investing activities	7,493	25,395
Cash provided by financing activities	418	1,124

Net increase (decrease) in cash, cash equivalents and restricted cash	$(8,863)	$9,862

Operating Activities
During the three months ended March 31, 2021, operating activities used $16.8 million of cash, primarily resulting from our net loss of $17.5 million and net cash used by changes in our operating assets and liabilities of $2.3 million, partially offset by non-cash
charges of $3.0 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a decrease of $2.2 million in accounts payable and accrued expenses and other current liabilities.
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
Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in both periods were generally due to the timing of vendor invoicing and payments.
Investing Activities
During the three months ended March 31, 2021, net cash provided by investing activities was primarily attributable to maturities of marketable securities of $7.5 million.
During the three months ended March 31, 2020, net cash provided by investing activities was primarily attributable to net maturities of marketable securities of $25.5 million, partially offset by purchases of property and equipment of $0.1 million.
Financing Activities
During the three months ended March 31, 2021 and 2020, net cash provided by financing activities was $0.4 million and $1.1 million, respectively, consisting of proceeds from the exercise of stock options.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $132.3 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our President and Chief Executive Officer) and Principal Financial Officer (our Chief Financial and Operating Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
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
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.
Set forth below are the risks that we believe are material to our investors and they should be carefully considered. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and other factors not presently known to us or that we currently believe are immaterial may affect our business, prospects, financial condition and results of operations if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in this Quarterly Report on Form
10-Q
.
Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form
10-K
for the year ended December 31, 2020 filed with the SEC on March 3, 2021.
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

•
The
COVID-19
pandemic has had, and will likely continue to have, an adverse impact on various aspects of our ongoing clinical trials, including our investigator-initiated trial, and on pre-clinical
studies and clinical trials, including investigator-initiated trials. For example, we are staggering the initiation of our Phase 2 trials for
MGTA-145
over the course of 2021 due to the clinical trial impacts from
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
We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of stem cell transplant to more patients and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the quarter ended March 31, 2021 and the years ended December 31, 2020 and 2019, we reported net losses of $17.5 million, $74.9 million and $76.8 million, respectively. As of March 31, 2021, we had an accumulated deficit of $271.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash (including the net proceeds from our initial public offering, or IPO, and our follow-on
public offerings in May 2019 and June 2020) to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the U.S., the European Union and certain other markets. As of March 31, 2021, we had approximately $132.3 million in cash, cash equivalents and marketable securities. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
Our ongoing and planned clinical trials or those of our collaborators may reveal significant adverse events not seen in our preclinical and clinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
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
We may experience delays in completing our preclinical studies and initiating or completing clinical trials. For example, we are staggering the initiation of our Phase 2 trials for
MGTA-145
over the course of 2021 due to the clinical trial impacts from
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
The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for their product candidates. Even if we complete clinical development of
MGTA-145
or any other product candidates, there can be no assurance that the FDA, EMA, or other regulatory authorities will approve
MGTA-145
or any other product candidates for marketing. Additionally, as of June 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the
COVID-19
pandemic in line with its user fee performance goals, however, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval
inspection or an inspection of clinical sites is required and, due to the
COVID-19
pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.
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
In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies, we will be competing with a number of smaller biotechnology companies. We are aware that collaborations between smaller companies and larger established companies may compete with our programs. Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be directly competitive with our programs and product candidates. For additional information regarding our competition, see “Item 1. Business – Competition” in our most recent Annual Report on Form
10-K.
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
Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions are suspended from May 1, 2020 through March 31, 2021 due to the
COVID-19
pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Separately, in response to the
COVID-19
pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site
inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies, such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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
As of March 31, 2021, we had 67 full-time employees. As our development, manufacturing and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
Our competitors include companies focused on developing technologies to improve the distinct steps of stem cell transplant. In addition, we anticipate competing with the largest pharmaceutical companies in the world, which have greater financial and human resources than we currently have. For additional information regarding our competition, see “Item 1. Business – Competition” in our most recent Annual Report on Form
10-K.
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
Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 55% of our capital stock as of March 31, 2021. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.
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
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have granted equity awards that vest over time or vest upon the achievement of certain pre-established
milestones. The value to employees of equity awards may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these agreements provide for at-will
employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level
and senior managers as well as junior,
mid-level
and senior scientific and medical personnel.
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
At March 31, 2021, we had $132.3 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
(c) Issuer Purchases of Equity Securities
None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated April 2, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.1*#	Employment Agreement by and between the Registrant and Stephen F. Mahoney, effective November 9, 2020.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101SCH*	Inline XBRL Taxonomy Extension Schema Document.

101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
**	Furnished herewith.
#	Represents management compensation plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGENTA THERAPEUTICS, INC.

Date: May 6, 2021	By:	/s/ Stephen Mahoney
Stephen Mahoney
Chief Financial and Operating Officer
(Principal Financial and Accounting Officer)