Form 10-Q
period 2021-06-30
Magenta Therapeutics, Inc.
filed 2021-08-05
CIK 1690585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2021, there were 58,567,273 shares of Common Stock, $0.001 par value per share, outstanding.

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

•
Although we have initiated and conducted clinical trials for some of our product candidates, including
MGTA-145,
we have not yet demonstrated the ability to successfully advance our clinical trials for our product candidates through the final regulatory processes, including
MGTA-117
which is currently on clinical hold, and obtain marketing approvals for such products or conduct sales and marketing activities necessary for successful commercialization.

•	If we are unable to obtain regulatory approval for MGTA-145, MGTA-117 or any other product candidates that we may identify or develop, our business will be substantially harmed.

•	We have not yet demonstrated an ability to manufacture or process drug product on a commercial-scale and may not be able to do so for any of our product candidates.

•
The results of earlier studies and interim data from our ongoing studies may not be predictive of future clinical trial results, and we may fail to establish an adequate safety or efficacy profile to conduct advanced clinical trials or obtain regulatory approval for
MGTA-145
or any other product candidates that we may pursue.

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

•
We rely, and expect to continue to rely, on third parties to manufacture our clinical product supplies, and we intend to rely on third parties to produce and process our product candidates, if approved.

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
Magenta Therapeutics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$155,034	$58,152
Marketable securities	52,771	90,683
Prepaid expenses and other current assets	2,381	2,692

Total current assets	210,186	151,527
Restricted cash	1,780	1,780
Property and equipment, net	8,412	8,312

Total assets	$220,378	$161,619

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,933	$3,760
Accrued expenses and other current liabilities	8,150	7,670

Total current liabilities	11,083	11,430
Deferred rent	6,403	6,283

Total liabilities	17,486	17,713

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 58,508,735 shares issued and outstanding as of June 30, 2021 and 48,541,601 shares issued and 48,533,135 shares outstanding as of December 31, 2020	59	49
Additional paid-in capital	491,679	398,311
Accumulated other comprehensive income (loss)	2	(23)
Accumulated deficit	(288,848)	(254,431)

Total stockholders’ equity	202,892	143,906

Total liabilities and stockholders’ equity	$220,378	$161,619

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$11,129	$12,610	$22,857	$26,573
General and administrative	6,481	7,402	13,450	14,683

Total operating expenses	17,610	20,012	36,307	41,256

Loss from operations	(17,610)	(20,012)	(36,307)	(41,256)
Interest and other income, net	682	933	1,890	2,166

Net loss	$(16,928)	$(19,079)	$(34,417)	$(39,090)

Net loss per share, basic and diluted	$(0.32)	$(0.48)	$(0.67)	$(0.99)

Weighted average common shares outstanding, basic and diluted	53,705,289	39,611,837	51,150,391	39,488,137

Comprehensive loss:
Net loss	$(16,928)	$(19,079)	$(34,417)	$(39,090)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(7)	(210)	25	145

Total other comprehensive income (loss)	(7)	(210)	25	145

Total comprehensive loss	$(16,935)	$(19,289)	$(34,392)	$(38,945)

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Three Months Ended June 30, 2021
Balances at March 31, 2021	48,603,205	$49	$400,921	$9	$(271,920)	$129,059
Issuance of common stock upon private investment, net of offering costs	9,599,998	10	86,087	—	—	86,097
Issuance of common stock upon exercise of stock options	291,543	—	2,451	—	—	2,451
Issuance of common stock under Employee Stock Purchase Plan	13,989	—	86	—	—	86
Stock-based compensation expense	—	—	2,134	—	—	2,134
Unrealized losses on marketable securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(16,928)	(16,928)

Balances at June 30, 2021	58,508,735	$59	$491,679	$2	$(288,848)	$202,892

	Three Months Ended June 30, 2020
Balances at March 31, 2020	39,454,635	$39	$324,505	$363	$(199,506)	$125,401
Issuance of common stock upon public offering net of underwriting discounts, commissions and offering costs	8,625,000	9	64,554	—	—	64,563
Vesting of restricted stock	61,047	—	—	—	—	—
Issuance of common stock upon exercise of stock options	94,877	—	693	—	—	693
Issuance of common stock under Employee Stock Purchase Plan	5,653	—	42	—	—	42
Stock-based compensation expense	—	—	2,504	—	—	2,504
Unrealized losses on marketable securities	—	—	—	(210)	—	(210)
Net loss	—	—	—	—	(19,079)	(19,079)

Balances at June 30, 2020	48,241,212	$48	$392,298	$153	$(218,585)	$173,914

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands, except share data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Six Months Ended June 30, 2021
Balances at December 31, 2020	48,533,135	$49	$398,311	$(23)	$(254,431)	$143,906
Issuance of common stock upon private investment, net of offering costs	9,599,998	10	86,087	—	—	86,097
Vesting of restricted stock	8,466	—	—	—	—	—
Issuance of common stock upon exercise of stock options	353,147	—	2,869	—	—	2,869
Issuance of common stock under Employee Stock Purchase Plan	13,989	—	86	—	—	86
Stock-based compensation expense	—	—	4,326	—	—	4,326
Unrealized gains on marketable securities	—	—	—	25	—	25
Net loss	—	—	—	—	(34,417)	(34,417)

Balances at June 30, 2021	58,508,735	$59	$491,679	$2	$(288,848)	$202,892

	Six Months Ended June 30, 2020
Balances at December 31, 2019	39,260,532	$39	$320,641	$8	$(179,495)	$141,193
Issuance of common stock upon public offering net of underwriting discounts, commissions and offering costs	8,625,000	9	64,554	—	—	64,563
Vesting of restricted stock	125,673	—	—	—	—	—
Issuance of common stock upon exercise of stock options	224,354	—	1,817	—	—	1,817
Issuance of common stock under Employee Stock Purchase Plan	5,653	—	42	—	—	42
Stock-based compensation expense	—	—	5,244	—	—	5,244
Unrealized gains on marketable securities	—	—	—	145	—	145
Net loss	—	—	—	—	(39,090)	(39,090)

Balances at June 30, 2020	48,241,212	$48	$392,298	$153	$(218,585)	$173,914

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(34,417)	$(39,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,326	5,244
Depreciation and amortization expense	953	988
Loss on disposal of property and equipment	90	—
Net amortization of premiums on marketable securities	437	63
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	311	738
Accounts payable	(1,996)	(238)
Accrued expenses and other current liabilities	402	(3,805)
Deferred rent	120	238

Net cash used in operating activities	(29,774)	(35,862)

Cash flows from investing activities:
Purchases of property and equipment	(118)	(167)
Purchases of marketable securities	—	(4,974)
Maturities of marketable securities	37,500	45,500

Net cash provided by investing activities	37,382	40,359

Cash flows from financing activities:
Proceeds from private investment	86,400	—
Proceeds from public offerings, net of underwriting discounts and commissions	—	64,860
Payments of offering costs	(81)	—
Proceeds from exercise of common stock options	2,869	1,817
Proceeds from issuance of common stock under Employee Stock Purchase Plan	86	42

Net cash provided by financing activities	89,274	66,719

Net increase in cash, cash equivalents and restricted cash	96,882	71,216
Cash, cash equivalents and restricted cash at beginning of period	59,932	66,851

Cash, cash equivalents and restricted cash at end of period	$156,814	$138,067

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$1,025	$—
Offering costs included in accounts payable and accrued expenses	$222	$297
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
In May 2021, the Company issued and sold 9,599,998 shares of its common stock in a private placement at a purchase price of $9.00 per share, resulting in net proceeds of $86.1 million, after deducting offering expenses. In connection with the private placement, the Company filed a resale registration statement with the Securities and Exchange Commission (the “SEC”) in June 2021 to register the resale of these shares by the purchasers in the private placement.
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
(the “Shelf”) on file with the SEC, which covers the offering, issuance and sale of up to an aggregate of $350.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in
“at-the-market”
offerings under the Shelf (the “ATM Program”). The Shelf was declared effective by the SEC on August 19, 2019. As of June 30, 2021, no sales have been made pursuant to the ATM Program.
The Company has incurred recurring losses since inception, including net losses of $34.4 million and $74.9 million for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. As of June 30, 2021, the Company had an accumulated deficit of $288.8 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.
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
Unaudited Interim Financial Information
The consolidated balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form
10-K,
on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2021 and consolidated results of operations for the three and six months ended June 30, 2021 and 2020 and consolidated cash flows for the six months ended June 30, 2021 and 2020 have been made. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021 or any other interim period.
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

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements by applying a two-step
process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not
to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties
.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2021 and 2020, the Company’s only element of other comprehensive income (loss) was unrealized gains (losses) on marketable securities.
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
The Company reported a net loss for the three and six months ended June 30, 2021 and 2020. The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of June 30,
	2021	2020
Stock options to purchase common stock	6,115,903	5,809,118
Unvested restricted common stock and units	510,000	68,245
Shares of common stock issuable under Employee Stock Purchase Plan	11,238	8,213

	6,637,141	5,885,576

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
3. Fair Value of Financial Assets
As of June 30, 2021, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$52,769	$2	$—	$52,771

Total	$52,769	$2	$—	$52,771

As of December 31, 2020, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$90,706	$—	$(23)	$90,683

Total	$90,706	$—	$(23)	$90,683

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$154,973	$—	$—	$154,973
Marketable securities:
U.S. treasury notes	—	52,771	—	52,771

Total	$154,973	$52,771	$—	$207,744

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$43,182	$—	$—	$43,182
U.S. treasury notes	—	14,999	—	14,999
Marketable securities:
U.S. treasury notes	—	90,683	—	90,683

Total	$43,182	$105,682	$—	$148,864

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued external research and development expenses	$3,412	$2,662
Accrued payroll and related expenses	2,121	3,107
Accrued professional fees	999	693
Deferred rent, current portion	555	555
Accrued lease-related expenses	803	347
Accrued other	260	306

	$8,150	$7,670

5. Stock-Based Awards
2018 Stock Option and Incentive Plan
The Company grants stock-based awards under the Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). The Company also has outstanding stock options under the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan, as amended (the “2016 Plan”), but is no longer granting awards under the 2016 Plan. As of June 30, 2021, 3,382,809 shares of common stock were available for issuance under the 2018 Plan.
2019 Employee Stock Purchase Plan
Employees may elect to participate in The Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. The six-month offering
periods begin in December and June of each year. During the six months ended June 30, 2021, 13,989 shares of common stock were purchased under the ESPP at a purchase price per share of $6.15. During the six months ended June 30, 2020, 5,653 shares of common stock were purchased under the ESPP at a purchase price per share of $7.51. As of June 30, 2021, 136,835 shares remained available for issuance under the ESPP.
Grant of Stock Options
During the six months ended June 30, 2021, the Company granted options to certain employees and directors
with service-based vesting conditions for the purchase of 1,550,116 shares of common stock with a weighted average grant date fair value of $7.56 per share.
Grant of Performance Restricted Stock Units
During the six months ended June 30, 2021, the Company granted 260,000 performance-based restricted stock units to certain employees with a weighted average grant date fair value of $10.84 per share. These performance-based restricted stock units vest upon the occurrence of certain operational and financial events. At the achievement of the performance-based vesting criteria, each performance-based restricted stock unit entitles the holder to a specified number of shares of common stock.

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Stock-Based Compensation
Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$996	$780	$1,941	$1,802
General and administrative expenses	1,138	1,724	2,385	3,442

	$2,134	$2,504	$4,326	$5,244

As of June 30, 2021, unrecognized compensation expense related to unvested share-based awards with service-based vesting conditions was $21.4 million, which is expected to be recognized over a weighted average period of 2.7 years. Additionally, the Company had unrecognized compensation cost of $3.4 million related to the unvested performance restricted stock units for which the performance conditions are not considered probable of achievement as of June 30, 2021.
6. Commitments and Contingencies
Leases
In May 2018, the Company entered into a sublease, as amended, for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company is obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the leased premises. In connection with the sublease, as amended, the sublandlord funded $5.2 million in tenant improvements to the leased facility during 2019. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the consolidated balance sheets at June 30, 2021 and December 31, 2020.
As of June 30, 2021 and December 31, 2020, the Company had long-term deferred rent of $6.4 million and $6.3 million, respectively, related to lease incentives and payment escalations. As of June 30, 2021 and December 31, 2020, the short-term portion of deferred rent of $0.6 million for each period was included in accrued expenses and other current liabilities. The Company recorded rent expense of $1.6 million during each of the three months ended June 30, 2021 and 2020. The Company recorded rent expense of $3.1 million during each of the six months ended June 30, 2021 and 2020.
As of June 30, 2021, the future minimum lease payments due under the noncancelable operating lease is as follows (in thousands):

Remainder of 2021 (six months)	$3,097
2022	6,375
2023	6,734
2024	7,100
2025	7,455
Thereafter	17,444

$48,205

In 2018, the Company entered into two
two-year
sub-subleases
of approximately 27,000 square feet of office space in Cambridge, Massachusetts which were both set to expire in the fourth quarter of 2020. In the third quarter of 2020, the Company amended each of the sub-subleases
to extend their expirations to July 2021 and April 2022, respectively. In the second quarter of 2021, the sub-sublease
expiring in July 2021 was further amended to extend the expiration to December 2021. As of June 30, 2021, the remaining base rent payments due to the Company under the amended sub-subleases
was $1.6 million. The Company recorded other income of $0.7 million during each of the three months ended June 30, 2021 and 2020 related to these sub-subleases.
The Company recorded other income of $1.9 million and $1.4 million during the six months ended June 30, 2021 and 2020, respectively, related to these sub-subleases.

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Collaboration Agreement
In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company may pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. During each of the three months ended June 30, 2021 and 2020, the Company recorded less than $0.1 million of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support. During the six months ended June 30, 2021 and 2020, the Company recorded $0.4 million and less than $0.1 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support.
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
and
country-by-country
basis on net sales of products licensed under the agreement. During the three months ended June 30, 2021 and 2020, the Company did not incur any expense related to the achievement of these milestones. During the six months ended June 30, 2021, the Company recorded $0.1 million of expense related to the achievement of one of these milestones. During the six months ended June 30, 2020, the Company did not incur any expense related to the achievement of these milestones.
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
and
country-by-country
basis, up to a maximum of 20% on net sales of products licensed under the agreement. As of June 30, 2021, no milestones related to the Novartis License have been met.
The Company has agreements with third parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies, it may be subject to additional fees and milestone payments. During the three and six months ended June 30, 2021 and 2020, the Company did not incur any expense related to these licenses.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2021.

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
For the three months ended June 30, 2021 and 2020, the Company recorded expense of $0.2 million and less than $0.1 million, respectively, related to these agreements. For the six months ended June 30, 2021 and 2020, the Company recorded expense of $0.3 million and $0.2 million, respectively, related to these agreements. As of June 30, 2021 and December 31, 2020, amounts on the balance sheet related to these agreements were
less than $0.1 million, which amounts were included in accounts payable and accrued expenses and other current liabilities and less than $0.1 million
,
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

•
regulatory actions with respect to our product candidates or our competitors’ products and product candidates, including our ability to develop a bioassay and hold successful discussions with the FDA to resolve the clinical hold placed on our Investigational New Drug Application to initiate a Phase 1/2 clinical trial of
MGTA-117
in patients with acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS;

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
Stem cell transplant, whether autologous or allogeneic, has broad applicability across disease settings, including blood cancers, gene therapies for genetic diseases and autoimmune diseases. It is the current standard of care for certain blood cancers such as AML, MDS, multiple myeloma and non-Hodgkin’s
lymphoma. Hematopoietic stem cell, or HSC, -based gene therapies also rely on the same steps of the stem cell transplant process with an additional step where collected stem cells are gene-corrected or modified to address the underlying disease prior to transplant. Such gene therapy approaches that leverage the stem cell transplant procedure are being investigated by numerous companies in a variety of diseases, including sickle cell disease, beta-thalassemia and lysosomal storage disorders. Autoimmune diseases such as multiple sclerosis and systemic sclerosis may also benefit from resetting the immune system through stem cell transplant.

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
CXCR2 agonist, works in combination with plerixafor, a CXCR4 antagonist, to harness a complementary physiological mechanism for stem cell mobilization. The goal of MGTA-145 is
to be the preferred first-line mobilization option for all patients and donors through rapid, reliable, predictable and safe mobilization and collection of high numbers of functional stem cells. In 2020, we completed a Phase 1 clinical trial in healthy volunteers to evaluate the ability of
MGTA-145,
in combination with plerixafor, to mobilize stem cells. Based on the results of the study, we have advanced the program into three ongoing and planned Phase 2 clinical trials, including an autologous transplant trial in multiple myeloma patients; an allogeneic transplant trial with healthy donor cells collected for transplant in patients with acute myeloid leukemia, myelodysplastic syndromes or acute lymphocytic leukemia, or ALL; and lastly, a planned trial in partnership with bluebird bio, Inc. to mobilize and collect the stem cells of sickle cell disease patients.
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
Magenta is developing a suite of novel antibody drug conjugates, or ADCs, for conditioning, a step in the transplant process that currently relies on the use of systemic chemotherapy agents and radiation. We are seeking to replace these toxic, non-targeted conditioning
agents with targeted ADCs.
Magenta’s lead conditioning program,
MGTA-117,
is designed to selectively deplete stem cells and reduce the need for high-dose or high-intensity chemotherapeutic agents in oncology applications and potentially eliminate the use of busulfan in gene therapy applications.
MGTA-117 targets
CD117, which is highly expressed on the cell surface of HSCs and leukemia cells, making it an ideal target for conditioning across broad sets of diseases, including certain blood cancers, hemoglobinopathies (sickle cell disease and beta-thalassemia) and inherited metabolic disorders.
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
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Net losses were $34.4 million and $74.9 million for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $288.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:

•	initiate, enroll and conduct Phase 2 clinical trials for MGTA-145;

•	initiate and conduct preclinical studies and clinical trials of our product candidates, including MGTA-117;

•	develop any other future product candidates we may choose to pursue;

•	seek marketing approval for any of our product candidates that successfully complete clinical development, if any;

•	maintain compliance with applicable regulatory requirements;

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
As of June 30, 2021, we had cash, cash equivalents and marketable securities of $207.8 million. Based on our operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. See “—Liquidity and Capital Resources.”

Recent Developments
MGTA-117 Updates
On July 21, 2021, we announced that we had received a clinical hold letter from the U.S. Food and Drug Administration, or FDA, related to our Investigational New Drug Application filed in June 2021 to initiate a Phase 1/2 clinical trial of
MGTA-117
in patients with AML and MDS.
The FDA is requiring that we develop an additional bioassay to be used in conjunction with the pharmacokinetics, or PK, and pharmacodynamics, or PD, model to inform dose escalation decisions in addition to safety monitoring. This was the only clinical hold item identified by the FDA and does not relate to the toxicology or manufacturing of
MGTA-117.
We have initiated the development of the bioassay and intend to work closely with the FDA to determine the application of the bioassay for dose escalation. The FDA has indicated its willingness to continue its engagement on this issue through its “Type A” meeting structure, which we anticipate will help facilitate communication and resolution of the clinical hold.
Upon successful resolution of the clinical hold, we anticipate starting the Phase 1/2 dose escalation study and evaluating the safety, PK and PD of MGTA-117 as a single agent with possible anti-tumor therapeutic benefit in a relapsed/refractory AML and MDS patient population. We expect to work with the FDA on an ongoing basis to transition the study to targeted conditioning in the primary target population of HSC transplant-eligible AML and MDS patients after adequate data related to the safety, PK and PD of MGTA-117 have been collected in the relapsed/refractory AML and MDS patient population. As the program progresses, we also plan to explore MGTA-117 as a targeted conditioning agent prior to the delivery of gene-corrected cells associated with ex vivo
gene therapy.
Impact of the
COVID-19
Pandemic
In March 2020,
COVID-19
was declared a pandemic by the World Health Organization. as a result, more than 40 states and certain U.S. territories, including the Commonwealth of Massachusetts where our operations are located, instituted quarantines, restrictions on travel, “stay at home” rules, restrictions on types of businesses that may continue to operate and restrictions on the types of construction projects that may continue. As a result, the
COVID-19
pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.
We have been carefully monitoring the
COVID-19
pandemic and its potential impact on our business and have taken important steps to help ensure the safety of our employees and their families and to reduce the spread of
COVID-19
in the Cambridge community. We have established a work-from-home policy for all employees, as well as safety measures for those using our offices and laboratory facilities that are designed to comply with applicable federal, state and local guidelines instituted in response to the
COVID-19
pandemic. We will continue to assess those measures as
COVID-19-related
guidelines evolve. We have also maintained efficient communication with our partners and clinical sites as the
COVID-19
pandemic has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$11,129	$12,610	$(1,481)
General and administrative	6,481	7,402	(921)

Total operating expenses	17,610	20,012	(2,402)

Loss from operations	(17,610)	(20,012)	2,402
Interest and other income, net	682	933	(251)

Net loss	$(16,928)	$(19,079)	$2,151

Research and Development Expenses

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$2,163	$4,159	$(1,996)
Mobilization	1,282	726	556
Cell Therapy	235	1,799	(1,564)
Unallocated expenses:
Personnel related (including stock-based compensation)	4,767	3,244	1,523
Consultant (including stock-based compensation)	220	306	(86)
Facility related and other	2,462	2,376	86

Total research and development expenses	$11,129	$12,610	$(1,481)

Expenses related to our conditioning program decreased primarily due to a decrease in manufacturing costs as we completed our GMP manufacturing activities to support the submission of an investigational new drug application and future clinical trials. The increase in expenses related to our mobilization program was primarily due to an increase in process development activities to support future manufacturing. Expenses related to our cell therapy program decreased primarily due to the discontinuance of enrollment in our Phase 2 trial in inherited metabolic diseases in June 2020.
The increase in personnel related costs was due primarily to an increase in headcount in our research and development function.
General and Administrative Expenses

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$3,025	$3,724	$(699)
Professional and consultant	1,706	2,042	(336)
Facility related and other	1,750	1,636	114

Total general and administrative expenses	$6,481	$7,402	$(921)

The decrease in personnel related costs was primarily due to a decrease in stock-based compensation. Personnel related costs for the three months ended June 30, 2021 and 2020 included stock-based compensation expense of $1.1 million and $1.7 million, respectively. The decrease in professional and consultant costs was primarily due to lower patent costs.
Interest and Other Income, Net
Interest income and other income, net for the three months ended June 30, 2021 consisted primarily of sublease income of $0.7 million and interest income of less than $0.1 million. Interest income and other income, net for the three months ended June 30, 2020 consisted primarily of sublease income of $0.7 million and interest income of $0.2 million.

Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$22,857	$26,573	$(3,716)
General and administrative	13,450	14,683	(1,233)

Total operating expenses	36,307	41,256	(4,949)

Loss from operations	(36,307)	(41,256)	4,949
Interest and other income, net	1,890	2,166	(276)

Net loss	$(34,417)	$(39,090)	$4,673

Research and Development Expenses

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$4,518	$7,950	$(3,432)
Mobilization	2,292	2,020	272
Cell Therapy	634	3,599	(2,965)
Unallocated expenses:
Personnel related (including stock-based compensation)	9,307	7,416	1,891
Consultant (including stock-based compensation)	457	640	(183)
Facility related and other	5,649	4,948	701

Total research and development expenses	$22,857	$26,573	$(3,716)

Expenses related to our conditioning program decreased primarily due to a decrease in manufacturing costs as we completed our GMP manufacturing activities to support the submission of an investigational new drug application and future clinical trials. Expenses related to our cell therapy program decreased primarily due to the discontinuance of enrollment in our Phase 2 trial in inherited metabolic diseases in June 2020.
The increase in personnel related costs was due primarily to an increase in headcount in our research and development function. The increase in facility related and other was primarily due to higher operating costs related to our Cambridge, Massachusetts facility.
General and Administrative Expenses

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$6,295	$7,558	$(1,263)
Professional and consultant	3,468	3,888	(420)
Facility related and other	3,687	3,237	450

Total general and administrative expenses	$13,450	$14,683	$(1,233)

The decrease in personnel related costs was primarily due to a decrease in stock-based compensation. Personnel related costs for the six months ended June 30, 2021 and 2020 included stock-based compensation expense of $2.4 million and $3.4 million, respectively. The decrease in professional and consultant costs was primarily due to lower patent costs and lower pre-commercialization
activities. The increase in facility related and other was primarily due to higher operating costs related to our Cambridge, Massachusetts facility.

Interest and Other Income, Net
Interest income and other income, net for the six months ended June 30, 2021 consisted primarily of sublease income of $1.9 million and interest income of less than $0.1 million. Interest income and other income, net for the six months ended June 30, 2020 consisted primarily of sublease income of $1.4 million and interest income of $0.8 million. The increase in sublease income of $0.5 million was due to higher sublessor operating expenses. The decrease in interest income was primarily due to lower interest rates on invested balances.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. In June 2018, we completed an initial public offering of our common stock resulting in net proceeds of $89.9 million after deducting underwriting discounts and commissions and other offering expenses. In May 2019, we completed a follow-on
public offering resulting in net proceeds of $60.3 million after deducting underwriting discounts and commissions and other offering expenses. In June 2020, we issued and sold 8,625,000 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on
public offering at a public offering price of $8.00 per share, resulting in net proceeds of $64.6 million after deducting underwriting discounts and commission and other offering expenses. In May 2021, we issued and sold 9,599,998 shares of our common stock in a private placement at a purchase price of $9.00 per share, resulting in net proceeds of $86.1 million, after deducting offering expenses.
On August 8, 2019, we filed a shelf registration statement on Form
S-3,
or Shelf, with the Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of our common stock from time to time in
“at-the-market”
offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on August 19, 2019. As of June 30, 2021, no sales have been made pursuant to the ATM Program.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(29,774)	$(35,862)
Cash provided by investing activities	37,382	40,359
Cash provided by financing activities	89,274	66,719

Net increase in cash, cash equivalents and restricted cash	$96,882	$71,216

Operating Activities
During the six months ended June 30, 2021, operating activities used $29.8 million of cash, primarily resulting from our net loss of $34.4 million and net cash used by changes in our operating assets and liabilities of $1.2 million, partially offset by non-cash
charges of $5.8 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of a decrease of $1.6 million in accounts payable and accrued expenses and other current liabilities, partially offset by a decrease of $0.3 million in prepaid expenses and other current assets.
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

Investing Activities
During the six months ended June 30, 2021, net cash provided by investing activities was primarily attributable to maturities of marketable securities of $37.5 million.
During the six months ended June 30, 2020, net cash provided by investing activities was primarily attributable to net maturities of marketable securities of $40.5 million.
Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $89.3 million consisting of proceeds from the private placement, net of offering costs of $86.3 million and proceeds from the exercise of stock options of $2.9 million.
During the six months ended June 30, 2020, net cash provided by financing activities was $66.7 million, consisting of proceeds from our follow-on
public offering, net of underwriting discounts and commissions, of $64.9 million and proceeds from the exercise of stock options of $1.8 million.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $207.8 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our President and Chief Executive Officer) and Principal Financial Officer (our Chief Financial and Operating Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
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
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Widespread outbreak of illness or other communicable diseases, health epidemics, or any other public health crisis could adversely affect our ongoing or planned research and development activities. For example, the
COVID-19
pandemic has caused widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified and new strains of the virus emerge, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “stay at home” rules, restrictions on types of business that may continue to operate and restrictions on the types of construction projects that may continue.
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

•
The
COVID-19
pandemic has had, and will likely continue to have, an adverse impact on various aspects of our ongoing clinical trials, including our investigator-initiated trial, and on preclinical studies and clinical trials, including investigator-initiated trials. For example, we are staggering the initiation of our Phase 2 trials for
MGTA-145
over the course of 2021 due to the clinical trial impacts from
COVID-19.

•
Other potential impacts of the
COVID-19
pandemic on our various clinical trials include impacts on patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites; federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions; the prioritization of healthcare resources toward pandemic efforts, including diminished attention from physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials; and interruption or delays in the operations of the U.S. Food and Drug Administration, or FDA, among other reasons related to the
COVID-19
pandemic. If the
COVID-19
pandemic continues, other aspects of our clinical trials will likely be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may choose to, or be required to, pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

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

•
We have established a work-from-home policy for all employees, as well as safety measures for those using our offices and laboratory facilities that are designed to comply with applicable federal, state and local guidelines instituted in response to the
COVID-19
pandemic. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

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
We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of stem cell transplant to more patients and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, we reported net losses of $34.4 million, $74.9 million and $76.8 million, respectively. As of June 30, 2021, we had an accumulated deficit of $288.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash (including the net proceeds from our initial public offering, or IPO, our follow-on
public offerings in May 2019 and June 2020 and our private placement of common stock in May 2021) to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the U.S., the European Union and certain other markets. As of June 30, 2021, we had approximately $207.8 million in cash, cash equivalents and marketable securities. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop or may in-license;

•	the cost of milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medical Agency, or EMA, and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities;

•	the cost of seeking to attract, hire and retain skilled personnel; and

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
We are a clinical-stage company. We were founded and commenced operations in June 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, and undertaking preclinical studies and clinical trials. Although we have initiated clinical trials for
MGTA-145
and
MGTA-456,
we have not yet demonstrated an ability to successfully complete clinical trials of our product candidates; obtain marketing approvals; manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf; or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
Each of our programs and product candidates will require additional preclinical and clinical development; regulatory approval, potentially in multiple jurisdictions; obtaining manufacturing supply, capacity and expertise; building of a commercial organization; substantial investment and significant marketing efforts before we generate any revenue from product sales. Our product candidates must be authorized for marketing by the FDA, or certain other foreign regulatory agencies, such as the EMA, before we may commercialize our product candidates in the U.S. or other countries.
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

•	effective IND applications or Clinical Trial Authorizations that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

•	positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;

•	receipt of regulatory approvals from applicable regulatory authorities;

•	establishment of arrangements with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities;

•	successful development of our internal manufacturing processes or transfer to larger-scale facilities operated by either a CMO or by us;

•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;

•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;

•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effective competition against other therapies;

•	establishment and maintenance of healthcare coverage and adequate reimbursement;

•	enforcement and defense of intellectual property rights and claims; and

•	maintenance of a continued acceptable safety profile of our product candidates following approval.
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

•
failure to receive the necessary regulatory approvals or a delay in receiving such approvals, which delays may be caused by, among other things, slow enrollment in clinical trials, length of time to achieve study endpoints, additional time requirements for data analysis, or biologics license application, or BLA, preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data, or unexpected safety or manufacturing issues;

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
Even if we are successful in getting market approval, third-party payers could require us to conduct additional studies, including post-marketing studies related to the cost effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources.
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
It is impossible to predict when or if any product candidates we may develop will prove safe in humans. If any product candidates we develop are associated with serious adverse events, or undesirable side effects, or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects. It is possible that product candidates that initially showed promise in early-stage testing will later have been found to cause side effects that prevent further clinical development of the product candidates.

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
which was designed to deplete hematopoietic stem cells, or HSCs, was generally well tolerated at efficacious doses in non-human
primate studies, we may not be able to ultimately show that
MGTA-117
can deplete HSCs at a safe and effective dose in humans and we may need to delay, abandon or limit these development efforts. Further,
MGTA-117
utilizes an amanitin toxin that has not been tested as an ADC toxin in humans before. Other companies, for example Heidelberg Pharma (whether alone or with third parties), are developing ADCs with amanitin toxins and are expected to enter clinical trials. If such trials encounter safety or efficacy issues, especially if related to the amanitin toxin, then our
MGTA-117
program may be adversely affected.
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
Successful completion of clinical trials is a prerequisite to submitting a BLA, or a new drug application, or NDA, to the FDA, a Marketing Authorization Application to the EMA and similar approval filings to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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
For example, on July 21, 2021, we announced that we had received notice that the FDA had placed our IND for a planned Phase 1/2 clinical trial of
MGTA-117
in patients with acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS, on clinical hold. The FDA is requiring that we develop an additional bioassay to be used in conjunction with the pharmacokinetics/pharmacodynamics model to inform dose escalation decisions in addition to safety monitoring. It will take time for us to develop this bioassay and to meet with the FDA and respond to any additional feedback from the agency. Even if we are able to develop the bioassay, the FDA may not agree that we have done so sufficiently or may disagree with our process for dose escalation. It is possible that we will be unable to fully satisfy the FDA’s requests and, as a result, the FDA may put us on a partial clinical hold or the clinical hold may never be lifted. If the clinical hold is not lifted or if the process takes an extended period of time, our business and prospects may suffer material adverse consequences.
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
Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS. These regulatory authorities may require precautions or contra-indications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we may develop. Any of the foregoing scenarios could materially harm the commercial prospects for any product candidates we may develop and materially adversely affect our business, financial condition, results of operations, and prospects.
Even if we obtain regulatory approval of any of our product candidates, the approved products may be subject to post-approval studies and will remain subject to ongoing regulatory requirements. If we fail to comply, or if concerns are identified in subsequent studies, our approval could be withdrawn, and our product sales could be suspended.
If we are successful at obtaining regulatory approval for
MGTA-145
or any of our other product candidates, regulatory agencies in the U.S. and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical trials that are expensive and time-consuming to conduct. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling, additional postmarket studies or clinical trials, imposition of distribution and use restrictions under a REMS, or withdrawal of the product from the market, which would cause our revenue to decline.
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
The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for their product candidates. Even if we complete clinical development of
MGTA-145
or any other product candidates, there can be no assurance that the FDA, EMA, or other regulatory authorities will approve
MGTA-145
or any other product candidates for marketing. Additionally, as of May 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the
COVID-19
pandemic in line with its user fee performance goals, however, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval
inspection or an inspection of clinical sites is required and, due to the
COVID-19
pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.
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
Interim, preliminary, and “topline” data from our clinical trials that we announce or publish from time to time may change as more patient data become available following the interim data; preliminary data are subject to audit and verification procedures, and deeper analysis of the data beyond the topline data may provide more color and context to the data, all of which could result in material or other changes in the final data.
From time to time, we may disclose interim data from our preclinical studies and clinical trials, which are based on an interim analysis of then-available data from ongoing studies or trials. Interim data from our preclinical studies and clinical trials that we may complete are subject to the risk that one or more of the clinical observations may materially change as patient enrollment continues and more patient data become available from the particular study or trial. As a result, interim data should be viewed with caution until final data are available. Adverse differences between interim data and final data could significantly harm the development of our product candidates and our business prospects with respect thereto.
We may also announce or publish preliminary data from our preclinical studies or clinical trials, which are based on a preliminary analysis of final data. Preliminary data from our preclinical studies and clinical trials are subject to change following a more comprehensive review of the data from the particular preclinical study or trial. We also make assumptions, estimations, calculations and conclusions as part of our preliminary analyses of the data, and we may not have received, or had the opportunity to fully and carefully evaluate, all of the data at the time of making such assumptions, estimations, calculations and/or conclusions. As a result, preliminary data remain subject to audit and verification procedures that may result in the final data being different from the preliminary data we previously announced or published.

We may also announce or publish topline data from our preclinical studies and clinical trials, which are a subset of the total data intended to provide the important results from the study or trial. As a result, deeper analysis of the data beyond the topline data may provide more color and context to the results. Any adverse color and context provided by the broader data to the topline data could significantly harm the development of our product candidate and our business prospects with respect thereto.
Further, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our business prospects. In addition, the information we announce or publish regarding a particular preclinical study or clinical trial may represent only a portion of extensive information generated from that study or trial, and our shareholders or other third parties may not agree with what we determine is material, important or otherwise appropriate information to include in our disclosure.
If the interim, preliminary, or topline data that we report differ materially from final results, or if third parties, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business prospects, operating results or financial condition. Further, announcement of preliminary, interim or topline data by us or differences between that data and the final data could result in volatility in the price of our common stock.
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
Risks Related to Reliance on Third Parties and Manufacturing
We rely on third parties to conduct our preclinical and clinical trials and will rely on them to perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
Although we have recruited a team that has experience with clinical trials, as a company we have relied upon, and plan to continue to rely upon medical institutions, clinical investigators, contract laboratories and other third parties, or our CROs, to conduct preclinical studies and future clinical trials for our product candidates. We expect to rely heavily on these parties for execution of preclinical and future clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our preclinical and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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
We currently rely, and expect to continue to rely, on third parties to manufacture our clinical product supplies, and we intend to rely on third parties to produce and process our product candidates, if approved. This reliance increases the risk that we may not have sufficient quantities of our product candidates or may not be able to produce such quantities at an acceptable cost or quality level, which could delay, prevent or impair our development or commercialization efforts.
We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and, as a result, we rely, and expect to continue to rely, on third parties for the manufacture of our clinical product supplies and product candidates for our clinical development efforts, as well as for the potential commercial manufacture of our product candidates, if approved, and the related label and packaging activities involved in commercialization. We rely on these third parties to produce our clinical product supplies and product candidates at sufficient quality and quantity to support our development and commercialization efforts. Our reliance increases the risk that we will have insufficient quantities of our product candidates or that our product candidates will not be produced at an acceptable cost or quality level, which could delay, prevent or impair our development or commercialization efforts.
Additionally, even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In addition, if we have a dispute with any of our CMOs or should any of our agreements with our CMOs terminate, in particular our agreements with Bachem Americas, Inc. and Heidelberg Pharma, it could disrupt our supply and replacing these CMOS would likely be difficult. In these scenarios, our clinical trials could be delayed significantly as we establish alternative supply sources.

In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up
or alternative supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We cannot provide any assurance that the technology transfer to another CMO will be successful in producing our product candidate in sufficient quantities or of acceptable quality, if at all, or that we or another CMO will produce a comparable product to the satisfaction of the FDA or other comparable regulatory authorities, which could delay, prevent or impair the development or commercialization of our product candidates. In addition, there is typically a transition period when a new CMO commences work. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacture. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.
The facilities used by our CMOs to manufacture our product candidates must be approved and may be inspected by the FDA and other comparable regulatory authorities in connection with the submission of our marketing applications to, and review by, the FDA or other comparable regulatory authorities or based on their work for other clinical trial sponsors. While we provide oversight of manufacturing activities, we do not and will not control the manufacturing process of, and will be completely dependent on, our CMOs for compliance with cGMPs and other regulatory requirements in connection with the manufacture of our product candidates. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other applicable regulatory authorities in other jurisdictions, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. While we may review the compliance history and performance of our CMOs, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable regulatory authorities in other jurisdictions does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.
Our product candidates may compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Furthermore, given the limited number of available manufacturing slots and the long lead times needed to reserve them, manufacturers require monetary commitments in connection with such reservations as well as fees for changes or cancellations in the reserved manufacturing slots. As a result, we may wait to reserve manufacturing slots until we can be informed by data from the clinical trials of our product candidates, which may be several months from the time we request manufacturing slots. Any significant delay in the supply of clinical materials for our product candidates could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates. Alternatively, we may project when we may need additional clinical material for our product candidates and reserve manufacturing time-slots
“at-risk”
prior to our product candidates having generated data from their then current clinical trials. Such projections involve risks and uncertainties and may result in additional costs or delays in manufacturing clinical materials for our product candidates when and if we actually need them.
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

Moreover, if there is a disruption to our manufacturing operations or one or more of our third-party manufacturers’ or suppliers’ relevant operations, such as due to the impact of the
COVID-19
pandemic, including due to staffing shortages or reprioritizations, production slowdowns or stoppages or interruptions in global shipping, the supply of the related product candidate will be delayed until we or such manufacturer or supplier restores the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our preclinical and clinical programs could be materially and adversely impacted if any of the third-party suppliers upon which we rely for preclinical and clinical stage product candidate supply were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our third-party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.
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
In order to conduct clinical trials of
MGTA-145,
and our other current and future product candidates, we will need to work with third-party manufacturers to manufacture them in sufficient quantities. We have not yet manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. Our manufacturing partners or our third-party collaborators may be unable to successfully increase the manufacturing capacity of
MGTA-145
and our other current or future product candidates in a timely or cost-effective manner, or at all. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in therapies that are safe and effective. The process of making these changes could delay, prevent or impair the clinical development or commercialization of our product candidates. In addition, quality issues may arise during scale-up
activities. If our manufacturing partners or collaborators are unable to successfully scale up the manufacture of our current or future product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.
Risks Related to Commercialization
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
In the U.S. and markets in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance. If government and other health care payers were not to provide adequate coverage and reimbursement levels for any of our products if approved, market acceptance and commercial success could be reduced.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.
Prior to the Biden administration, on October 13, 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued they were owed to them. On April 27, 2020, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business.

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
Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions are suspended from May 1, 2020 through December 31, 2021 due to the
COVID-19
pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act. Additionally, on May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization for Medicare Part B drugs, beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.
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
Separately, in response to the
COVID-19
pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval
inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause
inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. The FDA announced plans to continue progress toward resuming standard operational levels in May 2021. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies, such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.
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
Our ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, imposing inflation caps and supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, to enhance the domestic drug supply chain, to reduce the price that the Federal government pays for drugs, and to address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The MFN is currently subject to ongoing litigation. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale,
as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale,
as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale
reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

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
MGTA-456
in the field of
non-gene-edited/-modified
HSCs. In addition, in November 2016, we entered into a license agreement with Harvard University, or Harvard, pursuant to which we were granted a worldwide license to research, develop and commercialize one or more therapeutic products under certain conditioning- and mobilization-related patents and patent applications owned or controlled by Harvard. Furthermore, in March 2018, we entered into a research, development option and license agreement with Heidelberg Pharma Research GmbH, or Heidelberg Pharma, pursuant to which we intend to combine our proprietary antibodies and Heidelberg Pharma’s amanitin conjugates platform. We are dependent on the patents, know-how
and proprietary technology, licensed from Novartis and Harvard. Furthermore, if we commercialize any products utilizing Heidelberg Pharma’s amanitin conjugates platform, we will be dependent on the intellectual property rights we license from Heidelberg Pharma. Any disputes with these licensors or termination of these licenses, or a finding that such intellectual property lacks legal effect, could result in the loss of significant intellectual property rights and could harm our ability to commercialize our current or future product candidates.
Certain of our license agreements, including our agreements with Novartis, Harvard and Heidelberg Pharma, require us to use diligent efforts or meet development thresholds, to maintain the license, including establishing a set timeline for developing and commercializing products. If we fail to comply with any of the obligations under our license agreements, including payment terms and diligence terms, our licensors may have the right to terminate our agreements, in which event we may lose intellectual property rights and may not be able to develop, manufacture, market or sell the products covered by our agreements or may face other penalties under our agreements. In addition, such a termination could result in the licensor reacquiring the intellectual property rights and subsequently enabling a competitor to access the technology. Any such occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of our license agreements or reduction or elimination of our rights under them may result in our having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all, which may mean we are unable to develop or commercialize the affected product candidate or cause us to lose our rights under the agreement. In addition, with respect to our license agreement with Novartis, Novartis has granted an exclusive license to Intellia Therapeutics, Inc., or Intellia, in the field of gene-modified HSCs under the same intellectual property that Novartis licensed to us. Accordingly, such rights are unavailable to us and in prosecuting, maintaining, enforcing and defending the licensed patents, Novartis may make decisions that may not be in our best interest. Moreover, if Novartis or Intellia take any action with respect to the licensed patents that results in a successful challenge to the licensed patents by any third party, such patents may be invalidated or held to be unenforceable and we may lose our rights under such patents, which would harm our business.
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
Third parties may assert that we are employing their proprietary technology without authorization. For example, we are aware of patents and a patent application owned by a third party with claims that could be construed to cover
MGTA-117.
The third party owner of these patents and patent application may seek to allege that our development and commercialization of
MGTA-117
infringes their patent rights and file a patent infringement lawsuit against us in the future. While we believe we would have valid defenses against any such allegation or lawsuit, such defenses may be unsuccessful. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may also be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. Even if we obtained such a license, it may only be non-exclusive,
which would permit third parties to use the same intellectual property and compete with us. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, we may be unable to commercialize our product candidates or such efforts may be impaired or delayed, which could in turn significantly harm our business.

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
Risks Related to Our Collaborations with Third Parties
We currently depend, and may in the future continue to depend, on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.
We currently depend, and may in the future continue to depend, on third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, we are working collaboratively with bluebird bio, Inc. for our planned Phase 2 trial of
MGTA-145
plus plerixafor for mobilization and collection of stem cells in patients with sickle cell disease; AVROBIO, Inc., or AVROBIO, to evaluate the potential utility of
MGTA-117
for conditioning patients before they receive one of AVROBIO’s investigational lentiviral gene therapies; and Beam Therapeutics, or Beam, to evaluate the potential utility of
MGTA-117
for conditioning of patients with sickle cell disease and beta-thalassemia receiving Beam’s base editing therapies. In our current collaboration arrangements, and those we may enter into in the future, we have or will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.
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
As of June 30, 2021, we had 78 full-time employees. As our development, manufacturing and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need and are actively recruiting additional managerial, technical, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
We and the third parties with whom we work are increasingly utilizing social media tools as a means of communication both internally and externally, and noncompliance with applicable requirements, policies or contracts due to social media use or negative posts or comments could have an adverse effect on our business.
Social media is increasingly being used to communicate about our clinical development programs and the diseases our therapeutics are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates, if any. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. In addition, our employees or third parties with whom we contract, such as our CROs or CMOs, may knowingly or inadvertently make use of social media in ways that may not comply with legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial patients and others or information regarding our product candidates or clinical trials along with the potential for litigation related to off-label
marketing or other prohibited activities. For example, clinical trial patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, we fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. Furthermore, negative posts or comments about us or our product candidates on social media could seriously damage our reputation, brand image and goodwill. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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
Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 51% of our capital stock as of June 30, 2021. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.
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
At June 30, 2021, we had $207.8 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
Securities class action and derivative lawsuits and other legal proceedings are often brought against companies, which could result in substantial costs and divert management’s attention, and our insurance policies may be inadequate and potentially expose us to unrecoverable risks.
Securities class action and derivative lawsuits and other legal proceedings are often brought against companies following a decline in the market price of their securities. This risk is especially relevant for biopharmaceutical companies, which have experienced significant stock price volatility in recent years. As a result, we may be more susceptible to these types of lawsuits and legal proceedings than other companies with more stable security prices. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business.
We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions and insurance coverage is increasingly expensive. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance and such conditions have resulted in higher premium costs, higher policy deductibles and lower coverage limits. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify; however, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage, and insurers may not respond as we intend to cover insurable events that may occur. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential class action and derivative lawsuits and other legal proceedings or claims often brought against companies following a decline in the market price of their securities, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. =
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
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
Despite the implementation of security measures, our internal computer systems and those of our future CMOs, future CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such a system failure or security breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we may rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including potential lawsuits from patients, collaborators, employees and/or stockholders, and the further development and commercialization of our product candidates could be delayed.
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

•
The federal Physician Payment Sunshine Act of 2010, as amended by the Health Care and Education Reconciliation Act, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to any payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician
providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists & anesthesiologist assistants, and certified nurse-midwives).

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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Initial Public Offering
Not applicable.
(c) Issuer Purchases of Equity Securities
None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated April 2, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.1	Securities Purchase Agreement, among the Registrant and each purchaser party thereto dated May 12, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on May 12, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101SCH*	Inline XBRL Taxonomy Extension Schema Document.

101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGENTA THERAPEUTICS, INC.

Date: August 5, 2021	By:	/s/ Stephen Mahoney
Stephen Mahoney
Chief Financial and Operating Officer (Principal Financial and Accounting Officer)