Form 10-Q
period 2021-09-30
Magenta Therapeutics, Inc.
filed 2021-11-04
CIK 1690585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files
).
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
of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2021, there were 58,777,271 shares of Common Stock, $0.001 par value per share, outstanding.

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

•
Although we have initiated and conducted clinical trials for some of our product candidates, including
MGTA-145,
we have not yet demonstrated the ability to successfully advance our clinical trials for our product candidates through the final regulatory processes and obtain marketing approvals for such products or conduct sales and marketing activities necessary for successful commercialization.

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
MGTA-145,
MGTA-117
or any of our other current or any future product candidates, or our technologies, we may not be able to compete effectively in our markets.

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
Magenta Therapeutics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:

Cash and cash equivalents	$157,539	$58,152
Marketable securities	35,077	90,683
Prepaid expenses and other current assets	3,859	2,692

Total current assets	196,475	151,527
Restricted cash	1,780	1,780
Property and equipment, net	7,981	8,312

Total assets	$206,236	$161,619

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,886	$3,760
Accrued expenses and other current liabilities	8,261	7,670

Total current liabilities	10,147	11,430
Deferred rent	6,401	6,283

Total liabilities	16,548	17,713

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 58,777,271 shares issued and outstanding as of September 30, 2021 and 48,541,601 shares issued and 48,533,135 shares outstanding as of December 31, 2020	59	49
Additional paid-in capital	495,903	398,311
Accumulated other comprehensive income (loss)	1	(23)
Accumulated deficit	(306,275)	(254,431)

Total stockholders’ equity	189,688	143,906

Total liabilities and stockholders’ equity	$206,236	$161,619

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
Operating expenses:
Research and development	$10,795	$11,786	$33,652	38,359
General and administrative	7,450	6,595	20,900	21,278

Total operating expenses	18,245	18,381	54,552	59,637

Loss from operations	(18,245)	(18,381)	(54,552)	(59,637)
Interest and other income, net	818	703	2,708	2,869

Net loss	$(17,427)	$(17,678)	$(51,844)	$(56,768)

Net loss per share, basic and diluted	$(0.30)	$(0.37)	$(0.97)	$(1.34)

Weighted average common shares outstanding, basic and diluted	58,583,476	48,255,353	53,655,314	42,431,874

Comprehensive loss:
Net loss	$(17,427)	$(17,678)	$(51,844)	$(56,768)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(1)	(114)	24	31

Total other comprehensive income (loss)	(1)	(114)	24	31

Total comprehensive loss	$(17,428)	$(17,792)	$(51,820)	$(56,737)

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	Three Months Ended September 30, 2021

Balances at June 30, 2021	58,508,735	$59	$491,679	$2	$(288,848)	$202,892
Vesting of restricted stock	209,998	—	—	—	—	—
Issuance of common stock upon exercise of stock options	58,538	—	425	—	—	425
Stock-based compensation expense	—	—	3,799	—	—	3,799
Unrealized losses on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(17,427)	(17,427)

Balances at September 30, 2021	58,777,271	$59	$495,903	$1	$(306,275)	$189,688

	Three Months Ended September 30, 2020

Balances at June 30, 2020	48,241,212	$48	$392,298	$153	$(218,585)	$173,914
Vesting of restricted stock	36,522	—	—	—	—	—
Issuance of common stock upon exercise of stock options	15,735	—	78	—	—	78
Stock-based compensation expense	—	—	2,366	—	—	2,366
Unrealized losses on marketable securities	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	(17,678)	(17,678)

Balances at September 30, 2020	48,293,469	$48	$394,742	$39	$(236,263)	$158,566

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands, except share data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	Nine Months Ended September 30, 2021

Balances at December 31, 2020	48,533,135	$49	$398,311	$(23)	$(254,431)	$143,906
Issuance of common stock upon private investment, net of offering costs	9,599,998	10	86,087	—	—	86,097
Vesting of restricted stock	218,464	—	—	—	—	—
Issuance of common stock upon exercise of stock options	411,685	—	3,294	—	—	3,294
Issuance of common stock under Employee Stock Purchase Plan	13,989	—	86	—	—	86
Stock-based compensation expense	—	—	8,125	—	—	8,125
Unrealized gains on marketable securities	—	—	—	24	—	24
Net loss	—	—	—	—	(51,844)	(51,844)

Balances at September 30, 2021	58,777,271	$59	$495,903	$1	$(306,275)	$189,688

	Nine Months Ended September 30, 2020

Balances at December 31, 2019	39,260,532	$39	$320,641	$8	$(179,495)	$141,193
Issuance of common stock upon public offering net of underwriting discounts, commissions and offering costs	8,625,000	9	64,554	—	—	64,563
Vesting of restricted stock	162,195	—	—	—	—	—
Issuance of common stock upon exercise of stock options	240,089	—	1,895	—	—	1,895
Issuance of common stock under Employee Stock Purchase Plan	5,653	—	42	—	—	42
Stock-based compensation expense	—	—	7,610	—	—	7,610
Unrealized gains on marketable securities	—	—	—	31	—	31
Net loss	—	—	—	—	(56,768)	(56,768)

Balances at September 30, 2020	48,293,469	$48	$394,742	$39	$(236,263)	$158,566

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:

Net loss	$(51,844)	$(56,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,125	7,610
Depreciation and amortization expense	1,485	1,483
Loss on disposal of property and equipment	95	1
Net amortization of premiums on marketable securities	630	111
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,167)	1,579
Accounts payable	(1,874)	(423)
Accrued expenses and other current liabilities	591	(3,888)
Deferred rent	118	5

Net cash used in operating activities	(43,841)	(50,290)

Cash flows from investing activities:
Purchases of property and equipment	(1,249)	(187)
Purchases of marketable securities	—	(4,974)
Maturities of marketable securities	55,000	65,500

Net cash provided by investing activities	53,751	60,339

Cash flows from financing activities:
Proceeds from private investment	86,400	—
Proceeds from public offerings, net of underwriting discounts and commissions	—	64,860
Payments of offering costs	(303)	(237)
Proceeds from exercise of common stock options	3,294	1,895
Proceeds from issuance of common stock under Employee Stock Purchase Plan	86	42

Net cash provided by financing activities	89,477	66,560

Net increase in cash, cash equivalents and restricted cash	99,387	76,609
Cash, cash equivalents and restricted cash at beginning of period	59,932	66,851

Cash, cash equivalents and restricted cash at end of period	$159,319	$143,460

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$—	$60
The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of the Business and Basis of Presentation
Magenta Therapeutics, Inc. (the “Company”) is a clinical-stage biotechnology company developing novel medicines designed
to bring the curative power of stem cell transplants to more patients with blood cancers, genetic diseases and autoimmune diseases. The Company was incorporated under the laws of the State of Delaware in
June 2015
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
(the “Shelf”) on file with the SEC, which covers the offering, issuance and sale of up to an aggregate of $350.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in
“at-the-market”
offerings under the Shelf (the “ATM Program”). The Shelf was declared effective by the SEC on August 19, 2019. As of September 30, 2021, no sales have been made pursuant to the ATM Program.
The Company has incurred recurring losses since inception, including net losses of $51.8 million and $74.9 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. As of September 30, 2021, the Company had an accumulated deficit of $306.3 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.
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
Unaudited Interim Financial Information
The consolidated balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form
10-K,
on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2021 and consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 and consolidated cash flows for the nine months ended September 30, 2021 and 2020 have been made. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021 or any other interim period.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2021 and 2020, the Company’s only element of other comprehensive income (loss) was unrealized gains (losses) on marketable securities.
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
The Company reported a net loss for the three and nine months ended September 30, 2021 and 2020. The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of September 30,

	2021	2020
Stock options to purchase common stock	6,091,220	5,782,911
Unvested restricted common stock and units	497,418	251,723
Shares of common stock issuable under Employee Stock Purchase Plan	8,843	8,213

	6,597,481	6,042,847

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
3. Fair Value of Financial Assets
As of September 30, 2021, marketable securities by security type consisted of (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. treasury notes (due within one year)	$35,076	$1	$—	$35,077

Total	$35,076	$1	$—	$35,077

As of December 31, 2020, marketable securities by security type consisted of (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. treasury notes (due within one year)	$90,706	$—	$(23)	$90,683

Total	$90,706	$—	$(23)	$90,683

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market funds	$157,781	$—	$—	$157,781
Marketable securities:
U.S. treasury notes	—	35,077	—	35,077

Total	$157,781	$35,077	$—	$192,858

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market funds	$43,182	$—	$—	$43,182
U.S. treasury notes	—	14,999	—	14,999
Marketable securities:
U.S. treasury notes	—	90,683	—	90,683

Total	$43,182	$105,682	$—	$148,864

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Accrued external research and development expenses	$3,294	$2,662
Accrued payroll and related expenses	2,983	3,107
Accrued professional fees	932	693
Deferred rent, current portion	555	555
Accrued other	497	653

	$8,261	$7,670

5. Stock-Based Awards
2018 Stock Option and Incentive Plan
The Company grants stock-based awards under the Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). The Company also has outstanding stock options under the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan, as amended (the “2016 Plan”), but is no longer granting awards under the 2016 Plan. As of September 30, 2021, 3,151,538 shares of common stock were available for issuance under the 2018 Plan.
2019 Employee Stock Purchase Plan
Employees may elect to participate in The Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. The six-month offering
periods begin in December and June of each year. During the nine months ended September 30, 2021, 13,989 shares of common stock were purchased under the ESPP at a purchase price per share of $6.15. During the nine months ended September 30, 2020, 5,653 shares of common stock were purchased under the ESPP at a purchase price per share of $7.51. As of September 30, 2021, 136,835 shares remained available for issuance under the ESPP.
Grant of Stock Options
During the nine months ended September 30, 2021, the Company granted options to certain employees and directors with service-based vesting conditions for the purchase of 2,526,457 shares of common stock with a weighted average grant date fair value of $6.68 per share. Stock-based compensation expense is being recognized over the requisite service period of four years.
Grant of Restricted Stock Units
During the nine months ended September 30, 2021, the Company granted 275,625 restricted stock units to certain employees with a weighted average grant date fair value of $8.07 per share. Stock-based compensation expense is being recognized over the requisite service period of three years.

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Grant of Performance Restricted Stock Units
During the nine months ended September 30, 2021, the Company granted 300,000 performance-based restricted stock units to certain employees with a weighted average grant date fair value of $10.65 per share. These performance-based restricted stock units vest upon the occurrence of certain operational and financial events. At the achievement of the performance-based vesting criteria, each performance-based restricted stock unit entitles the holder to a specified number of shares of common stock.
During the three and nine months ended September 30, 2021, the Company recorded stock compensation expense of $1.7 million related to the vesting of 170,000 performance-based restricted stock units.
Stock-Based Compensation
Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

Research and development expenses	$1,335	$878	$3,276	$2,680
General and administrative expenses	2,464	1,488	4,849	4,930

	$3,799	$2,366	$8,125	$7,610

As of September 30, 2021, unrecognized compensation expense related to unvested share-based awards with service-based vesting conditions was $21.8 million, which is expected to be recognized over a weighted average period of 2.9 years. Additionally, the Company had unrecognized compensation cost of $1.7 million related to the unvested performance restricted stock units for which the performance conditions were not considered probable of achievement as of September 30, 2021.
6. Commitments and Contingencies
Leases
In May 2018, the Company entered into a sublease, as amended, for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company is obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the leased premises. In connection with the sublease, as amended, the sublandlord funded $5.2 million in tenant improvements to the leased facility during 2019. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the consolidated balance sheets at September 30, 2021 and December 31, 2020.
As of September 30, 2021 and December 31, 2020, the Company had long-term deferred rent of $6.4 million and $6.3 million, respectively, related to lease incentives and payment escalations. As of September 30, 2021 and December 31, 2020, the short-term portion of deferred rent of $0.6 million for each period was included in accrued expenses and other current liabilities. The Company recorded rent expense of $1.5 million during each of the three months ended September 30, 2021 and 2020. The Company recorded rent expense of $4.6 million during each of the nine months ended September 30, 2021 and 2020.
As of September 30, 2021, the future minimum lease payments due under the noncancelable operating lease was as follows (in thousands):

Remainder of 2021 (three months)	$1,549
2022	6,375
2023	6,734
2024	7,100
2025	7,455
Thereafter	17,444

$46,657

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In 2018, the Company entered into two
two-year
sub-subleases
of approximately 27,000 square feet of office space in Cambridge, Massachusetts which were both set to expire in the fourth quarter of 2020. In the third quarter of 2020, the Company amended each of the sub-subleases
to extend their expirations to July 2021 and April 2022, respectively. In the second quarter of 2021, the sub-sublease
expiring in July 2021 was further amended to extend the expiration to December 2021. As of September 30, 2021, the remaining base rent payments due to the Company under the amended sub-subleases
was $1.0 million. The Company recorded other income of $0.8 million and $0.6 million during the three months ended September 30, 2021 and 2020, respectively, related to these sub-subleases.

The Company recorded other income of $2.7 million and $2.0 million during the nine months ended September 30, 2021 and 2020, respectively, related to these sub-subleases.
Collaboration Agreement
In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company may pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to

$83.5 million per target as well as royalties on net sales of products licensed under the agreement. During the three months ended September 30, 2021 and 2020, the Company recorded less than $0.1 million and $0.3 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support. During the nine months ended September 30, 2021 and 2020, the Company recorded $0.4 million and $0.6 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support.
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
and
country-by-country
basis on net sales of products licensed under the agreement. During the three months ended September 30, 2021 and 2020, the Company did not incur any expense related to the achievement of these milestones. During the nine months ended September 30, 2021, the Company recorded $0.1 million of expense related to the achievement of one of these milestones. During the nine months ended September 30, 2020, the Company did not incur any expense related to the achievement of these milestones.
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
and
country-by-country
basis, up to a maximum of 20% on net sales of products licensed under the agreement. As of September 30, 2021, no milestones related to the Novartis License have been met.
The Company has agreements with third
parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies, it may be subject to additional fees and milestone payments. During the three and nine months ended September 30, 2021 and 2020, the Company did not incur any expense related to these licenses.

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2021.
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
7. 401(k) Savings Plan
The Company has a 401(k) available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the board of directors of the Company. Effective August 2021, the Company began making matching contributions of up to 2% of eligible wages. During the three and nine months ended September 30, 2021, the Company recorded less than $0.1 million of expense related to this matching contribution.
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
For the three months ended September 30, 2021 and 2020, the Company recorded expense of $0.2 million and $0.1 million, respectively, related to these agreements. For the nine months ended September 30, 2021 and 2020, the Company recorded expense of $0.5 million and $0.3 million, respectively, related to these agreements. As of September 30, 2021 and December 31, 2020, amounts on the consolidated balance sheets related to these agreements were less than $
0.1 million, which amounts were included in accounts payable and accrued expenses and other current liabilities and less than $0.1 million, which amounts were included in prepaid expenses and other current assets.

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
10-Q
and include, but are not limited to, statements about:

•	the initiation, timing and success of clinical trials of MGTA-145, MGTA-117 and any other product candidates;

•	the outcomes of our preclinical studies;

•	our ability to commence and enroll patients in our clinical trials at the pace that we project;

•	whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for MGTA-145, MGTA-117 or any other product candidates we may develop;

•	our ability to establish clinical programs moving forward in multiple indications, with a rapidly advancing portfolio and sustainable platform;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates

•	our ability to obtain, including on an expedited basis, and maintain regulatory approval of MGTA-145, MGTA-117 or any other product candidates we may develop;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	our expectation that our existing capital resources will be sufficient to enable us to fund our planned development of MGTA-145, MGTA-117 and any other product candidates we may identify and pursue;

•	the benefits of the use of MGTA-145, MGTA-117 or any other product candidate, if approved;

•	our ability to successfully commercialize MGTA-145, MGTA-117 or any other product candidates we may identify and pursue, if approved;

•	our ability to successfully find collaborators for E478 or any of our current and future programs and product candidates;

•	the rate and degree of market acceptance of MGTA-145, MGTA-117 or any other product candidates we may identify and pursue;

•	our ability to obtain orphan drug designation for any of our product candidates we may identify and pursue;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•
our ability to manufacture
MGTA-145,
MGTA-117
or any other product candidate in conformity with the U.S. Food and Drug Administration’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;

•	our ability to successfully build a specialty sales force and commercial infrastructure;

•	our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue and treatment modalities that we develop;

•	our reliance on third parties to conduct our clinical trials;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	our ability to retain and recruit key personnel;

•	our ability to obtain and maintain intellectual property protection for MGTA-145, MGTA-117 or any other product candidates we may identify and pursue;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the time during which we will continue to be an emerging growth company or smaller reporting company as defined in federal securities regulations;

•	our financial performance; and

•	developments and projections relating to our competitors or our industry.
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
Overview
Magenta Therapeutics is a clinical-stage biotechnology company developing novel medicines designed to bring the curative power of stem cell transplants to more patients with blood cancers, genetic diseases and autoimmune diseases.
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
CXCR2 agonist, works in combination with plerixafor, a CXCR4 antagonist, to harness a complementary physiological mechanism for stem cell mobilization. The goal of MGTA-145 is
to be the preferred first-line mobilization option for all patients and donors through rapid, reliable, predictable and safe mobilization and collection of high numbers of functional stem cells. In 2020, we completed a Phase 1 clinical trial in healthy volunteers to evaluate the ability of
MGTA-145,
in combination with plerixafor, to mobilize stem cells. Based on the results of the study, we have advanced the program into three ongoing and planned Phase 2 clinical trials, including an autologous transplant trial in multiple myeloma patients; an allogeneic transplant trial with healthy donor cells collected for transplant in patients with AML, MDS, or acute lymphocytic leukemia, or ALL; and lastly, a planned trial in partnership with bluebird bio, Inc. to mobilize and collect the stem cells of sickle cell disease patients.
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
MGTA-117 targets
CD117, which is highly expressed on the cell surface of HSCs and leukemia cells, making it an ideal target for conditioning across broad sets of diseases, including certain blood cancers, hemoglobinopathies (sickle cell disease and beta-thalassemia) and inherited metabolic disorders. We anticipate opening a Phase 1/2 dose escalation study in the fourth quarter of 2021 and evaluating the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, of PD, of
MGTA-117
as a single agent with possible anti-tumor therapeutic benefit in a relapsed/refractory AML and MDS patient population.
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
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Net losses were $51.8 million and $74.9 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $306.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:

•	initiate, enroll and conduct Phase 2 clinical trials for MGTA-145 and Phase 1/2 clinical trial for MGTA-117;

•	initiate and conduct preclinical studies and clinical trials of our other product candidates;

•	develop any other future product candidates we may choose to pursue;

•	seek marketing approval for any of our product candidates that successfully complete clinical development, if any;

•	maintain compliance with applicable regulatory requirements;

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
As of September 30, 2021, we had cash, cash equivalents and marketable securities of $192.6 million. Based on our operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. See “—Liquidity and Capital Resources.”

Recent Developments
MGTA-117 Updates
On September 15, 2021, we announced that our Investigational New Drug application, or IND, filed in June 2021 to initiate a Phase 1/2 clinical trial of
MGTA-117
in patients with AML and MDS, became active with the U.S. Food and Drug Administration, or FDA. This successfully resolved the previously-announced clinical hold placed on our IND in July 2021 by the FDA. The FDA required that we develop an additional bioassay to be used in conjunction with the PK and PD model to inform dose escalation decisions in addition to safety monitoring. This was the only clinical hold item identified by the FDA and did not relate to the toxicology or manufacturing of
MGTA-117.
We anticipate opening the Phase 1/2 dose escalation study in the fourth quarter of 2021 and evaluating the safety, tolerability, PK and PD of
MGTA-117
as a single agent with possible anti-tumor therapeutic benefit in a relapsed/refractory AML and MDS patient population. We expect to work with the FDA on an ongoing basis to transition the study to targeted conditioning in the primary target population of HSC transplant-eligible AML and MDS patients after adequate data related to the safety, tolerability, PK and PD of
MGTA-117
have been collected in the relapsed/refractory AML and MDS patient population. As the program progresses, we also plan to explore
MGTA-117
as a targeted conditioning agent prior to the delivery of gene-corrected cells associated with ex vivo
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
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$10,795	$11,786	$(991)
General and administrative	7,450	6,595	855

Total operating expenses	18,245	18,381	(136)

Loss from operations	(18,245)	(18,381)	136
Interest and other income, net	818	703	115

Net loss	$(17,427)	$(17,678)	$251

Research and Development Expenses

	Three Months Ended September 30,
	2021	2020	Change

	(in thousands)
Direct research and development expenses by program:
Conditioning	$1,510	$3,926	$(2,416)
Mobilization	973	1,029	(56)
Cell Therapy	42	417	(375)
Unallocated expenses:
Personnel related (including stock-based compensation)	4,886	3,704	1,182
Consultant (including stock-based compensation)	544	320	224
Facility related and other	2,840	2,390	450

Total research and development expenses	$10,795	$11,786	$(991)

Expenses related to our conditioning program decreased primarily due to a decrease in manufacturing costs as we completed our GMP manufacturing activities to support the submission of an IND and future clinical trials. Expenses related to our cell therapy program decreased primarily due to the discontinuance of enrollment in our Phase 2 trial in inherited metabolic diseases in June 2020.
The increase in personnel related costs was due primarily to an increase in headcount in our research and development function and an increase in stock-based compensation. Personnel related costs for the three months ended September 30, 2021 and 2020 included stock-based compensation expense of $1.3 million and $0.7 million, respectively. The increase in facility related and other was primarily due to higher operating costs related to our Cambridge, Massachusetts facility.
General and Administrative Expenses

	Three Months Ended September 30,
	2021	2020	Change

	(in thousands)
Personnel related (including stock-based compensation)	$4,213	$3,539	$674
Professional and consultant	1,317	1,524	(207)
Facility related and other	1,920	1,532	388

Total general and administrative expenses	$7,450	$6,595	$855

The increase in personnel related costs was primarily due to an increase in stock-based compensation. Personnel related costs for the three months ended September 30, 2021 and 2020 included stock-based compensation expense of $2.5 million and $1.5 million, respectively. The increase in facility related and other was primarily due to higher operating costs related to our Cambridge, Massachusetts facility.
Interest and Other Income, Net
Interest income and other income, net for the three months ended September 30, 2021 consisted primarily of sublease income of $0.8 million and interest income of less than $0.1 million. Interest income and other income, net for the three months ended September 30, 2020 consisted primarily of sublease income of $0.6 million and interest income of $0.2 million.

Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$33,652	$38,359	$(4,707)
General and administrative	20,900	21,278	(378)

Total operating expenses	54,552	59,637	(5,085)

Loss from operations	(54,552)	(59,637)	5,085
Interest and other income, net	2,708	2,869	(161)

Net loss	$(51,844)	$(56,768)	$4,924

Research and Development Expenses

	Nine Months Ended September 30,
	2021	2020	Change

	(in thousands)
Direct research and development expenses by program:
Conditioning	$6,028	$11,876	$(5,848)
Mobilization	3,265	3,049	216
Cell Therapy	676	4,016	(3,340)
Unallocated expenses:
Personnel related (including stock-based compensation)	14,193	11,120	3,073
Consultant (including stock-based compensation)	1,001	960	41
Facility related and other	8,489	7,338	1,151

Total research and development expenses	$33,652	$38,359	$(4,707)

Expenses related to our conditioning program decreased primarily due to a decrease in manufacturing costs as we completed our GMP manufacturing activities to support the submission of an IND and future clinical trials. Expenses related to our cell therapy program decreased primarily due to the discontinuance of enrollment in our Phase 2 trial in inherited metabolic diseases in June 2020.
The increase in personnel related costs was due primarily to an increase in headcount in our research and development function and an increase in stock-based compensation. Personnel related costs for the nine months ended September 30, 2021 and 2020 included stock-based compensation expense of $3.2 million and $2.2 million, respectively. The increase in facility related and other was primarily due to higher operating costs related to our Cambridge, Massachusetts facility.
General and Administrative Expenses

	Nine Months Ended September 30,
	2021	2020	Change

	(in thousands)
Personnel related (including stock-based compensation)	$10,508	$11,097	$(589)
Professional and consultant	4,785	5,412	(627)
Facility related and other	5,607	4,769	838

Total general and administrative expenses	$20,900	$21,278	$(378)

The decrease in professional and consultant costs was primarily due to lower patent related costs. The increase in facility related and other was primarily due to higher operating costs related to our Cambridge, Massachusetts facility and higher directors and officers’ insurance.

Interest and Other Income, Net
Interest income and other income, net for the nine months ended September 30, 2021 consisted primarily of sublease income of $2.7 million and interest income $0.1 million. Interest income and other income, net for the nine months ended September 30, 2020 consisted primarily of sublease income of $2.0 million and interest income of $0.9 million. The increase in sublease income of $0.7 million was due to higher sublessor operating expenses. The decrease in interest income was primarily due to lower interest rates on invested balances.
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
or Shelf, with the Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of our common stock from time to time in
“at-the-market”
offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on August 19, 2019. As of September 30, 2021, no sales have been made pursuant to the ATM Program.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Cash used in operating activities	$(43,841)	$(50,290)
Cash provided by investing activities	53,751	60,339
Cash provided by financing activities	89,477	66,560

Net increase in cash, cash equivalents and restricted cash	$99,387	$76,609

Operating Activities
During the nine months ended September 30, 2021, operating activities used $43.8 million of cash, primarily resulting from our net loss of $51.8 million and net cash used by changes in our operating assets and liabilities of $2.3 million, partially offset by non-cash
charges of $10.3 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of a decrease of $1.3 million in accounts payable and accrued expenses and other current liabilities and an increase of $1.2 million in prepaid expenses and other current assets.
During the nine months ended September 30, 2020, operating activities used $50.3 million of cash, primarily resulting from our net loss of $56.8 million and net cash used by changes in our operating assets and liabilities of $2.7 million, partially offset by non-cash
charges of $9.2 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted of a decrease of $4.3 million in accounts payable and accrued expenses and other current liabilities, partially offset by a decrease of $1.6 million in prepaid expenses and other current assets.
Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in both periods were generally due to the timing of vendor invoicing and payments.

Investing Activities
During the nine months ended September 30, 2021, net cash provided by investing activities was primarily attributable to maturities of marketable securities of $55.0 million.
During the nine months ended September 30, 2020, net cash provided by investing activities was primarily attributable to net maturities of marketable securities of $60.5 million.
Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $89.5 million, consisting of proceeds from the private placement, net of offering costs, of $86.1 million and proceeds from the exercise of stock options of $3.3 million.
During the nine months ended September 30, 2020, net cash provided by financing activities was $66.6 million, consisting of proceeds from our follow-on
public offering, net of underwriting discounts and commissions, of $64.6 million and proceeds from the exercise of stock options of $1.9 million.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $192.6 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our President and Chief Executive Officer) and Principal Financial Officer (our Chief Financial and Operating Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
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
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

•
The trading prices for our common stock and those of other biopharmaceutical companies have been highly volatile, partly due to the
COVID-19
pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the
COVID-19
pandemic could materially and adversely affect our business and the value of our common stock.

Risks Related to Our Financial Position and Need for Additional Capital
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of stem cell transplant to more patients and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, we reported net losses of $51.8 million, $74.9 million and $76.8 million, respectively. As of September 30, 2021, we had an accumulated deficit of $306.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash (including the net proceeds from our initial public offering, or IPO, our follow-on
public offerings in May 2019 and June 2020 and our private placement of common stock in May 2021) to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the U.S., the European Union and certain other markets. As of September 30, 2021, we had approximately $192.6 million in cash, cash equivalents and marketable securities. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
MGTA-145
and
MGTA-117.
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

•
clinical trial results may show the therapies to be less effective than expected (e.g., the trial failed to meet its primary endpoint or the results are not competitive compared to other therapeutic alternatives) or to have unacceptable side effects or toxicities;

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
In addition, patients who are undergoing stem cell transplant typically have underlying disorders or compromised immune systems that make them vulnerable or fragile for undergoing additional clinical studies. For example, we plan to commence our Phase 1/2 clinical trial of
MGTA-117
in patients with acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS; however, the patients who we expect to enroll in the initial phase of that trial are subject to underlying disorders that may cause negative outcomes for those patients that could slow down or even suspend the study. As a result, the FDA could put the trial on hold until we can satisfy any potential FDA concerns. If any FDA clinical hold is not lifted or if the process takes an extended period of time, our business and prospects may suffer material adverse consequences.
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
If we are not able to identify a safe and effective dose for any of our antibody drug conjugates, or ADCs, including
MGTA-117
utilizing an amanitin toxin not previously tested in humans, we may need to delay, abandon or limit our development of any potential product candidates.
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
MGTA-117
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
MGTA-117
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
MGTA-117
or any other product candidates, there can be no assurance that the FDA, EMA, or other regulatory authorities will approve
MGTA-145,
MGTA-117
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
If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities, technical knowledge or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In addition, if we have a dispute with any of our CMOs or should any of our agreements with our CMOs terminate, in particular our agreements with Bachem Americas, Inc. and Heidelberg Pharma, it could disrupt our supply and replacing these CMOS would likely be difficult. In these scenarios, our clinical trials could be delayed significantly as we establish alternative supply sources.

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
The facilities used by our CMOs to manufacture our product candidates must be approved and may be inspected by the FDA and other comparable regulatory authorities in connection with the submission of our marketing applications to, and review by, the FDA or other comparable regulatory authorities or based on their work for other clinical trial sponsors. While we provide oversight of manufacturing activities, we do not and will not control the manufacturing process of, and will be completely dependent on, our CMOs for compliance with cGMPs and other regulatory requirements in connection with the manufacture of our product candidates. In addition, certain of our CMOs may themselves rely on other third parties to produce all or a part of our product candidates. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other applicable regulatory authorities in other jurisdictions, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. While we may review the compliance history and performance of our CMOs, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable regulatory authorities in other jurisdictions does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.
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
MGTA-117,
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
MGTA-117,
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
Even with the requisite approvals from the FDA in the U.S., the EMA in the European Union and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of our product candidates as medically necessary, cost-effective and safe. Even before receiving any potential regulatory approval for a product candidate, we may determine that the clinical trial results for a product candidate suggest that it does not have a product profile that would be competitive compared to other therapeutic options. Any product that we develop or commercialize may not have or gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, including management time and financial resources, and may not be successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on several factors, including:

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
In addition, we analyze these factors with respect to our product candidates before they are approved by conducting market research. Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched. Any current or potential product candidate of ours that does not have a competitive product profile compared to other therapeutic options, including those that obtain regulatory approval but fail to achieve market acceptance or commercial success, would adversely affect our business prospects.
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
MGTA-456
in the field of
non-gene-edited/-modified
HSCs. In addition, in November 2016, we entered into a license agreement with Harvard University, or Harvard, pursuant to which we were granted a worldwide license to research, develop and commercialize one or more therapeutic products under certain conditioning- and mobilization-related patents and patent applications owned or controlled by Harvard. We are dependent on the patents, know-how
and proprietary technology, licensed from Novartis and Harvard. Furthermore, in March 2018, we entered into a research, development option and license agreement with Heidelberg Pharma Research GmbH, or Heidelberg Pharma, pursuant to which we intend to combine our proprietary antibodies and Heidelberg Pharma’s amanitin conjugates platform, including our
MGTA-117
product candidate. If we commercialize any products utilizing Heidelberg Pharma’s amanitin conjugates platform, we will be dependent on the intellectual property rights we license from Heidelberg Pharma. Any disputes with these licensors or termination of these licenses, or a finding that such intellectual property lacks legal effect, could result in the loss of significant intellectual property rights and could harm our ability to commercialize our current or future product candidates.
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
We currently depend, and may in the future continue to depend, on third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, we are working collaboratively with bluebird bio, Inc. for our planned Phase 2 trial of
MGTA-145
plus plerixafor for mobilization and collection of stem cells in patients with sickle cell disease; AVROBIO, Inc., or AVROBIO, to evaluate the potential utility of
MGTA-117
for conditioning patients before they receive one of AVROBIO’s investigational lentiviral gene therapies; and Beam Therapeutics, or Beam, to evaluate the potential utility of
MGTA-117
for conditioning of patients with sickle cell disease and beta-thalassemia receiving Beam’s base editing therapies. In our current collaboration arrangements, and those we may enter into in the future, we have or will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to develop
MGTA-145
plus plerixafor for mobilization and collection of stem cells in patients with sickle cell disease, or
MGTA-117
as a conditioning agent for patients before receiving gene therapy, and generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

•
A collaborator’s product candidate may have a safety or efficacy profile that would impact the collaborator’s ability to continue to pursue the development and commercialization of its product candidate, which in turn, would negatively impact our ability to continue to pursue the development and commercialization of our product candidate.

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
As of September 30, 2021, we had 73 full-time employees. As our development, manufacturing and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need and are actively recruiting additional managerial, technical, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including core aspects of regulatory approval, clinical management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.
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
Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 49% of our capital stock as of September 30, 2021. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.
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
At September 30, 2021, we had $192.6 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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

MAGENTA THERAPEUTICS, INC.

Date: November 4, 2021	By:	/s/ Stephen Mahoney
Stephen Mahoney
Chief Financial and Operating Officer (Principal Financial and Accounting Officer)