Form 10-K
period 2021-12-31
Magenta Therapeutics, Inc.
filed 2022-03-08
CIK 1690585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31
, 2021
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held
by non-affiliates of
the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $436.0 million (based on the last reported sale price on the Nasdaq Global Market as of such date). For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by its executive officer and directors; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.
As of January 31, 2022, there were 58,799,157 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form
10-K.

Magenta Therapeutics, Inc.

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

•	our expectation that our existing capital resources will be sufficient to enable us to fund our planned development of MGTA-117, MGTA-145 and any other product candidates we may identify and pursue;

•	the initiation, timing and success of clinical trials of MGTA-117, MGTA-145 and any other product candidates;

•	our ability to commence and enroll patients in our clinical trials at the pace that we project;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	the outcomes of our preclinical studies;

•
our ability to manufacture
MGTA-117,
MGTA-145
or any other product candidate in conformity with the U.S. Food and Drug Administration’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;

•	whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for MGTA-117, MGTA-145 or any other product candidates we may develop;

•	our reliance on third parties to conduct our clinical trials;

•	our reliance on third-party contract development and manufacturer organizations to manufacture and supply our product candidates for us;

•	our ability to establish clinical programs moving forward in multiple indications, with a rapidly advancing portfolio and sustainable platform;

•	our ability to obtain, including on an expedited basis, and maintain regulatory approval of MGTA-117, MGTA-145 or any other product candidates we may develop;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the benefits of the use of MGTA-117, MGTA-145 or any other product candidate, if approved;

•	our ability to successfully commercialize MGTA-117, MGTA-145 or any other product candidates we may identify and pursue, if approved;

•	the rate and degree of market acceptance of MGTA-117, MGTA-145 or any other product candidates we may identify and pursue;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our ability to obtain and maintain intellectual property protection for MGTA-117, MGTA-145 or any other product candidates we may identify and pursue;

•	our ability to obtain orphan drug designation for any of our product candidates we may identify and pursue;

•	our ability to successfully build a specialty sales force and commercial infrastructure;

•	our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue and treatment modalities that we develop;

•	our ability to successfully find collaborators for E478 or any of our current and future programs and product candidates;

•	our ability to retain and recruit key personnel;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the time during which we will continue to be an emerging growth company or smaller reporting company as defined in federal securities regulations;

•	our financial performance; and

•	developments and projections relating to our competitors or our industry.
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

•
Although we have initiated and conducted clinical trials for some of our product candidates, including
MGTA-117
and
MGTA-145,
we have not yet demonstrated the ability to successfully advance our clinical trials for our product candidates through the final regulatory processes and obtain marketing approvals for such products, or to conduct sales and marketing activities necessary for successful commercialization of such products.

•	If we are unable to obtain regulatory approval for MGTA-117, MGTA-145 or any other product candidates that we may identify or develop, our business will be substantially harmed.

•	We have not yet demonstrated an ability to manufacture or process drug product on a commercial-scale and may not be able to do so for any of our product candidates.

•
The results of earlier studies and interim data from our ongoing studies may not be predictive of future clinical trial results, and we may fail to establish an adequate safety or efficacy profile to conduct advanced clinical trials or obtain regulatory approval for
MGTA-117,
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
MGTA-117,
MGTA-145
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

•
The coronavirus, or
COVID-19,
pandemic or any future pandemic, epidemic or outbreak of any other highly infectious disease could have a material adverse effect on our business, financial condition and results of operations.

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
Overview
Magenta Therapeutics, Inc. is a clinical-stage biotechnology company developing novel medicines designed to bring the curative power of stem cell transplants to more patients with blood cancers, genetic diseases and autoimmune diseases.
Magenta’s drug development pipeline includes multiple clinical and preclinical product candidates designed to improve stem cell transplants. We are developing product candidates that are designed to deplete targeted cells in the bone marrow to make space for the bone marrow to receive newly transplanted stem cells, a process known as conditioning. Our targeted conditioning programs are intended to enhance the efficacy of and/or reduce the dosing levels, intensity or, in some cases, even the need for chemotoxic agents. Our first targeted conditioning program,
MGTA-117,
has entered clinical development in a Phase 1/2 trial, and our second program, a CD45-antibody drug conjugate, or
CD45-ADC,
is advancing in preclinical development. In addition to our conditioning programs, we are also developing a product candidate,
MGTA-145,
to improve the process by which stem cells are stimulated out of the bone marrow and into the bloodstream so they are available for collection for future reinfusion, known as mobilization, which is required for all transplants and gene therapy applications.
MGTA-145
is a Phase 2 clinical stage program intended to enable rapid, reliable, predictable and safe mobilization and collection of high numbers of functional stem cells for transplant.
Stem cell transplant is a well-established and potentially curative medical procedure that can reset a patient’s blood and immune system after the patient has received treatment for certain blood cancers, genetic diseases, or autoimmune diseases. Over 90,000 patients globally received a stem cell transplant in 2020. Stem cell transplants involve a three-step process: (i) stem cells are mobilized out of the patient’s or donor’s bone marrow and collected from the blood (or, in rare cases, surgically extracted from their bone marrow); (ii) the patient’s bone marrow is cleared of any remaining stem cells in order to make space to receive new transplanted stem cells; and (iii) the stem cells are transplanted into the patient via infusion where they fasten to, or engraft in, the bone marrow and grow into the blood cells and platelets that form the basis of a reset and rebuilt blood and immune system. All transplants are categorized as either autologous or allogeneic depending on the source of the new stem cells for the transplant. In an autologous transplant, the patient’s own stem cells are used. In an allogeneic transplant, patients receive cells from a stem cell donor.
Stem cell transplant, whether autologous or allogeneic, has broad applicability across disease settings, including blood cancers, gene therapies for genetic diseases and autoimmune diseases. It is the current standard of care for certain blood cancers such as acute myeloid leukemia, or AML, myelodysplastic syndromes, or MDS, multiple myeloma and non-Hodgkin’s
lymphoma.
Hematopoietic stem cell, or HSC, based gene therapies also rely on the same steps of the stem cell transplant process with an additional step where collected stem cells are gene-corrected or modified to address the underlying disease prior to transplant. Such gene therapy approaches that leverage the stem cell transplant procedure are being investigated by numerous companies in a variety of diseases, including sickle cell disease, beta-thalassemia and lysosomal storage disorders. Autoimmune diseases such as multiple sclerosis and systemic sclerosis may also benefit from resetting the immune system through stem cell transplant.
In addition to our product candidates, Magenta’s research efforts are evaluating several early-stage targets that include a program for targeted lymphodepletion prior to therapies such as chimeric antigen receptor
T-cells

or
CAR-T.
We also have a cell therapy program, E478, which is a small molecule aryl hydrocarbon receptor, or AHR, antagonist designed to increase the numbers of gene-modified HSCs for stem cell-based gene therapy and genome editing.
Magenta intends to become a fully integrated discovery, development, and commercial company in the field of stem cell transplant. We are developing our product candidates to be used individually or, in some cases, in combination with each other or together with other therapies. As a result, our portfolio could be tailored to the patient’s disease, such that a patient may receive more than one Magenta therapy as part of his or her individual stem cell transplant.
Our goal is to advance our product candidates through regulatory approval and bring them to the commercial market based on the data from our clinical trials and communications with regulatory agencies and payer communities. We expect to continue to advance our portfolio and innovate through our productive research programs.
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
In an autologous transplant—used for conditions such as multiple myeloma, non-Hodgkin’s
lymphoma and autoimmune diseases—the patient’s own stem cells are used. In the case of autologous stem cell gene therapy and genome editing in certain non-malignant
diseases such as sickle cell disease, beta-thalassemia, and severe combined immunodeficiencies, the cells are collected from the patient and are modified to insert a functioning gene or correct a defective gene within the cell. Modified cells are then transplanted into the patient via infusion.
In an allogeneic transplant—used for conditions such as acute leukemias and myelodysplastic syndromes—patients receive cells from a stem cell donor. The preferred source of stem cells for an allogeneic transplant is a donor from a biological relative who has a well-matched immune system. Patients without a matched related donor have the option of finding a matched unrelated donor identified through a bone marrow donor registry. For patients without a matched related or unrelated donor, other options include mismatched donors, who can either be unrelated or related; however, transplant outcomes are not optimal with these donor types.

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
Bring the curative power of blood and immune reset through stem cell transplant to all patients who can benefit by advancing an integrated product portfolio
:
We believe we are the only company that is committed to addressing both conditioning and mobilization opportunities in stem cell transplant and
HSC-based
gene therapies. We are focused on creating a comprehensive portfolio of therapies to optimize the blood and immune reset process. Our initial focus is on blood cancers, genetic diseases, and autoimmune diseases, and we also plan to address other diseases for which blood and immune reset could represent a one-time,
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
Create a fully integrated patient-focused biotechnology company
:
We are building a fully integrated biotechnology company with end-to-end
capabilities in research, development, and commercialization, and we believe the broad and synergistic nature of our portfolio will allow us to address many of the significant limitations of stem cell transplant and transplant-based therapies.

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
Strategically collaborate to realize the full potential of our portfolio
:
We own all product rights across our conditioning and mobilization programs, including
MGTA-117
and
MGTA-145.
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
Our Pipeline of Product Candidates
We are developing a portfolio of novel product candidates that we believe have the potential to meaningfully improve stem cell transplant for patients with blood cancers, genetic diseases, and autoimmune diseases. Additionally, we believe our product candidates have the potential to allow more patients with debilitating or life-threatening diseases to access a one-time,
transformative blood and immune reset through stem cell transplant with better outcomes and reduced risk of toxicities and mortality.

We are applying our expertise in stem cell biology and biotherapeutics discovery to bring innovative product candidates to the stem cell transplant field through our programs, specifically designed to address each of the key opportunities in the stem cell transplant journey for patients:

•
Targeted Conditioning Programs
: Our
MGTA-117
program is focused on selectively depleting stem cells from patients prior to transplant or
HSC-based
gene therapy to lessen the need for high-dose or high-intensity chemotherapeutic agents or, in the case of gene therapy applications, to potentially eliminate the need for chemotherapeutic agents altogether. Our second targeted conditioning program,
CD45-ADC,
is focused on depleting both stem and immune cells to enable transplant as a single agent in autologous autoimmune disease and allogenic blood cancer transplants.

•
Stem Cell Mobilization
 & Collection Program
: Our
MGTA-145
program is focused on enabling rapid, reliable, predictable and safe mobilization and collection of high numbers of functional blood stem cells for transplant.

•
Research Programs
: Our current research efforts are focused on expanding the utilization of targeted conditioning by targeting the removal of additional specific cell types with an approach that is tailored to a patient’s disease and transplant requirements.

Targeted Conditioning Programs
Targeted conditioning refers to agents that can selectively deplete stem and/or immune cells. These product candidates are designed to lessen the need for high-dose or high-intensity chemotherapeutic agents or, in the case of gene therapy applications, potentially eliminate the need for chemotherapeutic agents altogether, and make stem cell transplant more effective.
Opportunity
After a sufficient number of stem cells have been mobilized and collected, patients must be prepared, or conditioned, for transplant. Conditioning is intended to remove the disease-causing cells and make room for the new stem cells that will rebuild the healthy blood and immune system.
Conditioning for stem cell transplant and gene therapy is currently burdensome and risky for both pediatric and adult patients. The agents used today are non-targeted
and involve high doses of systemic, toxic chemotherapy and/or radiation, which are known carcinogens and cause cancer. Most of these chemotherapy agents, including derivatives of mustard gas, were discovered more than 50 years ago, and were never intended for stem cell transplant conditioning. The current treatments eradicate the stem cells, immune cells, and diseased cells but also indiscriminately damage DNA and kill normal, healthy cells in the body. These conditioning regimens can cause long-term lung injury and liver toxicity, serious infections, organ failure, infertility, secondary cancers and even death. Nearly all transplant patients experience complications as a result of current conditioning treatments, and conditioning toxicity is responsible for up to 35% of mortality following allogeneic transplants.
Whenever possible, physicians use the most aggressive conditioning regimens, known as myeloablative conditioning, or MAC, to generate optimal efficacy outcomes for oncology and gene therapy patients. For oncology patients who can tolerate these high-intensity conditioning regimens to prepare them for stem cell transplant, over 50% are alive and without disease relapse, known as relapse-free survival, at five years post-transplant, an impressive survival rate in these high-risk patient populations. However, approximately 20% of patients receiving MAC regimens die from complications related to the transplant procedure, known as transplant-related mortality, and a significant majority experience serious short- and long-term side effects.
For the many patients that cannot tolerate such intense and toxic regimens due to advanced age or co-morbidities,
such as decreased organ function, recent efforts have focused on reducing chemotherapy doses in regimens known as reduced intensity conditioning, or RIC. While significantly better tolerated, these RIC regimens, when used alone, lack the potency to adequately deplete a sufficient number of leukemic cells and therefore RIC regimens have significantly poorer disease outcomes (due to relapse) at five years post-transplant. Over 50% of patients receiving RIC relapse and only approximately 30% of patients are alive without relapse at five years following stem cell transplant. Therefore, physicians and patients must currently choose between either the superior long-term efficacy of MAC or the improved safety and tolerability of RIC.
Multiple clinical trials, including multi-center Phase 3 trials, have also shown that certain autoimmune diseases can be cured with an immune system reset through autologous stem cell transplant, with data in multiple sclerosis and scleroderma. When compared to the standard of care in relapsing remitting multiple sclerosis, clinical trials have shown that the proportion of patients with clinical benefit at two years appears to be double that of the next best treatment and that transplant prolongs the time to disease progression compared with disease modifying therapies. However, the toxicity of the required conditioning regimens has historically led many physicians to conclude that the risks of transplant in these patient populations outweigh the benefits. Currently only approximately 6% of eligible patients with multiple sclerosis and scleroderma receive a stem cell transplant, in part due to these significant risks. Magenta believes we can significantly expand the number of autoimmune patients who can benefit from immune reset with effective and safe targeted conditioning.

Our Targeted Conditioning Programs
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
We are developing a suite of novel ADCs for targeted conditioning. While ADCs are an established treatment for certain cancers, we believe this is the first time that ADC technology has been harnessed for transplant medicine. ADCs are a technology developed over the past 20 years where a monoclonal antibody specific for a cell surface protein is coupled to a payload via a molecule known as a linker. The ADC binds the receptor on the target cell, is internalized and degraded to release the payload into the target cell. Coupling the payload to the antibody increases the specificity of payload delivery to the target cell, reducing systemic exposure and increasing the safety and efficacy compared to delivering the payload alone or the antibody without the payload attached. Today, most ADCs are directed toward treating cancer cells expressing specific target receptors enriched on tumor cells. Our programs build on this clinically validated modality and adapt it for preparing patients for blood and immune reset through stem cell transplant.

In our development of ADCs for use in conditioning, we are seeking to optimize several key parameters:

•	First, the antibody component of the ADC must specifically target a receptor that is expressed on the cells of interest.

•
Second, to comply with typical stem cell transplant conditioning timelines, the ADC must have suitable potency to ensure that the agent is able to remove the target cells rapidly, in days rather than weeks or months.

•
Third, the ADC clearance from the body needs to be accelerated so that it is eliminated by the time the transplanted cells are infused into the patient, typically within a week of starting conditioning. This requirement stems from the fact that the target receptor is expressed on cells present in the patient but also on the newly transplanted cells which should not be targeted for depletion in order for the transplant to be successful.

•
Finally, the drug must be well-tolerated for patients at dose levels where stem cells are effectively removed. We designed the ADC with a stable linker-payload which is intended to ensure that the payload used for cell depletion is primarily released intracellularly following internalization by target cells.

We are addressing each of these requirements through careful selection of the appropriate target receptor as well as antibody properties, including binding site, affinity, half-life and linker-payload chemistry.
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

•
CD45-ADC:
targets both HSCs and immune cells and is currently in Investigational New Drug application, or IND enabling studies for potential use as a single-agent in autoimmune diseases and hematology-oncology transplants.

MGTA-117
Clinical Candidate
Our most advanced conditioning product candidate,
MGTA-117,
has entered a Phase 1/2 clinical trial in patients with relapsed/refractory AML or MDS.
MGTA-117
is an anti-CD117 antibody conjugated to an amanitin payload, and it targets CD117, also known as
c-Kit,
which is highly expressed on HSCs and leukemia cells. If clinically proven to target and safely deplete these types of cells,
MGTA-117
could improve conditioning across broad sets of diseases where stem cell transplant is either already the standard of care or could be expanded to benefit more patients.
For stem cell transplant in AML/MDS, we believe that
MGTA-117,
in combination with RIC, has the potential to demonstrate clinical outcomes that preserve the safety and tolerability of RIC while achieving the efficacy of MAC. Likewise, gene therapy is a promising approach to treat a variety of non-malignant
diseases, including inherited metabolic disorders, sickle cell disease and beta-thalassemia, but the risks and toxicity associated with current chemotherapy-based conditioning approaches (e.g. busulfan) may limit the utility of this approach. In gene-therapy stem cell transplant,
MGTA-117
may enable single-agent conditioning and replace the use of busulfan.
Preclinical Data Supporting Clinical Development
We believe that it is critical for successful clinical development and commercialization of
MGTA-117
that we demonstrate selective target engagement, robust cell depletion and rapid clearance from the body with an acceptable safety profile. Our preclinical experiments have supported each of these concepts and informed our clinical trial plans.
Selective Target Engagement and Cell Depletion
In the hematopoietic system, CD117 is primarily expressed on HSC/progenitor, or HSPC, cells and mast cells but not expressed on mature immune cells such as B cells or T cells. We have demonstrated this selectivity in vitro by incubating cells with increasing concentrations of
MGTA-117.
Cells expressing CD117 were dose-dependently depleted by
MGTA-117,
while it had no depletion effect on cells lacking CD117, demonstrating the selectivity of
MGTA-117.

Based on: Nobili et.al., Long
non-coding
RNAs in normal and malignant hematopoiesis. Oncotarget (2016)
CD117 is expressed on stem cells and their progenitors and mast cells only within the hematopoetic system.

CD117-expressing cells are selectively depleted when cultured with increasing concentrations of
MGTA-117,
while CD117-negative cells are unaffected.
Cell Depletion
In humanized mice, single dose administration of
MGTA-117
engaged CD117-expressing cells with
on-target
depletion of human stem and progenitor (CD34+) cells in the bone marrow. Importantly, cells that did not express CD117, for example T cells, were not depleted and functional immunity was preserved. Additionally, cell depletion was payload dependent because the stand alone, or naked, antibody was shown to have no effect in the same experiment. These data collectively demonstrate that
MGTA-117
selectively engages the CD117 receptor on stem cells and their progenitors and once internalized the release of the amanitin payload results in effective potent targeted HSC depletion, while sparing non CD117 expressing cells of the immune system.

Administration of a single dose of
MGTA-117
to humanized mice results in significant depletion of CD117-positive HSC/HSPC but is without effect on CD117-negative
T-cells.
The monoclonal or naked antibody is ineffective in depleting stem cells.
In healthy primate studies, a single dose of
MGTA-117
showed dose-dependent HSC depletion in the bone marrow at seven days post-dosing with doses ≥ 0.3 mg/kg achieving ≥ 90% HSC depletion as measured by CD34+CD90+CD45RA- cells. These data demonstrate that in normal healthy primates,
MGTA-117
selectively targeted and depleted bone marrow stem cells and their progenitors. In the same studies, we observed dose-dependent depletion of peripheral blood reticulocytes. Reticulocytes do not express CD117 and therefore this sensitive depletion of these red blood cell precursors indicates the sensitivity of bone marrow erythro-progenitor cells to
MGTA-117.
Peripheral reticulocytes in the blood may therefore serve as a sensitive biomarker of
MGTA-117
effectiveness in depleting HSC/HSPC in the bone marrow compartment.

MGTA-117
has also been shown to be effective in killing human acute myeloid leukemia cells in vitro
. To extend these data, we assessed the ability of
MGTA-117
to reduce tumor burden and therefore extend survival in mice bearing two different human AML tumor types. We selected patient-derived AML tumor cells from a patient prior to treatment and compared that with human tumor cells from a recurrent/relapsed AML that was resistant to multiple lines of therapy. Tumor-bearing mice treated with a single dose of
MGTA-117
showed improved survival regardless of tumor-type, compared to mice left untreated or those treated with isotype control ADC (which does not bind to CD117) or multiple doses of standard aracytidine chemotherapy.

Mice bearing human tumor explants from naïve patients (PDX1) or from recurrent/relapsed patients (PDX2) showed improved survival following treatment with
MGTA-117
compared with either the isotype-control antibody or aracytidine.
Rapid Clearance
In preclinical studies, we utilized an experimental
CD117-ADC
with a full length human IgG1 antibody that had been engineered to have rapid clearance from the body which enables safe graft infusion within five days after dosing. As shown in the graphic below, the engineered half-life experimental
CD117-ADC
(that has the

same engineered antibody as
MGTA-117
with a different
non-amanitin
payload) demonstrated rapid clearance in
non-human
primates with a half-life suitable for transplant (n=3/group). The half-life of the wild type CD117 antibody is approximately three days. The experimental
CD117-ADC
drops below limit of detection for the assay after two days and modeled pharmacokinetics (gray line) predicts the ADC will be below cytotoxic concentrations after five days.

An Experimental
CD117-ADC
Successfully Supports Transplant in a Gene Therapy Model
HSC-based
gene therapies also require conditioning of the transplant recipient prior to infusion with stem cells that have been gene-corrected or modified to address the underlying disease prior to transplant. Such gene therapy approaches that leverage the stem cell transplant procedure are being investigated by numerous companies in a variety of diseases, including sickle cell disease, beta-thalassemia and lysosomal storage disorders.
In a preclinical study, an experimental
CD117-ADC
that has the same engineered antibody with a different
non-amanitin
payload, enabled engraftment of autologous gene-modified HSCs in a non-human
primate, or NHP, model. CD34+ cells were harvested from two rhesus NHPs and transduced with a lentiviral vector encoding beta-globin. The transduced cells were transplanted into the same animals six days after a single dose of experimental
CD117-ADC.
The neutrophil counts before and after transplantation of the transduced cells are shown for animal #1 (magenta line) and animal #2 (teal line). The animals recovered their neutrophils on day eight (animal #1) and day ten (animal #2) demonstrating that (1) the conditioning regiment was successful in depleting stem cells reflected by the severe depletion of neutrophils and (2) that the neutrophil count recovered demonstrating recovery from the conditioning and transplant.

The success of the transplants in both animals were confirmed by measurement of vector copy number, or VCN, in the immune cells which are derived from the infused gene modified stem cells.
The VCN was stable beyond three months, the longest time point in the study, demonstrating that the gene-modified cells persisted in the body indicating the gold-standard of a durable transplant. This was comparable to historical data with four doses of busulfan conditioning, but without observation of the side effects associated with busulfan such as veno-occlusive disease, weight loss, diarrhea, mucositis, vomiting, pulmonary fibrosis or seizures.

The graphic above shows that the VCN in the peripheral neutrophils (granulocytes) was equivalent with conditioning with one dose of the experimental
CD117-ADC
versus four doses of toxic busulfan even though the transduced CD34+ cell dose and VCN infused for the experimental
CD117-ADC
conditioned animals was lower compared to the busulfan conditioned animals
.
This indicates the conditioning with the experimental
CD117-ADC
is sufficient to enable engraftment of gene modified HSCs.
Well-Tolerated
A critical characteristic of our next generation conditioning agent
MGTA-117
is that it demonstrates safety and tolerability that supports advancement into human testing.
We determined the safety of
MGTA-117
by conducting a four-week good laboratory practices, or GLP, toxicology study in primates where a no observable adverse event level dose level was identified. There were only two target organs identified. At lower doses the target organ identified was the bone marrow with the intended pharmacological effect of stem cell depletion. At higher doses the target organ identified was the liver with transient enzyme elevations and transient histopathological changes observed. No histopathological changes were observed in kidney, reproductive organs and any other major organ. The GLP toxicology study enabled the advancement of
MGTA-117
into a Phase 1/2 clinical trial.
Clinical development of
MGTA-117
We have an ongoing Phase 1/2 clinical trial to evaluate
MGTA-117
in a multi-center, open-label, single-ascending-dose trial with patients with relapsed/refractory AML and
MDS-excess
blasts, or
MDS-EB
Dose escalation in the trial will be determined in accordance with a modified Fibonacci sequence. The primary outcomes for the clinical trial will be the evaluation of the safety profile, pharmacokinetics and pharmacodynamics of
MGTA-117
as a single dose.
The dosing cohorts expected to enroll in 2022 will allow for evaluation of
MGTA-117’s
ability to:

•	selectively target CD117 as measured by receptor occupancy;

•	potently deplete CD117-expressing cells such as stem cells, progenitors, and tumor cells; and

•	rapidly clear from the body with a well-tolerated profile as determined by pharmacokinetic analysis and clinical chemistry tests, respectively.
Magenta will assess data from each cohort and, after collection of adequate safety, pharmacokinetic and pharmacodynamic data, Magenta intends to engage with the U.S. Food and Drug Administration, or FDA, to transition to the primary target population of patients eligible for stem cell transplantation. In addition, Magenta plans to explore
MGTA-117
as a targeted conditioning agent for stem cell gene therapies.
We have entered into two research and clinical collaborations to evaluate the potential utility of
MGTA-117
for conditioning of patients prior to stem cell-based gene therapies:

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

CD45-ADC
Program
Our second
ADC-based
conditioning program is
CD45-ADC,
which targets the CD45 receptor that is expressed on both HSCs and disease-causing immune cells. For many stem cell transplant applications, it is important to eliminate both HSCs and immune cells in the patient prior to transplant. This is especially important as immune cell depletion is a key feature of the use of autologous stem cell transplant in patients with severe autoimmune disease. In this case, our goal is to eliminate the disease-causing auto-reactive immune cells that perpetuate the underlying autoimmune disease. Similarly, in the allogeneic blood cancer transplant setting, host immune cells must be depleted because they can elicit an immune-mediated rejection of the incoming foreign stem cells. Lastly, for cancer patients with tumors expressing CD45, there may also be a direct anti-tumor effect providing additional therapeutic benefit. For these reasons, we are developing a
CD45-ADC
product candidate that simultaneously targets both HSCs and immune cells.
Preclinical Data Supporting Development
Mouse Models of Autoimmune Disease
Data presented at the Transplant and Cellular Therapy, or TCT, and the European League Against Rheumatism, or EULAR, annual meetings in 2020 showed that a single dose of an experimental
CD45-ADC
removed disease-causing reactive T cells, enabled successful blood and immune reset, and rebuild of the immune system and was well tolerated in a reliable murine model of autoimmune disease, proteoglycan-induced arthritis. Further, a single dose of the
CD45-ADC
significantly reduced disease incidence and delayed disease onset in this model that has successfully provided preclinical proof of concept for many clinically validated standard-of-care
therapies.

Conditioning with
CD45-ADC
Enables Immune Reset via Bone Marrow Transplant and results in halt of disease progression in a murine model of Rheumatoid Arthritis.
BALB/c mice (CD45.2
+
) were given three immunizations (study day 0, 21, and 42) with recombinant human core G1 aggrecan (60 µg in 2 mg DDA) to trigger rheumatoid arthritis (
A
). Animals were treated on day 11 post the final immunization (study day 53) and conditioned animals were transplanted with Balb/c CD45.1
+
congenic bone marrow 48 hours later (study day 55). Animals treated with a neutralizing monoclonal antibody to murine TNF α received 500 µg/mouse IP weekly starting on study day 53. Treatment with 2 mg/kg of
CD45-ADC,
but not
Isotype-ADC,
enabled full congenic donor chimerism in peripheral blood (
B
) at three weeks post-transplant. Representative paws from control and
CD45-ADC
–treated animals are shown in (
C
). Scores for the treatment groups over time are graphed in (
D
).

Mouse Models of Allogeneic Transplant
Data presented at the European Society for Blood and Marrow Transplantation, or EMBT, and American Society of Hematology, or ASH, annual meetings in 2020 and at the TCT annual meeting in February 2021 showed that a single dose of
CD45-ADC
is fully myeloablative and enables complete chimerism in a full mismatch allogeneic stem cell transplant model without the need for additional conditioning agents.

A single dose of 5 mg/kg
CD45-ADC
is sufficient to enable allogeneic transplant of Balb/c CD45.1 donor cells into C57BL/6 recipients.
(A-D)
C57BL/six mice were conditioned with 5 mg/kg
Isotype-ADC
or
CD45-ADC.
CD45-ADC
enables ≥ 95% donor chimerism
(A)
 and peripheral donor engraftment is multilineage through week 20.
(B-D)
. Terminal splenic
(E)
 and thymic
(F)
 chimerism in
CD45-ADC
conditioned mice were similar to TBI. *p<0.05 versus TBI; #p<0.05 versus
CD45-ADC;
ANOVA with post hoc Tukey’s multiple comparisons test.
Oncology Model Results
Data presented at the TCT annual meeting in 2020 demonstrated that a single dose administration of a short half-life
CD45-ADC
is well tolerated and is capable of reducing tumor burden by potently targeting leukemia cells in xenograft models. It significantly prolonged the median survival of animals harboring an established AML cell line and patient derived tumor cells as compared to both untreated controls and a multi-dose regimen of aracytidine, or
ARA-C,
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
and standard of care controls.
Development plans
We plan to develop
CD45-ADC
for use in patients with autoimmune diseases, such as multiple sclerosis and scleroderma, and patients with leukemias and myelodysplastic syndromes. We have identified a lead antibody and progressed this program into
IND-enabling
studies. Magenta expects to have preclinical data from a dose ranging toxicology study in the second half of 2022.
Stem Cell Mobilization & Collection Program
Stem cell mobilization is a process by which stem cells are stimulated out of the bone marrow and into the bloodstream so they are available for collection for future reinfusion. The cells are then preserved, frozen, and stored until the time of transplant. We are developing
MGTA-145
as a new medicine intended to transform the process of mobilization and collection of stem cells.

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
Current approaches for stem cell mobilization include granulocyte colony-stimulating factor, or
G-CSF,
which mobilizes stem cells indirectly, requires repeated daily injections and is associated with significant side effects, including bone pain and, in some cases, splenic rupture and death. The multi-day
regimen requires at least five days of injections of
G-CSF,
and side effects can be disruptive for both patients having their cells collected for autologous transplants and for healthy volunteers donating their cells for allogeneic transplants. For patients who are unable to mobilize a sufficient number of functional stem cells with
G-CSF,
physicians may add another drug, known as plerixafor. Plerixafor is a small molecule CXCR4 antagonist that blocks a pathway that otherwise plays an essential role in attracting and retaining HSCs in the bone marrow. It is approved for use in combination with
G-CSF
for multiple myeloma, and
non-Hodgkin’s
lymphoma patients who fail to achieve sufficient mobilization of stem cells with
G-CSF
alone.
G-CSF
can mobilize stem cells as a single agent but not to sufficient levels to be effective as a standalone agent in most disease settings.
The current unpredictability and inefficiency of stem cell mobilization and collection can also pose a significant logistical burden on transplant and apheresis centers. When planning for a patient’s transplant, transplanting physicians cannot reliably predict at the outset how long it will take to collect the number of cells required. In addition, each day scheduled for attempted mobilization and collection can cause an accumulation of both the direct costs associated with the repeated use of mobilization agents and other healthcare resources, including personnel time, and the indirect costs associated with the need to block time in the limited number of chairs in transplant centers that are used to collect stem cells. It is difficult to predict whether mobilization with
G-CSF
will be successful, especially in heavily treated blood cancer patients. Many patients require multiple collections, including approximately 40% of blood cancer patients. Finally, patients with sickle cell disease can have severe side effects with
G-CSF,
including potentially fatal complications, and therefore, plerixafor is the only available mobilization option for sickle cell disease patients. However, because of its poor efficacy as a standalone agent and the high number of stem cells required for a transplant in sickle cell disease, multiple doses of plerixafor and collections are needed in approximately 75% of sickle cell disease patients.

Our
MGTA-145
Product Candidate
Magenta is developing
MGTA-145
as a potential first-line standard of care for stem cell mobilization in a broad range of diseases, for both autologous and allogeneic transplants.
MGTA-145,
a CXCR2 agonist, works in combination with plerixafor, a CXCR4 antagonist, to harness the physiological mechanism of stem cell mobilization. Our goal is for
MGTA-145
is to be the preferred first-line mobilization option for all patients and donors through rapid, reliable, predictable and safe mobilization and collection of high numbers of functional stem cells. We received Orphan Drug Designation from the FDA, for
MGTA-145
for the mobilization of HSCs to the peripheral blood for collection and subsequent transplant.
Mechanism of action
CXCR2 is a chemokine receptor expressed on the surface of neutrophils. Binding of
MGTA-145
to the receptor results in neutrophil activation. Published data from Magenta founders and scientists show that a key event for mobilization of stem cells is the
MGTA-145-mediated
release of proteases from activated neutrophils, which together with the actions of the CXCR4 antagonist, plerixafor, results in the rapid release of HSCs from the bone marrow into the blood. Blocking CXCR4 using plerixafor and activating neutrophils with
MGTA-145
has been shown clinically to produce an effective and synergistic untethering and release of HSCs from bone marrow into the blood, resulting in rapid, reliable, predictable and well-tolerated mobilization of HSCs.

MGTA-145
in combination with plerixafor harnesses the natural mechanism of stem cell mobilization.
MGTA-145
Phase 1 Clinical Data – Healthy Subjects
We have completed a Phase 1 clinical trial of
MGTA-145
plus plerixafor in healthy subjects. The trial met all primary and secondary endpoints. Clinical endpoints included safety and tolerability, pharmacokinetics, target engagement and pharmacodynamic effects. Data from the trial presented at the ASH annual meeting in December 2020 showed that
MGTA-145
was safe and well tolerated as a single agent and in combination with plerixafor, and that
MGTA-145
in combination with plerixafor demonstrated rapid,
single-day
mobilization and collection of sufficient numbers of functional stem cells.
MGTA-145
was shown to engage CXCR2 on neutrophils to mobilize CD34+ stem cells into peripheral blood with limited neutrophil activation, which may minimize risk of vaso-occlusive crises in patients with sickle cell disease.
MGTA-145
Phase 2 Clinical Data – Phase 2 Investigator-Initiated Trial in Multiple Myeloma
A Magenta supported Phase 2 investigator-initiated clinical trial at Stanford University with 25 multiple myeloma patients showed that
MGTA-145,
in combination with plerixafor, mobilized a sufficient number of stem cells for transplantation and met the trial’s primary endpoint in 88% of patients (22/25). In addition, all patients transplanted with cells mobilized by
MGTA-145
plus plerixafor as of the data
cut-off
date had successful engraftment (18/18 patients) with prolonged durability through the
100-day
follow-up
period (13/13 patients) which were two key exploratory endpoints. The regimen was generally well-tolerated.

MGTA-145
Clinical Data Confirms Potential Clinical Benefit, as Demonstrated in Multiple Myeloma from Single-Center Phase 2 Investigator-Initiated Trial (n=25 patients)
Next Steps in
MGTA-145
Clinical Development
Phase 2 Dosing and Administration Optimization Clinical Trial.
Building upon the encouraging cell collection data from the Phase 2 investigator-initiated clinical trial in multiple myeloma patients, Magenta plans to pursue a company-sponsored Phase 2 clinical trial to evaluate identified possible adjustments in the dosing and administration regimen that are expected to further increase the number of stem cells mobilized for collection. This evaluation will be performed in healthy subjects which we believe will enable expedited enrollment and reduced patient variability. This clinical trial approach is intended to inform our clinical development plans in autologous transplant, including multiple myeloma, and allogeneic stem cell transplant.
Phase 2 Sickle Cell Disease Stem Cell Mobilization and Collection (Cell Characterization;
Pre-Clinical
Gene Modification Model).
We entered into a Phase 2 clinical collaboration with bluebird bio, Inc. to evaluate the safety and potential utility of
MGTA-145,
in combination with plerixafor, for the mobilization and collection of stem cells in patients with sickle cell disease. Under the agreement, the companies will co-fund
the clinical trial. Each party will characterize the collected cells and Magenta plans to gene- modify the cells and transplant them into established pre-clinical
models to evaluate engraftment. Data from this clinical trial could provide proof-of-concept
for
MGTA-145,
in combination with plerixafor, as the preferred mobilization regimen for patients with sickle cell disease and, more broadly, across all HSC gene therapy applications.
Phase 2 Allogeneic Donor Stem Cell Mobilization and Collection for Stem Cell Transplant in AML, ALL and MDS Patients.
We entered into a clinical trial collaboration with National Marrow Donor Program (as successor in interest to Be the Match Biotherapies, LLC, or Be the Match, to evaluate the potential utility of
MGTA-145,
in combination with plerixafor, to mobilize and collect stem cells from allogeneic donors for transplant in patients with AML, acute lymphocytic leukemia, or ALL, and MDS. The clinical trial commenced in 2021 and, after review of initial clinical data from the trial in parallel with the review of the multiple myeloma clinical data, we decided to close the allogeneic donor clinical trial in favor of exploring the dosing and administration adjustments described above. We decided that the dosing and administration optimization clinical trial would be more beneficial to the overall
MGTA-145
program due to its applicability to both allogeneic and autologous mobilization.
Research Programs
Our research efforts currently focus on future
ADC-based
conditioning programs. Our most advanced research program targets a receptor that is expressed on T cells, a type of immune cell. T cell depletion is currently performed with highly toxic,
non-specific
drugs which can lead to immune deficiency, infections and other complications, including secondary autoimmune reactions. We are pursuing targets expressed on the surfaces of T cells with the goal of offering a safer and more optimized targeted conditioning approach through T cell depletion before cell therapy such as
CAR-T
for blood cancers, prevention of stem cell rejection prior to allogeneic stem cell transplant or achievement of immune system reset through autologous stem cell transplant in patients with autoimmune diseases.
E478: AHR antagonist for expansion of gene-modified stem cells
Opportunity
Stem cell transplant with gene-modified HSCs, which is referred to as gene therapy, stem cell gene therapy or genome editing, is a promising treatment approach for many diseases. We believe this approach can be enhanced by (1) increasing the number of gene-modified HSCs that retain the ability to durably engraft in patients and (2) reducing the cost and complexity of manufacturing viral vectors for gene modification of cells. These constraints could increase the commercial viability of stem cell gene therapy.
E478 product candidate
We developed the E478 program in response to the unmet technological need recognized in the field of stem cell gene therapy – the challenge of achieving sufficiently high doses of gene-modified stem cells. E478 is a novel and proprietary small molecule AHR antagonist that was developed to increase the number of gene-modified HSCs ex vivo
for stem cell based-gene therapy. AHR antagonism is a clinically validated mechanism to increase the number of HSCs, most recently having been studied in patients with hematologic malignancies and inherited metabolic diseases.
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
Preclinical data
We have shown that E478 can generate higher numbers of long-term engrafting human HSCs compared to other technologies. We have presented in vitro
and
in vivo
data demonstrating successful increases in the number of gene-modified HSCs from both bone marrow and mobilized blood cell sources with E478 and showed that ex vivo
incubation with E478 leads to higher and durable levels of engraftment in NSG mice compared to conventional culture approaches. Our data demonstrate that HSCs modified via lentiviral transduction, CRISPR/Cas9 and other gene-modifying approaches can be expanded in vitro
by E478 and engraft
in vivo
in NSG mice.
Development plan
We are developing E478 to partner with gene therapy, genome editing and cell therapy companies. E478 would be integrated into our potential partners’ cell-based products, leading to newly defined cell/gene therapies.
Commercialization Plans
We plan to establish sales, marketing and commercial product distribution capabilities. As our product candidates advance in clinical development, we are building upon our existing relationships with transplant centers and thought leaders, furthering our understanding of the influences on the transplant decision-making process, refining our market research into reimbursement and market access and leveraging our partnership with

Be the Match. Transplants are currently conducted in a small number of specialist sites worldwide. There are approximately 180 transplant centers in the U.S. that are accredited, of which approximately 36 collectively account for over 50% of transplant volume. In Europe, approximately 275 transplant centers are accredited through the Joint Accreditation Committee ISCT-Europe-EMBT. All of our product candidates are focused on the transplant physician as the key prescriber and decision maker.
As we advance our development programs, we will evaluate our sales and marketing resource needs and develop plans to build out a dedicated transplant center-focused medical affairs, sales and marketing organization. We intend to leverage any infrastructure developed for our most advanced product candidate,
MGTA-145,
to support commercialization of any additional product candidates in our portfolio for which we gain approval. In addition, we expect to build upon physicians’ familiarity with
MGTA-145
to accelerate adoption of our other potential products. As additional product candidates advance through our pipeline, our commercial plans may change. In particular, some of our discovery-stage pipeline assets target autoimmune disease indications, which could potentially require additional commercial resources in order to engage with referring physicians outside of transplant centers and clinical trial sites.
Our commercial strategy in the U.S., Europe, and Asia may include the use of strategic partners, distributors, a contract salesforce and/or the establishment of our own commercial structure.
Stem Cell Transplant Commercial Market Opportunity
Stem cell transplant is currently a large commercial market opportunity and approximately 90,000 patients annually have a stem cell transplant in the U.S., Europe and Asia. This is a significant existing potential market for Magenta medicines. However, this number represents only approximately 50% of the patient population that is eligible for stem cell transplant given the existing barriers and risks that can prevent eligible patients from proceeding to transplant.
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
Across diseases where transplant has been shown to result in improved patient outcomes, only a fraction of eligible patients currently receives a transplant because the current risks and challenges associated with the drug products used to prepare patients often outweigh the potential for a cure. Depending on the disease, the barriers for treatment currently include the risk of morbidity and mortality associated with current conditioning regimens, efficiently obtaining an adequate cell dose to complete the transplant and finding a matched donor. We believe that by removing some of the major barriers to transplant with Magenta’s programs, we can potentially enable safe and effective stem cell transplant for more of the 175,000 eligible patients worldwide. Today 90,000, or approximately 50%, of eligible patients worldwide undergo stem cell transplant. Further, by optimizing the benefit versus risk tradeoff, we believe the eligible patient populations could increase beyond the current numbers.

We have assessed the existing stem cell transplant market and potential eligible patient population in major global markets: U.S., Germany, France, U.K., Italy, Spain and Japan on a
per-indication
basis to estimate the potential number of patients that could benefit from Magenta’s product candidates.
Blood Cancers:
Stem cell transplant is an existing standard of care for many diseases, however outcomes can be impacted by many factors, including lack of a matched donor or poor mobilization, and a significant number of eligible patients do not receive a transplant because of the toxicity of conditioning:
Our targeted conditioning programs, including our
MGTA-117
product candidate, have the potential to provide more effective targeted conditioning for blood cancer patients, particularly allogeneic transplant candidates, who currently weigh the tradeoffs of long-term efficacy and toxicity with current conditioning regimens that impact patient outcomes. Our
MGTA-145
product candidate has the potential to address the challenges in mobilizing and collecting stem cells faced by patients and healthy donors for autologous and allogeneic transplant in blood cancer patients.
Multiple myeloma, a cancer arising from plasma cells, is diagnosed in approximately 64,000 patients annually in the major global markets. Multiple myeloma represents the second most common blood cancer treated by autologous stem cell transplant. Following diagnosis, patients typically undergo treatment with one or more therapeutic classes which may include chemotherapy, immunotherapy, targeted agents, and/or corticosteroids. After one or more courses of initial treatment, patients may proceed to a stem cell transplant depending on whether they are considered an appropriate candidate depending on several patient- and disease-related factors. Currently, approximately 15,300 multiple myeloma patients receive a stem cell transplant annually in the major global markets.
Non-Hodgkin’s
and Hodgkin’s lymphomas, cancers arising from lymphocytes or white blood cells, are diagnosed in approximately 200,000 patients annually in the major global markets.
Non-Hodgkin’s
lymphoma, or NHL, is the most common group of blood cancers, the largest of which is Diffuse Large
B-Cell
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
AML is a cancer arising from myeloid cells, an immature white blood cell found in the bone marrow, is diagnosed in approximately 36,000 patients annually in the major global markets. Eligibility for a stem cell transplant is determined by several criteria including patient fitness (including age and comorbidities), cytogenetic risk status and response to induction therapy. Approximately 40% of newly diagnosed AML patients become eligible for transplant to achieve a more durable remission based on the criteria outlined. However, the current challenges of stem cell transplant, including highly toxic chemotherapy conditioning regimens, limit transplant to approximately 60% of those patients who are otherwise eligible. Currently, approximately 8,400 patients with AML receive a stem cell transplant annually in the major global markets.
MDS occurs when the blood-forming cells in the bone marrow become abnormal, leading to low numbers of one or more types of blood cells. It is diagnosed in approximately 46,000 patients annually in the major global markets. Approximately 35% of newly diagnosed MDS patients have intermediate- to high-risk disease and one-third
of those are eligible for stem cell transplant based on patient fitness (including age and comorbidities) and blast count. However, the current challenges of stem cell transplant, including highly toxic chemotherapy conditioning regimens, limit transplant to approximately 60% of those MDS patients who are otherwise eligible. Currently, approximately 2,900 patients with MDS receive a stem cell transplant annually in the major global markets.
ALL is a cancer that develops from immature white blood cells and is common in children. It is diagnosed in approximately 11,000 patients annually in the major global markets. Currently, approximately 3,800 patients with ALL receive a stem cell transplant annually in the major global markets.
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
Our
MGTA-117
conditioning program has the potential to provide safer, targeted conditioning for patients who are eligible to receive autologous stem cell gene therapies, including, but not limited to, patients with sickle cell disease, beta thalassemia, and lysosomal storage disorders.
MGTA-117
may also further expand the number of patients who are eligible for these currently investigational gene therapy product candidates. Our
MGTA-145
product candidate has the potential to address patients with sickle cell disease who cannot receive
G-CSF
because of the risk of triggering sickle cell crises, as well as other patients requiring collection of stem cells prior to
HSC-based
gene therapy.
Sickle cell disease affects over 150,000 patients in major global markets. Approximately 20%, or 30,000, of these patients have severe disease (based on annualized sickle cell crises) and are therefore eligible for stem cell transplant or gene therapy once the current risks of the transplant are factored in.
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
In addition, our CD45

conditioning program has the potential to provide safer, targeted conditioning for autoimmune disease patients eligible to receive autologous transplant. We are developing targeted conditioning approaches to grow the use of transplant in autoimmune disease significantly.
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
Manufacturing
We do not own or operate, and have no plans to establish, any manufacturing facilities. We currently depend on third-party contract development and manufacturing organizations, or CDMOs, for all of our requirements of raw materials, drug substance and drug product for our preclinical research and our ongoing clinical trials of
MGTA-145,
MGTA-117
and
CD45-ADC.
We have not entered into long-term agreements with our current CDMOs.
We intend to continue to rely on CDMOs for later-stage development and commercialization of
MGTA-145,
as well as the development and commercialization of
MGTA-117,
and
CD45-ADC,
and other product candidates that we may identify. Although we rely on CDMOs, we have personnel and consultants with extensive process, product development and manufacturing experience to oversee the development, manufacturing and overall relationships with our CDMOs.
In the case of
MGTA-145,
we have manufactured, and released for clinical use, drug substance and drug products which have been manufactured by our CDMOs to satisfy our immediate and near term clinical and preclinical needs. We expect to refine, scale, and optimize the process, including the final product formulation, for our development and commercial supply needs. The late-stage development efforts are underway for
MGTA-145
and our ability to manufacture phase appropriate product quality and purity at a favorable yield is still to be determined.
In the case of
MGTA-117,
we have developed, manufactured, and released for early clinical use, drug substance and drug product which have been manufactured by our CDMOs to satisfy our immediate and near term clinical and preclinical needs. We expect to refine, scale, and optimize the process, including the final product formulation, for our development and commercial supply needs.
In the case of
CD45-ADC,
we are developing a process to produce preclinical and early clinical trial material manufactured by our CDMOs to satisfy our immediate and near term clinical and preclinical needs. We expect to refine, scale, and optimize the process, including the final product formulation, for our development and commercial supply needs.

As our product candidates advance through development and commercialization, we expect to enter into longer-term commercial supply agreements with key suppliers and manufacturers to fulfill and secure the ongoing and planned preclinical, clinical, and, if our product candidates are approved for marketing, commercial supply needs for ourselves and our collaborators.
Manufacturing of any product candidate is subject to extensive regulations that impose various procedural and documentation requirements, which govern recordkeeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. We expect that all of our CDMOs will manufacture
MGTA-145,
MGTA-117
and
CD45-ADC
under current Good Manufacturing Practice, or cGMP, conditions. cGMP is a regulatory standard for the production of pharmaceuticals to be used in humans.
Competition
The biotechnology industry is extremely competitive in the race to develop new products and treatment modalities. While we believe we have significant competitive advantages with our expertise in transplant medicine, preclinical and clinical development expertise, our comprehensive approach to patient care and intellectual property position, we may face competition for our development programs from companies focused on traditional therapeutic modalities, such as small molecules and antibodies, as well as companies developing next-generation cell therapies. Competition is likely to come from multiple sources, including larger pharmaceutical companies, biotechnology companies and academia. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, we will also have to compete with new therapies that may become available in the future. We believe we are the only company that is committed to addressing multiple major opportunities in stem cell transplant to revolutionize an entire field of medicine. We are building a portfolio of novel therapeutic development programs to address multiple major unmet medical needs inherent to the existing stem cell transplant process, which distinguishes us from our competition.
Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals, and product marketing than we currently do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
Stem cell transplant is used to treat a range of diseases and indications. We are aware of many companies that are developing therapeutics, including biologics, small molecules, and cell and gene therapies that are directed to the treatment of blood cancers, genetic diseases and autoimmune diseases that overlap with current stem cell transplant indications.
The following overview is focused on companies that are developing technologies to improve the distinct steps of stem cell transplant.
Competitors for our targeted conditioning programs include the following:
MGTA-117:

•	Medexus Pharmaceuticals, Inc., which is developing treosulfan (reduced intensity conditioning alkylating agent used in allogeneic stem cell transplant) to replace busulfan; and

•	Jasper Therapeutics, Inc., which is developing an antibody to CD117 that is not conjugated to a payload.

CD45-ADC:

•	Actinium Pharmaceuticals, Inc., which is developing an antibody to CD45 that is linked to radioisotope iodine-131; and

•	Molecular Templates Inc., which is developing an antibody to CD45 that is conjugated to engineered Shiga-toxin.
Competitors for our stem cell mobilization and collection program include the following:

•	BioLineRx Ltd., which is developing BL-8040, a peptide that functions as a high-affinity antagonist for CXCR4. They have Phase 3 data in multiple myeloma patients;

•	Yifan Pharmaceutical Co., Ltd., which is developing YF-H-2015005, a peptide that functions as a high-affinity antagonist for CXCR4 (in China); and

•	TaiGen Biotechnology Co., Ltd. & GPCR Therapeutics, Inc., which are developing burixafor, a CXCR4 receptor antagonist.
Competitors for our research programs include the following:

•	Allogene Therapeutics, Inc., which is developing an antibody to CD52 that is not conjugated to any toxin;

•	Telix Pharmaceuticals Ltd, which is developing a CD66-radioconjugate;

•	Cellectis S.A., which is developing an anti-CD52 monoclonal antibody for lymphodepletion; and

•	Precision Biosciences, Inc., which is developing foralumab, a humanized anti-CD3 monoclonal antibody (Phase 1).
Licenses and Collaborations
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
digit

royalties on net sales of licensed products. If we or our affiliates or sublicensees under the Harvard Agreement commence a legal action to challenge the validity, enforceability or scope of any licensed patents, the royalty rate payable to Harvard will double during the pendency of such proceeding and will remain double thereafter if such action is determined in Harvard’s favor. Depending on the type of licensed product, royalties are payable on a product-by-product
and
country-by-country
basis until the later of (i) the last to expire valid claim in the applicable country covering or claiming the composition, manufacture, sale, or use of such licensed product and (ii) 12 years from the date of the first commercial sale of such licensed product in such country.
Harvard controls the filing, prosecution, and maintenance of the licensed patent rights at our expense. We have the first right, but not the obligation, to enforce licensed patent rights against third-party infringement.
The term of the Harvard Agreement will continue until the later of (i) the expiration of the last to expire valid claim under a licensed patent, and (ii) the expiration of the royalty period. Each party has the right to terminate the Harvard Agreement due to the other party’s uncured material breach or insolvency. In particular, Harvard may terminate the Harvard Agreement upon our uncured failure to meet certain development and regulatory milestone deadlines set forth therein. We have the right to terminate the Harvard Agreement for convenience upon 60 days’ prior written notice to Harvard. Upon termination of the Harvard Agreement for any reason, the license granted to us by Harvard will terminate.
Exclusive Research, Development Option and License Agreement with Heidelberg Pharma Research GmbH
In March 2018, we entered into an exclusive research, development option and license agreement with Heidelberg Pharma Research GmbH, or Heidelberg Pharma. We refer to this agreement, as amended, as the Heidelberg Agreement. Heidelberg Pharma has developed a proprietary antibody targeted amanitin conjugates platform. This collaboration enables our research and development efforts across several targeted conditioning programs through the combination of our proprietary antibodies and Heidelberg Pharma’s antibody targeted amanitin conjugates platform.
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
The term of the Heidelberg Agreement will continue until the last to expire royalty term unless terminated earlier by either party. Each party has the right to terminate the Heidelberg Agreement due to the other party’s uncured material breach on a product-by-product
or
target-by-target
basis. We have the right to terminate the Heidelberg Agreement for convenience in its entirety or on a product-by-product,
target-by-target
or
country-by-country
basis upon 60 days’ prior written notice to Heidelberg Pharma if terminating before the first commercial sale of a product in a country or upon six months’ prior written notice to Heidelberg Pharma if terminating after the first commercial sale of any product directed to such target in such country. Furthermore, each party has the right to terminate the Heidelberg Agreement if the other party experiences an insolvency event (as such term is defined in the Heidelberg Agreement), provided that, in the case of any involuntary bankruptcy proceeding, such right to terminate is only effective if the party that is subject to the insolvency event consents to the involuntary bankruptcy proceeding or such proceeding is not dismissed within a certain time-period after filing thereof. Upon termination of the Heidelberg Agreement in its entirety or with respect to a product or target, all applicable licenses granted to us will terminate immediately.
Master Services Agreement with Heidelberg Pharma
In May 2019 and in connection with the Heidelberg Agreement, we entered into a master services agreement with Heidelberg Pharma. We refer to this agreement as the Heidelberg MSA. Under the terms of the Heidelberg MSA, Heidelberg Pharma agrees to perform, and cause certain of its subcontractors to perform, certain services related to development, synthesis, analytical purification, formulation, packaging, storage, stability, release testing, quality control and other related services for the purpose of supplying us with certain targeted amanitin conjugates for use in our preclinical and clinical trials. Payment terms to Heidelberg Pharma include the payment of service fees set forth in applicable work orders.
The term of the Heidelberg MSA is indefinite unless terminated earlier by either party. We have the right to terminate the Heidelberg MSA for convenience in its entirety upon 60 days’ prior written notice to Heidelberg Pharma. In addition, each party has the right to terminate the Heidelberg MSA (i) if the agreement between Heidelberg Pharma and certain of its subcontractors relating to the work to be performed under the Heidelberg MSA is terminated, (ii) upon a general assignment by one of the parties for the benefit of creditors or if a petition in bankruptcy or under any insolvency law is filed by or against the other party and such petition is not dismissed within a certain time-period after it has been filed, or (iii) upon a material uncured breach of the other party that relates to the Heidelberg MSA as a whole (subject, in the case of (iii), to a cure period).

Bachem Master Development and Manufacturing Agreement
In February 2018, we entered into a Master Development and Manufacturing Agreement with Bachem Americas, Inc., or Bachem. This agreement, which we refer to as the Bachem Agreement, governs several projects related to the development and manufacture of CXCR2 agonists, including
MGTA-145,
each pursuant to a separate project plan. The active pharmaceutical ingredient of
MGTA-145
is a 69 amino acid protein. We selected Bachem as our contract manufacturer for this program based on their deep expertise in the synthesis and production of proteins. Financial terms related to this agreement will be determined on a project-by-project
basis. Bachem has produced Phase 1/2 clinical drug substance, and we are contracted with them to perform Phase 3 process development and Phase 3 GMP manufacturing of the
MGTA-145
drug substance.
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
Intellectual Property
Overview
We strive to protect the proprietary product candidates and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technologies, diagnostics, and other inventions. As of December 31, 2021, our patent portfolio was composed of more than 15 issued patents and more than 250 pending patent applications in the U.S. and foreign jurisdictions. In addition, we have licensed more than 100 issued patents and pending patent applications in the U.S. and foreign jurisdictions.
Company-Owned Patent Rights Relating to Our Targeted Conditioning and Post-Transplant Complications Programs
With regard to our targeted conditioning and post-transplant complications programs, our owned patent portfolio includes six issued U.S. patents, six issued foreign patents, and more than 200 pending patent applications in the U.S. and foreign jurisdictions. Our targeted conditioning and post-transplant complications patent portfolio includes, for example, composition of matter and methods of use claims directed to program-specific ADCs and antibodies, as well as claims directed more generally to our targeted conditioning and post-transplant complications programs that provide coverage for multiple programs.
Our CD117 patent portfolio contains patent families directed to compositions and methods for the depletion of CD117+ cells as well as patent families directed to the
MGTA-117
composition of matter and methods of use. As of December 31, 2021, our CD117 patent portfolio included three issued U.S. patents, more than eight pending U.S. patent applications, more than 70 patents and pending patent applications in foreign jurisdictions, three families of pending U.S. provisional patent applications, and a pending PCT application. The issued U.S. patent would be expected to expire in 2037, absent any applicable patent term extensions. Any other patents that issue from the pending patent applications in this portfolio would be expected to expire between 2037 and 2041, absent any applicable patent term extensions.
Company-Owned Patent Rights Relating to Our Mobilization Program
Our MGTA-145
patent portfolio contains patent families directed to methods of mobilizing HSCs. As of December 31, 2021, we owned one issued U.S. patent, six pending U.S. patent applications, more than 15 pending foreign patent applications, and two pending PCT patent applications. The issued U.S. patent would be expected to expire in 2037, absent any applicable patent term extensions. Any other patents that issue from the pending patent applications would be expected to expire between 2037 and 2042, absent any applicable patent term extensions.
Company-Owned Patent Rights Relating to Our Cell Therapy Programs
Our cell therapy patent portfolio contains patent families directed to compositions of matter for AHR antagonists, including E478, methods of using these compounds, and methods of treatment using expanded HSCs. As of December 31, 2021, we owned three issued U.S. patents, seven pending U.S. patent applications, and more than 50 pending patent applications in foreign jurisdictions. The issued U.S. patents would be expected to expire in 2038, absent any applicable patent term extensions. Any patents that issue from the pending patent applications would be expected to expire between 2038 and 2039, absent any applicable patent term extensions.
In-Licensed
Harvard Portfolio
We have exclusively licensed a patent portfolio from Harvard applicable to our targeted conditioning and mobilization programs that contains patent families directed to compositions and methods for non-myeloablative conditioning,
compositions, and methods for mobilizing HSCs, and highly engraftable hematopoietic stem cells and their uses. As of December 31, 2021, this patent portfolio included four issued U.S. patents, four pending U.S. patent applications, and more than 30 patents and pending patent applications in foreign jurisdictions. The issued U.S. patents would be expected to expire in 2034 and 2036, absent any applicable patent term extensions. Any patents that issue from the pending patent applications in this patent portfolio would be expected to expire between 2034 and 2037, absent any applicable patent term extensions.
In-Licensed
Heidelberg Portfolio
We have licensed a patent portfolio from Heidelberg Pharma applicable to our targeted conditioning and post-transplant complications programs that contains patent families directed to amatoxin conjugates, methods of treatment, and methods of synthesizing amatoxins. As of December 31, 2021, these families included more than 90 issued patents and pending patent applications in jurisdictions worldwide. The issued patents and any other patents that issue from these families would be expected to expire between 2030 and 2040, absent any applicable patent term extensions.
The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries in which we have filed, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent
application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted for a portion of the term effectively lost as a result of the FDA regulatory review period, subject to certain limitations and provided statutory and regulatory requirements are met. Any such patent term extension can be for no more than five years, only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. We may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. In the future, if and when our product candidates receive approval from the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents we may obtain in the future covering those products, depending upon the length of the clinical trials for each product and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our owned and licensed pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive in the future may be challenged, invalidated, infringed, or circumvented. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide. For more information, see the section entitled “Item 1A. Risk Factors – Risks Related to Intellectual Property.”
Other IP Rights
In addition to patents, we rely upon unpatented trade secrets and know-how and
continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how can
be difficult to protect. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators and scientific advisors, and non-competition, non-solicitation, confidentiality,
and invention assignment agreements with our employees and consultants. We have also executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that we have executed such agreements with all applicable counterparties, such agreements will not be breached, or that these agreements will afford us adequate protection of our intellectual property and proprietary rights. For more information, see the section entitled “Item 1A. Risk Factors—Risks Related to Intellectual Property.”
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
MGTA-117,
MGTA-145
and any other current or future product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

In addition to the discussion below, see “Item 1A. Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures.
U.S. drug and biologic development
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
MGTA-117,
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

•
satisfactory completion of one or more FDA
pre-approval
inspections of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;

•	potential FDA audit of the clinical trial sites that generated the data in support of the NDA or BLA;

•	payment of user fees for FDA review of the NDA or BLA; and

•	FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the U.S.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and the regulatory scheme for drugs and biologics is evolving and subject to change at any time. We cannot be certain that any approvals for
MGTA-117,
MGTA-145
and any other current or future product candidates will be granted on a timely basis, or at all.
Preclinical studies and IND
Before testing any drug or biological candidate in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro
and animal studies to assess safety and, in some cases, to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP regulations for safety/toxicology studies.
An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA unless, before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
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

•
Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate.

•
Phase 2 clinical trials involve studies in disease-affected patients to evaluate proof of concept and/or determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.

•
Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the product candidate’s safety and effectiveness for its intended use, and to establish the overall benefit/risk relationship of the product candidate and provide an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.
Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators 15 days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro
testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening
suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.
Phase 1, Phase 2, Phase 3 and other types of clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies, must develop additional information about the chemistry and physical characteristics of the drug or biologic and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.
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
indication.
The FDA reviews all submitted NDAs and BLAs before it accepts them for filing and may request additional information rather than accepting the NDA or BLA for filing. The FDA generally makes a decision on accepting an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth
review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA targets ten months from the filing date to complete its initial review of a new molecular entity NDA or original BLA and respond to the applicant, and six months from the filing date of a new molecular entity NDA or original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.
Before approving an NDA or BLA, the FDA will conduct a
pre-approval
inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, withdraw the application, or request an opportunity for a hearing. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.
Orphan drug designation
Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or 200,000 or more individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making the product available in the U.S. for this type of disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety, provision of a major contribution to patient care, or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label
in the orphan indication. Orphan drug exclusivity could also block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.
Expedited development and review programs
The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. For a fast track-designated product, the FDA may consider sections of the NDA or BLA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. The sponsor can request that the FDA designate the product for fast track status any time before receiving NDA or BLA approval, but ideally no later than the pre-NDA
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
A product may also be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and demonstrates an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the disease or condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. The FDA may also withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval
of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation plus intensive guidance from the FDA to ensure an efficient drug development program.
As part of the 21
st
Century Cures Act, Congress amended the FDCA to facilitate an efficient development program for, and expedite review of, RMATs which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. RMATs do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the PHSA and 21 CFR Part 1271. This program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. A sponsor may request that the FDA designate a product candidate as an RMAT concurrently with, or at any time after, submission of an IND. The FDA has 60 calendar days to determine whether the product candidate meets the criteria, including whether there is preliminary clinical evidence indicating that the product candidate has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real world evidence, such as electronic health records, the collection of larger confirmatory data sets, or post-approval monitoring of all patients treated with such therapy prior to its approval.
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
The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance
with regulatory standards or if problems occur following initial marketing or if the FDA determines that the product is no longer safe or effective.
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
The Physician Payments Sunshine Act of 2010, as amended by the Health Care and Education Reconciliation Act, requires applicable manufacturers of covered drugs, biologics, and medical supplies (those paid for by a federal healthcare program) to report annually to CMS information related to any payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician
providers such as physician assistants and nurse practitioners.
Federal government price reporting laws require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs. Additional federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.
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
State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not pre-empted
by HIPAA, thus complicating compliance efforts. For example, in California, the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Further, the CCPA creates a private right of action for certain data breaches that result in the loss of personal information of California residents, and this private right of action may increase the likelihood of, and risks associated with, data breach litigation. Currently, clinical trial data and information governed by HIPAA are exempt from the current version of the CCPA, but possible changes to the CCPA may broaden its scope. In addition, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Similar laws have been proposed, and likely will be proposed, in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, on March 2, 2021, the Virginia Consumer Data Protection Act, or CDPA, was signed into law. The CDPA becomes effective January 1, 2023 and contains provisions that, in addition to other mandates, require businesses subject to the legislation to conduct data protection assessments in certain circumstances and that require opt-in
consent from Virginia consumers to process certain sensitive personal information. Further data privacy and security laws and regulations in foreign jurisdictions may be more stringent than those in the U.S. (such as the European Union, which adopted the GDPR, which became effective in May 2018). Analogous state laws may additionally govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.
Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.
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
In March 2010, the Congress enacted the ACA, which, among other things:

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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business. Prior to the Biden administration, on October 13, 2017, former President Trump signed an executive order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it would discontinue these payments immediately until those appropriations were made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business. In addition, CMS has published a final rule that gives states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
In addition, on May 30, 2018, the Right to Try Act was signed into law. The Right to Try Act, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
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
The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and requirements to notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S.
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
MGTA-117,
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

Marketing exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent
marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.
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

Pediatric exclusivity is another type of regulatory marketing exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods. This six-month
exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an
FDA-issued
“Written Request” for such a trial.
European Union drug development
In the European Union, our future products also may be subject to extensive regulatory requirements. As in the U.S., medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.
In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which replaced the previous Clinical Trials Directive 2001/20/EC on January 31, 2022. It overhauls the current system of approvals for clinical trials in the European Union, and is aimed at harmonizing and streamlining clinical-trial authorization (for example, by providing for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications), simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. The new Clinical Trials Regulation also ensures that the rules for conducting clinical trials in the European Union will be identical, as no national implementing legislation in each European Union Member State will be required.
European Union drug marketing
Much like the Anti-Kickback Statue prohibition in the U.S., the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union and the U.K. The provision of benefits or advantages to induce or reward improper performance generally is typically governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the U.K. Infringement of these laws could result in substantial fines and imprisonment. European Union Directive 2001/83/EC, which is the European Union Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the U.K. despite its departure from the European Union.
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
European Union drug review and approval
In the European Union, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of marketing authorizations.

•
The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medical Agency, or EMA, and is valid throughout the European Union. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of

HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the European Union, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

•
National MAs, which are issued by the competent authorities of the European Union Member States and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a European Union Member State, this national MA can be recognized in other European Union Member States through the mutual recognition procedure. If the product has not received a national MA in any European Union Member State at the time of application, it can be approved simultaneously in various European Union Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the European Union Member States in which an MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other European Union Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the European Union Member States (i.e., in the RMS and the Concerned Member States).

Under the above described procedures, before granting a MA, the EMA or the competent authorities of the European Union Member States make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
Now that the U.K. (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain is no longer covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the U.K. medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. The MHRA also has the power to have regard to MAs approved in the European Union Member States through decentralized or mutual recognition procedures with a view to more quickly granting an MA in the U.K. or Great Britain.

European Union market and data exclusivity
In the European Union, innovative medicinal products qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical
and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the European Union. During the additional two-year
period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year
period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on a marketing authorization application with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
European Union orphan designation and exclusivity
In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions and either (i) such condition affects not more than 5 in 10,000 persons in the European Union or (ii) it is unlikely that the development of the medicine would generate sufficient return to justify the necessary investment in its development. In either case, the applicant must also demonstrate that no satisfactory method of diagnosis, prevention or treatment for the condition has been authorized (or, if a method exists, the product would be a significant benefit to those affected compared to the product available).
In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the European Union Members States can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to an authorized orphan product; (ii) the marketing authorization holder for the authorized orphan product consents to such revocation; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
From January 1, 2021, a separate process for orphan designation will apply in Great Britain. There will be no pre-marketing
authorization orphan designation (as there is in the European Union) and the application for orphan designation will be reviewed by the MHRA, at the time of the marketing authorization application. The criteria are the same as in the European Union, save that they apply to Great Britain only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain).
The aforementioned European Union rules are generally applicable in the European Economic Area (comprising the European Union Member States plus Norway, Iceland and Liechtenstein).

Brexit and the Regulatory Framework in the U.K.
On June 23, 2016, the electorate in the U.K. voted in favor of leaving the European Union (commonly referred to as Brexit) and the U.K. formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remained applicable to the U.K., which ended on December 31, 2020. However, the European Union and the U.K. have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of good manufacturing practice, inspections of manufacturing facilities for medicinal products and good manufacturing practice documents issued, but does not foresee wholesale mutual recognition of U.K. and European Union pharmaceutical regulations. At present, Great Britain has implemented European Union legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the European Union regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with European Union regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of U.K. and European Union pharmaceutical legislation. It remains to be seen how Brexit will impact regulatory requirements for medicinal products and devices in the U.K. in the long-term.
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
Non-compliance
with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. In addition, on June 28, 2021, the European Commission adopted an adequacy decision in respect of transfers of personal data to the U.K. for a four-year period (until June 27, 2025). Similarly, the U.K. has determined that it considers all of the European Economic Area to be adequate for the purposes of data protection. This ensures that data flows between the U.K. and the European Economic Area remain unaffected.
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

•
The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022. Then, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.

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

In addition, there has recently been heightened governmental scrutiny of the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation and executive orders issued by the former Trump administration designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The likelihood of success of these and other measures initiated by the former Trump administration is uncertain, particularly in light of the Biden administration.
At the federal level, President Biden signed an executive order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, imposing inflation caps and supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the executive order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, to enhance the domestic drug supply chain, to reduce the price that the federal government pays for drugs, and to address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. On December 29, 2021 CMS rescinded the Most Favored Nations rule. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale,
as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale,
as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. On May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization for Medicare Part B drugs, beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.
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
Human Capital Resources
As of December 31, 2021, we had 75 full-time employees, 25 of our employees have Ph.D. or M.D. degrees and 56 of our employees are engaged in research and development activities.
Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our employees with the common purpose of helping more patients live free from disease. At Magenta, we celebrate our differences and value the power of a diverse array of people who bring all of themselves to their work. We embrace cultural, racial, gender, cognitive, social and professional diversity because we know that the only way we are going to make new cures possible is by working together. We prioritize employee development and seek to align employees’ goals with Magenta’s overall strategic direction. We use our equity incentive plan to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards to achieve short- and long-term results that are in the best interests of investors, Magenta’s mission and our patients. For additional information on the impact of
COVID-19
on our employees, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of the Ongoing
COVID-19
Pandemic.”
Our Corporate Information
We were incorporated under the laws of the State of Delaware on June 17, 2015 under the name HSCTCo Therapeutics, Inc. In February 2016, we changed our name to Magenta Therapeutics, Inc.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, as defined in Rule
12b-2
under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and (ii) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period.
We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting
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
Set forth below are the risks that we believe are material to our investors and they should be carefully considered. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and other factors not presently known to us or that we currently believe are immaterial may affect our business, prospects, financial condition and results of operations if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page three of this Annual Report on Form
10-K.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of stem cell transplant to more patients and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the years ended December 31, 2021 and 2020, we reported net losses of $71.1 million and $74.9 million, respectively. As of December 31, 2021, we had an accumulated deficit of $325.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash (including the net proceeds from our initial public offering, or IPO, and our subsequent public and private equity offerings) to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the U.S., the European Union and certain other markets. As of December 31, 2021, we had approximately $176.9 million in cash, cash equivalents and marketable securities. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of research, preclinical studies and clinical trials for our product candidates;

•	the costs to develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for our product candidates;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop or may in-license;

•	the cost of milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medical Agency, or EMA, and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities;

•	the cost of seeking to attract, hire and retain skilled personnel; and

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
We are a clinical-stage company. We were founded and commenced operations in June 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, and undertaking preclinical studies and clinical trials. Although we have initiated clinical trials for certain of our product candidates, we have not yet demonstrated an ability to successfully complete clinical trials of our product candidates; obtain marketing approvals; manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf; or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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

•
positive results from our preclinical and clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;

•	receipt of regulatory approvals from applicable regulatory authorities;

•	establishment of arrangements with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities;

•
successful development of our internal or external manufacturing processes or transfer to larger-scale facilities operated by either a third-party contract development and manufacturing organization, or CDMO, or by us;

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

•
failure to receive the necessary regulatory approvals or a delay in receiving such approvals, which delays may be caused by, among other things, slow enrollment in clinical trials, delays due to investigations concerning safety, length of time to achieve study endpoints, additional requirements for data by regulatory agencies, additional time requirements for data analysis, or biologics license application, or BLA, preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data, or unexpected safety or manufacturing issues;

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
In addition, if one of our product candidates is approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third party providers) comply with the FDA’s current Good Manufacturing Practices, or cGMP, and cGCP requirements for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates’ post-market approval could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, patients who are in our clinical studies or undergoing stem cell transplant typically have underlying disorders or compromised immune systems that make them vulnerable or fragile for undergoing additional clinical studies. For example, we began patient enrollment for our Phase 1/2 clinical trial of
MGTA-117
in patients with acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS; however, the patients who we expect to enroll in the initial phase of that trial are subject to underlying disorders that may cause negative outcomes for those patients that could slow down or even suspend the study. As a result, the FDA could put the trial on hold until we can satisfy any potential FDA concerns. If any FDA clinical hold is not lifted or if the process takes an extended period of time, our business and prospects may suffer material adverse consequences.
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
ADCs utilize toxins to kill cells, and we may not be able to identify a safe and effective dose for some of our potential product candidates. ADCs, including those that have received marketing approval, have dose-dependent safety findings that can include liver toxicity, depending on the target of the ADC and the drug used in the conjugate. In addition, ADCs may have other adverse side effects including fatalities. Although our
CD117-ADC,
which was designed to deplete hematopoietic stem cells, or HSCs, was generally well tolerated at efficacious doses in non-human
primate studies, we may not be able to ultimately show that
MGTA-117
can deplete HSCs at a safe and effective dose in humans and we may need to delay, abandon or limit these development efforts. Further,
MGTA-117
utilizes an amanitin toxin that has not been previously tested as an ADC toxin in humans. Other companies, for example Heidelberg Pharma (whether alone or with third parties), are developing ADCs with amanitin toxins and are expected to enter clinical trials. If such other trials encounter safety or efficacy issues, especially if related to the amanitin toxin, then our
MGTA-117
program may be adversely affected.
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

•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organization, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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
Additionally, several of our past, planned and ongoing clinical trials utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
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

We have no experience as a company in obtaining regulatory approval for a drug or biologic.
As a company, we have never obtained regulatory approval for, or commercialized, a drug or biologic. It is possible that the FDA may refuse to accept any or all future NDA or BLAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any current or future product candidates. If the FDA does not approve any future NDAs or BLAs, it may require that we conduct additional costly clinical, preclinical or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies,
approval of any NDA or BLA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing
MGTA-145,
MGTA-117
or any other product candidate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA, BLA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.
Because we are developing product candidates for the treatment of diseases in which there is little clinical experience using new technologies, there is increased risk that the FDA, the EMA, or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results, and these results may be difficult to analyze.
During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are initially seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified
endpoints to a degree of statistical significance. This may be a particularly significant risk for many of the genetically defined diseases for which we plan to develop product candidates because many of these diseases have small patient populations and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Further, even if we do achieve the pre-specified
criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary
endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.
Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate we may develop, and any such approval may be for a narrower indication than we seek.
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
If we are successful in obtaining regulatory approval for
MGTA-145,
MGTA-117
or any of our other product candidates, regulatory agencies in the U.S. and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical trials that are expensive and time-consuming to conduct. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling, additional post market studies or clinical trials, imposition of distribution and use restrictions under a REMS, or withdrawal of the product from the market, which would cause our revenue to decline.
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
Accelerated approval by the FDA, even if granted for our current or any other future product candidates, may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive regulatory approval.
We may seek accelerated approval of our current or future product candidates using the FDA’s accelerated approval pathway. Even if we do receive accelerated approval, however, we may not experience a faster development, regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval for our product candidates.
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
On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The law reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

A Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.
The FDA has broad discretion whether or not to grant a Fast Track Designation for a particular indication, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Receipt of Fast Track Designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not guarantee qualification for the FDA’s priority review procedures. In addition, the FDA may withdraw any Fast Track Designation at any time. We may seek Fast Track Designation for our product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates.
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
Separately, in response to the
COVID-19
pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval
inspections on a

prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause
inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the
COVID-19
pandemic, a number of companies announced receipt of Complete Response Letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing
COVID-19
pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies, such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.
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
We and our CROs will be required to comply with regulations, including cGCPs for conducting, monitoring, recording and reporting the results of preclinical and clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with the requirements in the FDA’s cGMPs requirements. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.

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
Additionally, even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	regulatory or judicial termination or modification of our agreement with the third party due to the third party’s insolvency or winddown, a change in regulations or other reason;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
If any CDMO with whom we contract fails to or otherwise becomes unable to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities, technical knowledge or resources, or enter into an agreement with a different CDMO, which we may not be able to do on reasonable terms, if at all. In addition, if we have a dispute with any of our CDMOs or should any of our agreements with our CDMOs terminate for any reason, in particular our agreements with Bachem Americas, Inc. and Heidelberg Pharma, it could disrupt our supply and replacing these CDMOS would likely be difficult. In these scenarios, our clinical trials could be delayed significantly as we establish alternative supply sources.

In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CDMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up
or alternative supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CDMOs for any reason, we will be required to verify that the new CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We cannot provide any assurance that the technology transfer to another CDMO will be successful in producing our product candidate in sufficient quantities or of acceptable quality, if at all, or that we or another CDMO will produce a comparable product to the satisfaction of the FDA or other comparable regulatory authorities, which could delay, prevent or impair the development or commercialization of our product candidates. In addition, there is typically a transition period when a new CDMO commences work. The delays associated with the verification of a new CDMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CDMO may possess technology related to the manufacture of our product candidate that such CDMO owns independently. This would increase our reliance on such CDMO or require us to obtain a license from such CDMO in order to have another CDMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacture. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.
The facilities used by our CDMOs to manufacture our product candidates must be approved and may be inspected by the FDA and other comparable regulatory authorities in connection with the submission of our marketing applications to, and review by, the FDA or other comparable regulatory authorities or based on their work for other clinical trial sponsors. While we have contractual relationships with our CDMOs, our oversight of manufacturing activities is limited and we do not and will not control the manufacturing process of, and will be completely dependent on, our CDMOs for compliance with cGMPs and other regulatory requirements in connection with the manufacture of our product candidates. In addition, certain of our CDMOs may themselves rely on other third parties to produce all or a part of our product candidates. If our CDMOs (or any of the third parties upon which they rely) cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other applicable regulatory authorities in other jurisdictions, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. While we may review the compliance history and performance of our CDMOs, we have no control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable regulatory authorities in other jurisdictions does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.
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
If we handle biological materials in a manner that causes injury, we may be liable for damages.
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
Risks Related to Commercialization, Government Regulation and Competition
We may never obtain FDA approval for any of our product candidates in the U.S., and even if we do, we may never obtain approval for or commercialize any of our product candidates in any other jurisdiction, which would limit our ability to realize their full market potential.
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
Even if we obtain marketing approvals for any product candidates we develop, the terms of approvals and ongoing regulation of our products could require the substantial expenditure of resources and may limit how we manufacture and market our products, which could materially impair our ability to generate revenue.
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, applicable product tracking and tracing requirements, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine.
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
Even if our product candidates are approved by government regulators, the commercial success of any of our product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
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
The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. For additional information regarding laws and regulations related to reimbursement, see “Item 1. Business – Reimbursement” in this Annual Report on Form
10-K.
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
The regulations that govern marketing approvals, pricing, and reimbursement for new medicines vary widely from country to country. For additional information regarding these variations from country to country, see “Item 1. Business – Governmental Regulation” and “Item 1. Business – Reimbursement” in this Annual Report on Form
10-K.
In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a medicine in a particular country, but then be subject to price regulations that delay our commercial launch of the medicine, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the medicine in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.
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
Failure to comply with the requirements under European Union and U.K. laws and regulations could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. For additional information regarding applicable government regulations, see “Item 1. Business – Governmental Regulation” in this Annual Report on Form
10-K.
Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.
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
Ongoing healthcare legislative and regulatory reform measures may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, and may affect the prices we may set.
In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (1) changes to our manufacturing arrangements; (2) additions or modifications to product labeling; (3) the recall or discontinuation of our products; or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For additional information regarding these regulations, statutes or their interpretations, see “Item 1. Business – Governmental Regulation” in this Annual Report on Form
10-K.
Additional laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.
In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials in the European Union or the U.K., we may be subject to additional privacy restrictions. The collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the European Economic Area is governed, as of May 2018, by the General Data Protection Regulation, or GDPR. Achieving and maintaining compliance with the GDPR and the U.K. GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future European or U.K. activities. For additional information regarding GDPR, see “Item 1. Business – Governmental Regulation” in this Annual Report on Form
10-K.
In the U.S., the data protection landscape is rapidly growing and evolving, and achieving and maintaining compliance with current and future U.S. state and federal privacy laws will be similarly onerous and may adversely affect our business. For example, if we fail to comply with the CCPA, we could be subject to civil penalties. Further, if we experience a data breach that results in the loss of personal information of California residents, we may be subject to a private right of action under the CCPA. While there are currently exemptions under the CCPA for protected health information that is subject to HIPAA and for patient information subject to clinical trial regulations, the CCPA may still negatively impact our business activities. There continues to be uncertainty surrounding the enforcement and implementation of the CCPA, which exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
Additionally, as recently passed U.S. state laws, such as the California Privacy Rights Act come into effect, we may become subject to or affected by new or additional data protection requirements and face increased scrutiny or attention from regulatory authorities. The effects of these laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
We also anticipate that more states may enact legislation similar to the CCPA, which has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
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
In addition, there may be additional federal, state and
non-U.S.
laws which govern the privacy and security of health and other personal information in certain circumstances. These laws may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other laws and regulations governing the processing of data by healthcare entities. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Ensuring business arrangements comply with applicable laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention away from the business.
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
We are competing against numerous large, established companies that have substantially greater financial, technical, research, manufacturing, marketing, distribution and other resources than us, and our operating results will suffer if we fail to compete effectively.
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
Most of the companies with which we compete have substantially greater financial, technical, research, manufacturing, marketing, distribution and other resources than we do, including staff, experienced marketing and manufacturing organizations, and well-established sales forces. In addition, smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. We will be competing with respect to our products with companies that have significantly more experience and expertise in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs that will or may compete with our current product candidates or other future potential product candidates. Our competitors may develop or commercialize products more rapidly than we do or with significant advantages over any products we develop. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business.
In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies, we will be competing with a number of smaller biotechnology companies. We are aware that collaborations between smaller companies and larger established companies may compete with our programs. Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be directly competitive with our programs and product candidates. For additional information regarding our competition, see “Item 1. Business – Competition” in this Annual Report on Form
10-K.
Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.
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
Our competitors include companies focused on developing technologies to improve the distinct steps of stem cell transplant. For additional information regarding our competition, see “Item 1. Business – Competition” In this Annual Report on Form
10-K.
Our product candidates for which we intend to seek approval may face competition from generic drugs or biosimilars sooner than anticipated.
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
In November 2016, we entered into a license agreement with Harvard University, or Harvard, pursuant to which we were granted a worldwide license to research, develop and commercialize one or more therapeutic products under certain conditioning- and mobilization-related patents and patent applications owned or controlled by Harvard. We are dependent on the patents, know-how
and proprietary technology, licensed from Harvard. In addition, in March 2018, we entered into a research, development option and license agreement with Heidelberg Pharma Research GmbH, or Heidelberg Pharma, pursuant to which we intend to combine our proprietary antibodies and Heidelberg Pharma’s amanitin conjugates platform, including our
MGTA-117
product candidate. If we commercialize any products utilizing Heidelberg Pharma’s amanitin conjugates platform, we will be dependent on the intellectual property rights we license from Heidelberg Pharma. Any disputes with these licensors or termination of these licenses, or a finding that such intellectual property lacks legal effect, could result in the loss of significant intellectual property rights and could harm our ability to commercialize our current or future product candidates.
Certain of our license agreements, including our agreements with Harvard and Heidelberg Pharma, require us to use diligent efforts or meet development thresholds, to maintain the license, including establishing a set timeline for developing and commercializing products. If we fail to comply with any of the obligations under our license agreements, including payment terms and diligence terms, our licensors may have the right to terminate our agreements, in which event we may lose intellectual property rights and may not be able to develop, manufacture, market or sell the products covered by our agreements or may face other penalties under our agreements. In addition, such a termination could result in the licensor reacquiring the intellectual property rights and subsequently enabling a competitor to access the technology. Any such occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of our license agreements or reduction or elimination of our rights under them may result in our having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all, which may mean we are unable to develop or commercialize the affected product candidate or cause us to lose our rights under the agreement.
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
In some instances, agreements through which we license patent rights may not give us control over patent prosecution or maintenance, so that we may not be able to control which claims or arguments are presented, how claims are amended, and may not be able to secure, maintain, or successfully enforce necessary or desirable patent protection from those patent rights. We have not had and do not have primary control over patent prosecution and maintenance for certain of the patents and patent applications we license, and therefore cannot guarantee that these patents and applications will be prosecuted or maintained in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents. Moreover, some of our in-licensed
patents and patent applications are, and our future owned and licensed patents may be, co-owned
with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’
interest in such patents or patent applications, such
co-owners
may be

able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners
of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us.
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
The patent protection we obtain for our product candidates may not be sufficient to provide us with any competitive advantage or our patents may be challenged.
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

Issued patents that we have, may obtain or license may not provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.
Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors may seek to market generic versions of any approved products by submitting Abbreviated New Drug Applications to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner.
Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.
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
Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information, or misappropriated trade secrets.
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
We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
We may be subject to claims that former employees, collaborators or other third parties have an interest in our owned patent rights, trade secrets or other intellectual property as an inventor or co-inventor.
For example, a third party may assert claims against us arising out of conflicting obligations of employees, consultants or others who are involved in developing our product candidates or other technologies. Litigation may be necessary to defend against these and other claims challenging inventorship or our ownership of our owned patent rights, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates and other technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Risks Related to Our Collaborations with Third Parties
We currently depend, and may in the future continue to depend, on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates and our business may be adversely affected.
We currently depend, and may in the future continue to depend, on third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, we are working collaboratively with bluebird bio, Inc. for our planned Phase 2 trial of
MGTA-145
plus plerixafor for mobilization and collection of stem cells in patients with sickle cell disease, AVROBIO, Inc., or AVROBIO, to evaluate the potential utility of
MGTA-117
for conditioning patients before they receive one of AVROBIO’s investigational lentiviral gene therapies, and Beam Therapeutics, or Beam, to evaluate the potential utility of
MGTA-117
for conditioning of patients with sickle cell disease and beta-thalassemia receiving Beam’s base editing therapies. In our current collaboration arrangements, and those we may enter into in the future, we have or will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to develop
MGTA-145
plus plerixafor for mobilization and collection of stem cells in patients with sickle cell disease, or
MGTA-117
as a conditioning agent for patients before receiving gene therapy, and generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.
Collaborations involving our research programs or any product candidates we may develop, pose certain risks to us, including the below.

•	Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations.

•
Collaborators may not pursue development and commercialization of any product candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus, available funding or external factors such as an acquisition that diverts resources or creates competing priorities.

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
We are developing E478 specifically to partner and collaborate with gene therapy and genome editing companies. In particular, we seek to selectively pursue collaboration arrangements with companies that have particular technology, expertise or resources for the development of E478. However, we may not be able to execute on such collaboration and any collaboration that we may enter into may not be successful. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on a timely basis, on acceptable terms or at all, or if the arrangements we establish are unproductive for us, we may fail to meet our business and development objectives for E478, which may adversely affect our business.
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
Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business
The
COVID-19
pandemic or any future pandemic, epidemic or outbreak of any other highly infectious disease could have a material adverse effect on our business, financial condition and results of operations.
The
COVID-19
pandemic, including the emergence of various variants, has caused, and could continue to cause, widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The extent to which the
COVID-19
pandemic, or any future pandemic, epidemic or outbreak of any highly infectious disease, impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available
COVID-19
vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the
COVID-19
pandemic. Nevertheless, the
COVID-19
pandemic has affected, and may continue to adversely affect, our business, financial condition and results of operations, and it has had, and may continue to have, the effect of heightening many of the risks described in this Annual Report on Form
10-K,
including but not limited to, the following:

•	The COVID-19 pandemic has had, and will likely continue to have, an adverse impact on various aspects of our ongoing and planned clinical trials, and preclinical studies.

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

•
We currently rely on third parties, including CROs, CDMOs, and other contractors and consultants to, among other things, conduct our preclinical and clinical trials, manufacture raw materials, manufacture and supply our product candidates, ship investigational drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party is adversely impacted by restrictions resulting from the
COVID-19
pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, which could limit our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

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
As of December 31, 2021, we had 75 full-time employees. As our development, manufacturing and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need and are actively recruiting additional managerial, technical, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit the development and commercialization of our product candidates.
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
Our internal computer systems, or those of our collaborators, other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and study subjects, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.
We and the third parties with whom we work are increasingly utilizing social media tools as a means of communication both internally and externally, and noncompliance with applicable requirements, policies or contracts due to social media use or negative posts or comments could have an adverse effect on our business.
Social media is increasingly being used to communicate about our clinical development programs and the diseases our therapeutics are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates, if any. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. In addition, our employees or third parties with whom we contract, such as our CROs or CDMOs, may knowingly or inadvertently make use of social media in ways that may not comply with legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial patients and others or information regarding our product candidates or clinical trials along with the potential for litigation related to off-label
marketing or other prohibited activities. For example, clinical trial patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, we fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. Furthermore, negative posts or comments about us or our product candidates on social media could seriously damage our reputation, brand image and goodwill. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, we had net operating loss carryforwards for federal income tax purposes of $247.2 million, of which $17.5 million begin to expire in 2035 and $229.7 million can be carried forward indefinitely. As of December 31, 2021, we had net operating loss carryforwards for state income tax purposes of $247.4 million which begin to expire in 2035. As of December 31, 2021, we also had available research and orphan drug tax credit carryforwards for federal and state income tax purposes of $10.3 million and $2.7 million, respectively, which begin to expire in 2035 and 2030, respectively. These net operating loss carryforwards and research and orphan drug tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change
net operating losses or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage (by value) within a rolling three-year period. Utilization of our net operating loss carryforwards and research and orphan drug tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and 383 of the Code due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If an ownership change has occurred or does occur in the future, the amount of net operating loss and tax credit carryforwards presented in our financial statements could be limited or expire unutilized.
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
The trading price of our common stock may be highly volatile. The stock market in general, and the market for smaller pharmaceutical and biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the purchase price, and you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including:

•	the success of existing or new competitive products or technologies;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	the timing and results of preclinical studies for any of our product candidates;

•	the timing and results of clinical trials of MGTA-145, MGTA-117 and any other product candidates;

•	commencement or termination of collaborations for E478 or any of our current and future programs and product candidates;

•	failure or discontinuation of any of our development programs;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the U.S. and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results or development timelines;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or other stockholders;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	disruptions to political, governmental or regulatory systems, including shutdowns of the government and its agencies;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, as defined in Rule
12b-2
under the Exchange Act, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period.
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
Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 55.1% of our capital stock as of December 31, 2021. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.
Provisions in our corporate charter documents and provisions under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us.
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
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine, which we refer to herein as the “Delaware Forum Provision.” The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Act, and the Exchange Act. Our amended and restated bylaws further provide that the U.S. District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which we refer to herein as the “Federal Forum Provision.” We have chosen the U.S. District Court for the District of Massachusetts as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in any shares of our common stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision.
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of changes in tax laws on an investment in our common stock.
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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an “emerging growth company” for up to five years from the closing date of our IPO. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
As has been widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, uncertainty about economic stability and increased inflation. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.
At December 31, 2021, we had $176.9 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
Our operations, and those of our CDMOs, our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made
disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made
or natural disaster or other business interruption.

Our internal computer systems, or those used by our CDMOs, CROs or other contractors or consultants, may fail or suffer security breaches.
Despite the implementation of security measures, our internal computer systems and those of our future CDMOs, future CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such a system failure or security breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we may rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including potential lawsuits from patients, collaborators, employees and/or stockholders, and the further development and commercialization of our product candidates could be delayed.
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
Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the False Claims Act, laws and regulations related to the reporting of payments to physicians and teaching hospitals, and HIPAA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For additional information, see “Item 1. Business – Governmental Regulation” in this Annual

Report on Form
10-K.
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
Our management has broad discretion to use our cash and investments to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending the use of our cash and investments to fund our operations, we may invest these resources in a manner that does not produce income or that loses value.
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
Our headquarters are located at 100 Technology Square, Cambridge, Massachusetts, where we occupy approximately 69,000 square feet of research and development, laboratory and office space. This lease expires in February 2028. We subleased approximately 27,000 square feet of office space at our headquarters to two third parties. One sublease expired in the fourth quarter of 2021 and the other sublease expires in the second quarter of 2023. We believe that our office and laboratory space is sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.

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
Holders of Record
As of January 31, 2022, there were no holders of record of shares of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.
Dividends
We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects, then applicable contractual restrictions and any other factors deemed relevant by our board of directors.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form
10-K
regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Initial Public Offering
Not applicable.
Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Magenta Therapeutics, Inc. is a clinical-stage biotechnology company developing novel medicines designed to bring the curative power of stem cell transplants to more patients with blood cancers, genetic diseases and autoimmune diseases.
Magenta’s drug development pipeline includes multiple clinical and preclinical product candidates designed to improve stem cell transplants. We are developing product candidates that are designed to deplete targeted cells in the bone marrow to make space for the bone marrow to receive newly transplanted stem cells, a process known as conditioning. Our targeted conditioning programs are intended to enhance the efficacy of and/or reduce the dosing levels, intensity or, in some cases, even the need for chemotoxic agents. Our first targeted conditioning program,
MGTA-117,
has entered clinical development in a Phase 1/2 trial, and our second program, a CD45-antibody drug conjugate, or
CD45-ADC,
is advancing in preclinical development. In addition to our conditioning programs, we are also developing a product candidate,
MGTA-145,
to improve the process by which stem cells are stimulated out of the bone marrow and into the bloodstream so they are available for collection for future reinfusion, known as mobilization, which is required for all transplants and gene therapy applications.
MGTA-145
is a Phase 2 clinical stage program intended to enable rapid, reliable, predictable and safe mobilization and collection of high numbers of functional stem cells for transplant.
In addition to our product candidates, Magenta’s research efforts are evaluating several early-stage targets that include a program for targeted lymphodepletion prior to therapies such as chimeric antigen receptor
T-cells
or
CAR-T.
We also have a cell therapy program, E478, which is a small molecule aryl hydrocarbon receptor, or AHR, antagonist designed to increase the numbers of gene-modified HSCs for stem cell-based gene therapy and genome editing. In December 2021, we notified Novartis International Pharmaceutical Ltd., or Novartis, of our termination of the Novartis license related to our cell therapy program,
MGTA-456,
which becomes effective 90 days from the date of notification.
Magenta intends to become a fully integrated discovery, development, and commercial company in the field of stem cell transplant. We are developing our product candidates to be used individually or, in some cases, in combination with each other or together with other therapies. As a result, our portfolio could be tailored to the patient’s disease, such that a patient may receive more than one Magenta therapy as part of his or her individual stem cell transplant.
We are experiencing operational and other challenges as a result of the novel coronavirus, or
COVID-19,
global pandemic, which could delay or halt the development of our product candidates. See “Item 1A. Risk Factors” for further discussion of the current and expected impact on our business and product candidates.
Since our inception in 2015, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, and undertaking preclinical studies and clinical trials, including
MGTA-117
and
MGTA-145.
We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Net losses were $71.1 million and $74.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $325.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:

•	initiate, enroll and conduct a Phase 1/2 clinical trial for MGTA-117 and Phase 2 clinical trials for MGTA-145

•	initiate and conduct preclinical studies and clinical trials of our other product candidates;

•	develop any other future product candidates we may choose to pursue;

•	seek marketing approval for any of our product candidates that successfully complete clinical development, if any;

•	maintain compliance with applicable regulatory requirements;

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
As of December 31, 2021, we had cash, cash equivalents and marketable securities of $176.9 million. Based on our operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Impact of the Ongoing
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
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	employee-related expenses, including salaries and related costs, and stock-based compensation expense, for employees engaged in research and development functions;

•	expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with contract research organizations, or CROs;

•	the cost of consultants and third-party contract development and manufacturing organizations, or CDMOs, that manufacture drug products for use in our preclinical studies and clinical trials;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and supplies; and

•	payments made under third-party licensing agreements.
We expense research and development costs to operations as incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.
Our direct research and development expenses are tracked on a program-by-program
basis and consist primarily of external costs, such as fees paid to consultants, central laboratories, contractors, CDMOs and CROs in connection with our preclinical and clinical development activities. We do not allocate employee costs, costs associated with our platform technology or facility expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.
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
Income Taxes
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and orphan drug tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had net operating loss carryforwards for federal income tax purposes of $247.2 million, of which $17.5 million begin to expire in 2035 and $229.7 million can be carried forward indefinitely. As of December 31, 2021, we had net operating loss carryforwards for state income tax purposes of $247.4 million which begin to expire in 2035. As of December 31, 2021, we also had available research and orphan drug tax credit carryforwards for federal and state income tax purposes of $10.3 million and $2.7 million, respectively, which begin to expire in 2035 and 2030, respectively.
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

•	vendors in connection with the preclinical development activities;

•	CROs in connection with preclinical and clinical trials;

•	CDMOs in connection with the production of preclinical and clinical trial materials; and

•	investigative sites in connection with clinical trials.
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
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$46,766	$50,615	$(3,849)
General and administrative	27,926	28,087	(161)

Total operating expenses	74,692	78,702	(4,010)

Loss from operations	(74,692)	(78,702)	4,010
Interest and other income, net	3,556	3,766	(210)

Net loss	$(71,136)	$(74,936)	$3,800

Research and Development Expenses

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$9,677	$16,127	$(6,450)
Mobilization	5,203	4,066	1,137
Cell therapy	684	4,398	(3,714)
Unallocated expenses:
Personnel related (including stock-based compensation)	18,418	14,848	3,570
Consultant (including stock-based compensation)	1,488	1,196	292
Facility related and other	11,296	9,980	1,316

Total research and development expenses	$46,766	$50,615	$(3,849)

Expenses related to our conditioning program decreased primarily due to a decrease in manufacturing costs as we completed our process development activities to support the submission of our investigational new drug application and future clinical trials, partially offset by an increase in clinical trial costs related to our Phase 1/2 dose escalation trial which was initiated in December 2021. The increase in expenses related to our mobilization program was primarily due to an increase in process development activities to support future manufacturing. Expenses related to our cell therapy program decreased primarily due to the discontinuance of enrollment in our
MGTA-456
Phase 2 trial in inherited metabolic diseases in June 2020.
The increase in personnel related costs was due primarily to an increase in headcount in our research and development function and an increase in stock-based compensation. Personnel related costs for the years ended December 31, 2021 and 2020 included stock-based compensation expense of $3.7 million and $3.1 million, respectively. The increase in facility related and other was primarily due to higher operating costs related to our Cambridge, Massachusetts facility.
General and Administrative Expenses

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$13,902	$14,219	$(317)
Professional and consultant	6,555	7,290	(735)
Facility related and other	7,469	6,578	891

Total general and administrative expenses	$27,926	$28,087	$(161)

The decrease in personnel related costs was due primarily to a decrease in headcount in our general and administrative function. The decrease in professional and consultant costs was primarily due to lower patent and recruitment costs. The increase in facility related and other was primarily due to higher operating costs related to our Cambridge, Massachusetts facility and higher director and officers’ insurance costs.
Interest and Other Income, Net
Interest income and other income, net for the year ended December 31, 2021 consisted primarily of sublease income of $3.5 million and interest income $0.1 million. Interest income and other income, net for the year ended December 31, 2020 consisted primarily of sublease income of $2.9 million and interest income of $1.0 million. The increase in sublease income of $0.6 million was due to higher sublessor operating expenses. The decrease in interest income was due to lower interest rates and lower invested balances.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. In June 2018, we completed the initial public offering, or IPO, of our common stock resulting in net proceeds of $89.9 million after deducting underwriting discounts and commissions and other offering expenses. In May 2019, we completed a follow-on
public offering resulting in net proceeds of $60.3 million after deducting underwriting discounts and commissions and other offering expenses. In June 2020, we issued and sold 8,625,000 shares of our common stock, including the underwriters’ exercise in full of their option to purchase additional shares of common stock, in a follow-on
public offering at a public offering price of $8.00 per share, resulting in net proceeds of $64.6 million after deducting underwriting discounts and commission and other offering expenses. In May 2021, we issued and sold 9,599,998 shares of our common stock in a private placement at a purchase price of $9.00 per share, resulting in net proceeds of $86.1 million, after deducting offering expenses.
On August 8, 2019, we filed a shelf registration statement on Form
S-3,
or Shelf, with the Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of our common stock from time to time in
“at-the-market”
offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on August 19, 2019. As of December 31, 2021, no sales have been made pursuant to the ATM Program.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(59,531)	$(64,023)
Cash provided by (used in) investing activities	43,428	(10,635)
Cash provided by financing activities	89,601	67,739

Net increase (decrease) in cash, cash equivalents and restricted cash	$73,498	$(6,919)

Operating Activities
During the year ended December 31, 2021, operating activities used $59.5 million of cash, primarily resulting from our net loss of $71.1 million and net cash used by changes in our operating assets and liabilities of $1.5 million, partially offset by non-cash
charges of $13.1 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted of an increase of $1.1 million in prepaid expenses and other current assets and a decrease of $0.6 million in accounts payable and accrued expenses and other current liabilities.
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
Investing Activities
During the year ended December 31, 2021, net cash provided by investing activities was $43.4 million, primarily attributable to net maturities of marketable securities of $44.7 million.
During the year ended December 31, 2020, net cash used by investing activities was $10.6 million, primarily attributable to net purchases of marketable securities of $10.2 million.
Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $89.6 million, consisting of proceeds from the May 2021 private placement, net of offering costs, of $86.1 million and proceeds from the exercise of stock options of $3.4 million.
During the year ended December 31, 2020, net cash provided by financing activities was $67.7 million, consisting of proceeds from our follow-on
public offering, net of underwriting discounts and commissions and offering costs, of $64.6 million and proceeds from the exercise of stock options of $3.1 million.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $176.9 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, including sales under our ATM Program, debt financings, collaborations, strategic alliances, marketing and distribution arrangements, or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances, marketing and distribution arrangements, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund our continuing operations, if at all.
Contractual Obligations and Commitments
Our cash flows are dependent on a number of factors in addition to our operational expenditures, including our contractual and other obligations. As a result, our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.
Lease Obligations
We have a sublease for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts, which expires in February 2028. We are obligated to make remaining rent payments of $45.1 million through February 2028, of which $6.4 million are due in 2022.
Research and Development and Manufacturing Agreements
We enter into contracts in the normal course of business with CROs, CDMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation and in some cases, wind-down costs. The exact amount of such obligations is dependent on the timing of termination and the terms of the related agreement and are not known.
License and Collaboration Agreements
In March 2018, we entered into a collaboration agreement with Heidelberg Pharma Research GmbH, or HDPR, whereby the parties agreed to combine our stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Upon the exercise of certain license rights, we may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement.
We have a license agreement with the President and Fellows of Harvard College, entered into in November 2016, for an exclusive, worldwide, royalty-bearing license for certain technologies related to conditioning and mobilization. We are obligated to pay milestone payments of up to $7.4 million for the first two licensed products upon the achievement of certain development and regulatory milestones and to pay royalties on a product-by-product
and
country-by-country
basis on net sales of products licensed under the agreement. To date, we have paid $0.3 million related to the achievement of certain of these milestones. As of December 31, 2021, we were unable to estimate the timing or likelihood of achieving the remaining milestones or generating future product sales.
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
the Exchange
Act
, for this reporting period and are not required to provide
the
information required under this item.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MAGENTA THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Magenta Therapeutics, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Magenta Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Boston, Massachusetts
March
8
, 2022

13
3

MAGENTA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$131,650	$58,152
Marketable securities	45,276	90,683
Prepaid expenses and other current assets	3,767	2,692

Total current assets	180,693	151,527
Restricted cash	1,780	1,780
Property and equipment, net	7,461	8,312

Total assets	$189,934	$161,619

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,040	$3,760
Accrued expenses and other current liabilities	7,823	7,670

Total current liabilities	10,863	11,430
Deferred rent	6,399	6,283

Total liabilities	17,262	17,713

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 58,799,157 shares issued and outstanding as of December 31, 2021 and 48,541,601 shares issued and 48,533,135 shares outstanding as of December 31, 2020	59	49
Additional paid-in capital	498,210	398,311
Accumulated other comprehensive loss	(30)	(23)
Accumulated deficit	(325,567)	(254,431)

Total stockholders’ equity	172,672	143,906

Total liabilities and stockholders’ equity	$189,934	$161,619

The accompanying notes are an integral part of these consolidated financial statements.

13
4

MAGENTA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$46,766	$50,615
General and administrative	27,926	28,087

Total operating expenses	74,692	78,702

Loss from operations	(74,692)	(78,702)
Interest and other income, net	3,556	3,766

Net loss	$(71,136)	$(74,936)

Net loss per share, basic and diluted	$(1.29)	$(1.71)

Weighted average common shares outstanding, basic and diluted	54,948,808	43,920,121

Comprehensive loss:
Net loss	$(71,136)	$(74,936)
Other comprehensive loss:
Unrealized losses on marketable securities	(7)	(31)

Total other comprehensive loss	(7)	(31)

Total comprehensive loss	$(71,143)	$(74,967)

The accompanying notes are an integral part of these consolidated financial statements.

13
5

MAGENTA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	39,260,532	$39	$320,641	$8	$(179,495)	$141,193
Issuance of common stock upon public offering net of underwriting discounts, commissions and offering costs	8,625,000	9	64,554	—	—	64,563
Vesting of restricted stock	184,500	—	—	—	—	—
Issuance of common stock upon exercise of stock options	447,402	1	3,071	—	—	3,072
Issuance of common stock under Employee Stock Purchase Plan	15,701	—	104	—	—	104
Stock-based compensation expense	—	—	9,941	—	—	9,941
Unrealized losses on marketable securities	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(74,936)	(74,936)

Balances at December 31, 2020	48,533,135	49	398,311	(23)	(254,431)	143,906
Issuance of common stock upon private investment, net of offering costs	9,599,998	10	86,087	—	—	86,097
Vesting of restricted stock	218,464	—	—	—	—	—
Issuance of common stock upon exercise of stock options	421,997	—	3,363	—	—	3,363
Issuance of common stock under Employee Stock Purchase Plan	25,563	—	141	—	—	141
Stock-based compensation expense	—	—	10,308	—	—	10,308
Unrealized losses on marketable securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(71,136)	(71,136)

Balances at December 31, 2021	58,799,157	$59	$498,210	$(30)	$(325,567)	$172,672

The accompanying notes are an integral part of these consolidated financial statements.

MAGENTA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(71,136)	$(74,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,308	9,941
Depreciation and amortization expense	2,020	1,978
Loss on disposal of property and equipment	95	1
Net amortization of premiums on marketable securities	708	179
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,075)	1,422
Accounts payable	(720)	948
Accrued expenses and other current liabilities	153	(3,633)
Deferred rent	116	77

Net cash used in operating activities	(59,531)	(64,023)

Cash flows from investing activities:
Purchases of property and equipment	(1,264)	(400)
Purchases of marketable securities	(45,308)	(95,735)
Maturities of marketable securities	90,000	85,500

Net cash provided by (used in) investing activities	43,428	(10,635)

Cash flows from financing activities:
Proceeds from private investment	86,400	—
Proceeds from public offerings, net of underwriting discounts and commissions	—	64,860
Payments of offering costs	(303)	(297)
Proceeds from exercise of common stock options	3,363	3,072
Proceeds from issuance of common stock under Employee Stock Purchase Plan	141	104

Net cash provided by financing activities	89,601	67,739

Net increase (decrease) in cash, cash equivalents and restricted cash	73,498	(6,919)
Cash, cash equivalents and restricted cash at beginning of period	59,932	66,851

Cash, cash equivalents and restricted cash at end of period	$133,430	$59,932

The accompanying notes are an integral part of these consolidated financial statements.

13
7

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
The Company has incurred recurring losses since inception, including net losses of $71.1 million and $74.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had an accumulated deficit of $325.6 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.
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
Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and

1
38

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

1
39

Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021 or 2020.
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

1
4
0

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
Research, Development and Manufacturing Contract Costs Accruals
The Company has entered into various research, development and manufacturing contracts with research institutions and other companies both inside and outside of the United States. These agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research, development and manufacturing costs. When evaluating the adequacy of any accrual estimate, the Company analyzes a number of factors, including the Company’s knowledge of the progress of the studies or trials, including the phase or completion of events; invoices received to date under the contracts; communication from the third parties of any actual costs incurred during the period that have not yet been invoiced; and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.
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

1
4
1

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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2021 and 2020, the Company’s only element of other comprehensive income (loss) was unrealized gains (losses) on marketable securities.
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
The Company reported a net loss for the years ended December 31, 2021 and 2020. The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of December 31,
	2021	2020
Stock options to purchase common stock	6,248,675	5,622,868
Unvested restricted common stock and units	479,918	373,466
Shares of common stock issuable under Employee Stock Purchase Plan	42,634	15,443

	6,771,227	6,011,777

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No.
2016-02,
 Leases
 (“ASU
2016-02”).
ASU
2016-02
requires lessees to recognize most leases on their balance sheet as a right-of-use
asset and a lease liability. Leases will be

classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance was effective for annual reporting periods beginning after December 15, 2019. In June 2020, the FASB issued ASU
No. 2020-05,
which further deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. ASU
2016-02
initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No.
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
2022
, including interim periods within those fiscal years. The Company does not believe the guidance will have a material impact on its consolidated financial statements.
3. Marketable Securities and Fair Value Measurements
As of December 31, 2021, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$30,213	$—	$(20)	$30,193
U.S. treasury Notes (due after one year through two years)	15,093	—	(10)	15,083

Total	$45,306	$—	$(30)	$45,276

As of December 31, 2020, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$90,706	$—	$(23)	$90,683

Total	$90,706	$—	$(23)	$90,683

14
3

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$131,542	$—	$—	$131,542
Marketable securities:
U.S. treasury notes	—	45,276	—	45,276

Total	$131,542	$45,276	$—	$176,818

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$43,182	$—	$—	$43,182
U.S. treasury notes	—	14,999	—	14,999
Marketable securities:
U.S. treasury notes	—	90,683	—	90,683

Total	$43,182	$105,682	$—	$148,864

4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory and computer equipment	$6,397	$5,477
Furniture and fixtures	826	837
Leasehold improvements	6,905	6,905

	14,128	13,219
Less: Accumulated depreciation and amortization	(6,667)	(4,907)

	$7,461	$8,312

Depreciation and amortization expense was $2.0 million for each of the years ended December 31, 2021 and 2020, respectively.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued payroll and related expenses	$3,346	$3,107
Accrued external research and development expenses	2,813	2,662
Deferred rent, current portion	555	555
Accrued professional fees	477	693
Accrued other	632	653

	$7,823	$7,670

14
4

6. Common Stock
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
(the “Shelf”) on file with the SEC, which covers the offering, issuance and sale of up to an aggregate of $350.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in
“at-the-market”
offerings under the Shelf (the “ATM Program”). The Shelf was declared effective by the SEC on August 19, 2019. As of December 31, 2021, no sales have been made pursuant to the ATM Program.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the board of directors.
7. Stock-Based Compensation
2018 Stock Option and Incentive Plan
The Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”) provides for the grant of incentive stock options, non-statutory
stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Shares of common stock underlying any awards under the 2018 Plan and the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan (the “2016 Plan”) that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) will be available for future awards under the 2018 Plan. As of December 31, 2021, 3,001,271 shares remained available for future grants under the 2018 Plan.
The 2018 Plan provides that the number of shares reserved and available for issuance under the 2018 Plan will automatically increase each January 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. The number of shares reserved for issuance under the 2018 Plan was increased by 2,351,966 shares effective January 1, 2022.
2016 Stock Option and Grant Plan
The Company also has outstanding stock options and restricted stock awards under the 2016 Plan, but is no longer granting awards under this plan.
The 2018 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the

14
5

board of directors, or
 their committee if so delegated, except that the term of awards may not be greater than ten years. Vesting periods are determined at the discretion of the board of directors. Awards typically vest
over three or four years. The exercise price for stock options granted may not be less than the fair value of common stock as of the date of grant. The fair value of common stock is based on quoted market prices.
2019 Employee Stock Purchase Plan
Employees may elect to participate in
t
he Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. The six-month offering
periods begin in December and June of each year. During the year ended December 31, 2021, 25,563 shares of common stock were purchased under the ESPP at a weighted average purchase price of $5.53 per share. During the year ended December 31, 2020, 15,701 shares of common stock were purchased under the ESPP at a weighted average purchase price of $6.59 per share. The Company recognized less than $0.1 million of stock-based compensation during each of the years ended December 31, 2021 and 2020 related to the ESPP. As of December 31, 2021, 125,261 shares remained available for issuance under the ESPP.
The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1 through January 1, 2029, by the lesser of
(i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 1,000,000 shares and (iii) such number of shares as determined by the compensation committee of the Company’s board of directors. The number of shares reserved for issuance under the ESPP was increased by 587,991 shares on January 1, 2022.
Common Stock Option Valuation
The assumptions that the Company used to determine the fair value of options granted were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.9%	1.0%
Expected term (in years)	6.0	6.0
Expected volatility	80.5%	80.4%
Expected dividend yield	0%	0%
Common Stock Option Activity
The following table summarizes the Company’s option activity since Decembe
r
 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	5,622,868	$9.54	8.3	$2,136
Granted	3,095,759	$9.24
Exercised	(421,997)	$7.97
Forfeited	(2,047,955)	$10.58

Outstanding as of December 31, 2021	6,248,675	$9.15	8.2	$—

Options vested and expected to vest as of December 31, 2021	6,248,675	$9.15	8.2	$—

Options exercisable as of December 31, 2021	2,693,874	$9.34	7.1	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $1.3 million and $1.1 million, respectively.
The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2021 and 2020 was $6.32 and $6.90, respectively.
Restricted Stock Activity
Unvested shares of restricted stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award.
The table below summarizes the Company’s restricted stock activity for grants issued under the 2016 Plan since December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	8,466	$4.84
Vested	(8,466)	$4.84
Forfeited	—

Outstanding as of December 31, 2021	—

The total fair value of restricted stock vested during the years ended December 31, 2021 and 2020 was less than $0.1 million and $1.7 million, respectively.
Restricted Stock Units
The Company granted service-based restricted stock units to certain employees which vests over three years. Upon vesting, each restricted stock unit entitles the holder to a specified number of shares of common stock.

The table below summarizes the Company’s restricted stock unit activity since December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	205,000	$6.80
Granted	275,625	$8.07
Vested	(39,998)	$6.80
Forfeite d	(150,709)	$7.22

Outstanding as of December 31, 2021	289,918	$7.79

The total fair value of restricted stock units vested during the year ended December 31, 2021 was $0.3 million.
Performance Restricted Stock Units
The Company grants performance-based restricted stock units to certain senior employees which vest upon the occurrence of certain operational and financial events. At the achievement of the performance-based vesting criteria, each performance-based restricted stock unit entitles the holder to a specified number of shares of common stock.

The table below summarizes the Company’s performance restricted stock unit activity since December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	160,000	$6.75
Granted	320,000	$10.45
Vested	(170,000)	$10.19
Forfeited	(120,000)	$6.75

Outstanding as of December 31, 2021	190,000	$9.91

The total fair value of performance restricted stoc
k
 units vested during the year ended December 31, 2021 was $1.0 million.
Stock-Based Compensation
Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development expenses	$3,836	$3,542
General and administrative expenses	6,472	6,399

	$10,308	$9,941

As of December 31, 2021, unrecognized compensation expense related to unvested share-based awards with service-based vesting conditions was $20.7 million, which is expected to be recognized over a weighted average period of 2.8 years. Additionally, the Company had unrecognized compensation cost of $1.9 million related to the unvested performance restricted stock units for which the performance conditions were not considered probable of achievement as of December 31, 2021.
8. Commitments and Contingencies
Leases
In May 2018, the Company entered into a sublease, as amended, for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company is obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the leased premises. In connection with the sublease, as amended, the sublandlord funded $5.2 million in tenant improvements to the leased facility during 2019. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the consolidated balance sheets at December 31, 2021 and 2020.
As of December 31, 2021 and 2020, the Company had long-term deferred rent of $6.4 million and $6.3 million, respectively, related to lease incentives and payment escalations. As of
December 31, 2021 and 2020, the short-term portion of deferred rent of $0.6 million for each period was included in accrued expenses and other current liabilities. The Company recorded rent expense of $6.2 million during each of the years ended December 31, 2021 and 2020.

As of December 31, 2021, the future minimum lease payments due under the noncancelable operating lease is as follows (in thousands):

2022	$6,375
2023	6,734
2024	7,100
2025	7,455
2026	7,828
Thereafter	9,617

$45,109

In 2018, the Company entered into two
sub-subleases
of approximately 27,000 square feet of office space in Cambridge, Massachusetts. One of the sub-subleases,
as amended, expired in December 2021. The remaining
sub-sublease,
as amended, would have expired in April 2022.
In January 2022, the remaining
sub-sublease
was further amended to increase the square footage from 13,643 square feet to 26,114 square feet and to extend the expiration to April 2023. Total base rent payments due under the further amended sub-sublease
was $3.4
million
.
 The Company recorded other income of $3.5 million and $2.9 million during the years ended December 31, 2021 and 2020, respectively, related to its sub-subleases.
Collaboration Agreement
In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company may pay upfront technology access fees, research exclusivity fees and payment
for research support. Additionally, upon the exercise of certain license rights, the Company may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. During the years ended December 31, 2021 and 2020, the Company recorded $0.4 million and $0.7 million, respectively, of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support.
Intellectual Property Licenses
The Company has a license agreement with the President and Fellows of Harvard College (“Harvard”), entered into in November 2016, for an exclusive, worldwide, royalty-bearing license for certain technologies related to conditioning and mobilization. The Company is obligated to pay Harvard maintenance fees of $0.1 million annually and to reimburse qualified expenses related to the patents. The Company is also obligated to pay milestone payments of up to $7.4 million for the first two licensed products upon the achievement of certain development and regulatory milestones and to pay royalties on a product-by-product
and
country-by-country
basis on net sales of products licensed under the agreement. During each of the years ended December 31, 2021 and 2020, the Company recorded $0.1 million of research and development expenses related to the achievement of two of these milestones.
The Company has a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis”), entered into in April 2017, to use and develop certain patent rights (the “Novartis License”). Under the Novartis License, the Company was granted an exclusive, worldwide, sublicensable license to research, develop and commercialize certain licensed products that contain Novartis compounds for the expansion of cord blood derived non-gene-edited/-modified
hematopoietic stem cells. The Company is obligated to make payments of up to $177.0 million upon the achievement of specified clinical and regulatory milestones and up to $125.0 million upon the achievement of specified commercial milestones and to pay tiered royalties, on a product-by-product
and

country-by-country
basis, up to a maximum of 20% on net sales of
products
licensed under the agreement. On December 13, 2021, the Company notified Novartis of its termination of the Novartis License which becomes effective 90 days from the date of notification. Prior to the notice of termination, no milestones related to the Novartis License had been met.
The Company has agreements with third parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies, it may be subject to additional fees and milestone payments. During the year ended December 31, 2021, the Company did not incur any expense related to these licenses. During the year ended December 31, 2020, the Company recorded research and development expense of $0.8 million related to the license of certain developed technologies under these agreements.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or 2020.
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
9. 401(k) Savings Plan
The Company has a 401(k) available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the board of directors of the Company. Effective August 2021, the Company began making matching contributions of up to 2% of eligible wages. During the year ended December 31, 2021, the Company recorded $0.1 million of expense related to this matching contribution.
10. Income Taxes
During the years ended December 31, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and orphan drug tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	5.8	5.8
Research and orphan drug tax credits	3.3	3.4
Other	0.5	(1.7)
Increase in deferred tax asset valuation allowance	(30.6)	(28.5)

Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$67,236	$49,958
Capitalized research and development expenses	8,665	9,506
Research and orphan drug tax credit carryforwards	12,370	9,988
Stock compensation expense	5,430	2,832
Accrued expense	936	828
Other	1,891	1,867

Total deferred tax assets	96,528	74,979
Valuation allowance	(95,367)	(73,600)

Net deferred tax assets	1,161	1,379

Deferred tax liabilities:
Depreciation and amortization	(1,161)	(1,379)

Total deferred tax liabilities	(1,161)	(1,379)

Net deferred tax assets and liabilities	$—	$—

As of December 31, 2021, the Company had net operating loss
carryforwards
for federal income tax purposes of $247.2 million, of which $17.5 million begin to expire in 2035 and $229.7 million can be carried forward indefinitely. As of December 31, 2021, the Company had net operating loss carryforwards for state income tax purposes of $247.4 million which begin to expire in 2035. As of December 31, 2021, the Company also had available research and orphan drug tax credit carryforwards for federal and state income tax purposes of $10.3 million and $2.7 million, respectively, which begin to expire in 2035 and 2030, respectively. Utilization of the net operating loss carryforwards and research and orphan drug tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382 and 383 of the Code, at any time since inception, utilization of the net operating loss carryforwards or research and orphan drug tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate,
and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and orphan drug tax credit carryforwards before utilization.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. The Company considered its history of cumulative net losses incurred since inception and its lack of commercialization of any products since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2021 and 2020. The Company reevaluates the positive and negative evidence at each reporting period.
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and research and orphan drug tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Valuation allowance as of beginning of year	$73,600	$52,248
Net increases recorded to income tax provision	21,767	21,352

Valuation allowance as of end of year	$95,367	$73,600

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2021 or 2020.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are open under statute from 2018 to the present. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

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
For the years ended December 31, 2021 and 2020, the Company recorded expense of $0.7 million and $0.4 million, respectively, related to these agreements. As of December 31, 2021 and 2020, amounts on the consolidated balance sheets related to these agreements were $0.2 million and less than
$0.1 million, respectively, which amounts were included in accounts payable and accrued expenses and other current liabilities and less than

$0.1
million, which amounts were included in prepaid expenses and other current assets.

1
5
2

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial and Operating Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule
13a-15(f)
under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
This Annual Report on Form
10-K
does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Amended and Restated Executive Officer Compensation Agreements
Effective March 3, 2022, we entered into amended and restated employment agreements with our Chief Executive Officer (principal executive officer), Chief Financial and Operating Officer (principal financial officer) and other of our executive officers, which were approved by the compensation committee of our board of directors and/or our board of directors of, as applicable.
Jason Gardner, D.Phil.
Dr. Gardner’s amended and restated employment agreement provides for the payment of an annual base salary and annual incentive compensation, which are subject to review and redetermination by our board of directors. Dr. Gardner’s current base salary for fiscal year 2022 is $565,000 and he is eligible to earn an annual incentive with a target amount equal to 55% of his base salary. Dr. Gardner is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.
Pursuant to his amended and restated employment agreement, in the event Dr. Gardner is terminated by us without “cause” (as defined in the agreement) or he resigns for “good reason” (as defined in the agreement), subject to the delivery of a fully effective general release of claims against us and all related persons and entities, a reaffirmation of all of Dr. Gardner’s Continuing Obligations (as defined in the agreement) and, in our sole discretion, a one year post-employment noncompetition covenant, Dr. Gardner will be entitled to receive (i) a cash severance equal to one (1) times his base salary, plus a pro-rata portion
of his target annual incentive compensation, payable over
the 12-month period
following the termination of his employment, and (ii) up to 12 monthly cash payments equal to the monthly contribution for health insurance for Dr. Gardner.
In the event Dr. Gardner is terminated by us without cause or he resigns for good reason, each during the three months before through 12 months following a change in control (as defined in the agreement), subject to the delivery of a fully effective general release of claims against us and all related persons and entities, a reaffirmation of all of Dr. Gardner’s continuing obligations (as defined in the agreement) and, in our sole discretion, a one year post-employment noncompetition covenant, Dr. Gardner will not be entitled to receive the severance benefits described above, but will instead be entitled to the following: (i) a lump sum cash severance equal to 1.5 times his base salary, plus 150% of his target annual incentive compensation, (ii) for all outstanding time-based stock options and other time-based stock-based awards held by Dr. Gardner, full accelerated vesting of such awards, and (iii) up to 18 monthly cash payments equal to the monthly contribution for health insurance for Dr. Gardner.
The payments and benefits provided under Dr. Gardner’s amended and restated employment agreement in connection with a change in control may not be eligible for federal income tax deduction for us pursuant to Section 280G of the Internal Revenue Code. These payments and benefits may also be subject to an excise tax under Section 4999 of the Internal Revenue Code. If the payments or benefits payable to Dr. Gardner in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit
to him. Furthermore, if the payments and benefits provided under Dr. Gardner’s amended and restated employment agreement in connection with a change in control would otherwise violate any applicable nondiscrimination rules or cause the reimbursement of claims to be taxable under the Patient Protection and Affordable Care Act of 2010, together with the Health Care and Education Reconciliation Act of 2010 or Section 105(h) of the Internal Revenue Code, then the health insurance payments shall be treated as taxable payments (subject to customary and required taxes and employment-related deductions) and be subject to imputed income tax treatment to the extent necessary to eliminate any discriminatory treatment or taxation. If we determine that we cannot provide the health insurance payments for Dr. Gardner without potentially violating applicable law, we shall instead provide Dr. Gardner with a taxable lump-sum
payment in an amount equal to the sum of the monthly (or then remaining) health insurance contributions described above.
Pursuant to his amended and restated employment agreement, Dr. Gardner is subject to standard confidentiality and nondisclosure, assignment of intellectual property work product and post-termination noncompetition and non-solicitation of
employees, consultants and customers covenants.

Stephen F. Mahoney
Mr. Mahoney’s amended and restated employment agreement provides for the payment of an annual base salary and annual incentive compensation, which are subject to review and redetermination by the compensation committee of our board of directors. Mr. Mahoney’s base salary for fiscal year 2022 is $448,000, and he is eligible to earn an annual incentive with a target amount equal to 40% of his base salary. Mr. Mahoney is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.
Pursuant to his amended and restated employment agreement, in the event Mr. Mahoney is terminated by us without “cause” (as defined in the agreement) or he resigns for “good reason” (as defined in the agreement), subject to the delivery of a fully effective general release of claims against us and all related persons and entities, a reaffirmation of all of Mr. Mahoney’s continuing obligations (as defined in the agreement) and, in our sole discretion, a one year post-employment noncompetition covenant, Mr. Mahoney will be entitled to receive (i) a cash severance equal to 0.75 times his base salary plus a pro-rata portion
of his target annual incentive compensation, payable over
the 12-month period
following the termination of his employment and (ii) up to nine monthly cash payments equal to the monthly contribution for health insurance for Mr. Mahoney.
In the event Mr. Mahoney is terminated by us without cause or he resigns for good reason, each during the three months before through 12 months following a change in control (as defined in the agreement), subject to the delivery of a fully effective release of claims, Mr. Mahoney will not be entitled to receive the severance benefits described above, but will instead be entitled to the following: (i) a lump sum cash severance equal to one times his base salary, plus 100% of his target annual incentive compensation, (ii) for all outstanding time-based stock options and other time-based stock-based awards held by Mr. Mahoney, full accelerated vesting of such awards, and (iii) up to 12 monthly cash payments equal to the monthly contribution for health insurance for Mr. Mahoney.
The payments and benefits provided under Mr. Mahoney’s amended and restated employment agreement in connection with a change in control may not be eligible for federal income tax deduction for us pursuant to Section 280G of the Internal Revenue Code. These payments and benefits may also be subject to an excise tax under Section 4999 of the Internal Revenue Code. If the payments or benefits payable to Mr. Mahoney in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit
to him. Furthermore, if the payments and benefits provided under Mr. Mahoney’s amended and restated employment agreement in connection with a change in control would otherwise violate any applicable nondiscrimination rules or cause the reimbursement of claims to be taxable under the Patient Protection and Affordable Care Act of 2010, together with the Health Care and Education Reconciliation Act of 2010 or Section 105(h) of the Internal Revenue Code, then the health insurance payments shall be treated as taxable payments (subject to customary and required taxes and employment-related deductions) and be subject to imputed income tax treatment to the extent necessary to eliminate any discriminatory treatment or taxation. If we determine that we cannot provide the health insurance payments for Mr. Mahoney without potentially violating applicable law, we shall instead provide Mr. Mahoney with a taxable lump-sum
payment in an amount equal to the sum of the monthly (or then remaining) health insurance contributions described above.
Pursuant to his amended and restated employment agreement, Mr. Mahoney is subject to standard confidentiality and nondisclosure, assignment of intellectual property work product and post-termination noncompetition and non-solicitation of
employees, consultants and customers covenants.
Director Resignation and Board Class Reapportionment
On March 3, 2022, solely in order to provide for an equal apportionment of directors among the three classes of the Company’s classified board of directors, Thomas O. Daniel, M.D. tendered his resignation from the board of directors as a class III director whose term of office expires at the Company’s annual meeting of stockholders to be held in 2024, with such resignation effective immediately, and, with the recommendation of the nominating and corporate governance committee of the Company’s board of directors, was appointed to the board of directors immediately thereafter as a class I director whose term of office expires at the Company’s annual meeting of stockholders to be held in 2022. Dr. Daniel was also re-appointed to the position of chair of the compensation committee and member of the research and development committee of the board of directors. After giving effect to Dr. Daniel’s resignation and immediate re-election to the Company’s board of directors, there are now three directors in each of class I, class II and class III.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 133 of this Annual Report on Form
10-K,
incorporated into this Item by reference.
2. Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
3. Exhibits
The exhibits required by Item 601 of Regulation
S-K
and Item 15(b) of this Annual Report on
Form 10-K
are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on
Form 10-K.
The exhibits listed in the Exhibit Index are incorporated by reference herein.

ITEM 16.	FORM 10-K SUMMARY
None.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated April 2, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

4.3	Description of Securities of the Registrant (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38541) filed with the Securities and Exchange Commission on March 3, 2020).

10.1#	2016 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.2#	2018 Stock Option and Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

10.3#	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.4#	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.5#	2019 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 11, 2019).

10.6†	License Agreement by and between the Registrant and President and Fellows of Harvard College, dated as of November 2, 2016 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.7†	Master Development and Manufacturing Agreement by and between the Registrant and Bachem Americas, Inc., dated as of February 13, 2018 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 18, 2018).

Exhibit Number	Description

10.8†	Exclusive Research, Development Option and License Agreement by and between the Registrant and Heidelberg Pharma Research GmbH, dated as of March 1, 2018 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.8.1	Letter Agreement, effective as of February 28, 2019, by and between the Registrant and Heidelberg Pharma Research GmbH, relating to the Exclusive Research, Development Option and License Agreement by and between the Registrant and Heidelberg Pharma Research GmbH, dated as of March 1, 2018 (Incorporated by reference to Exhibit 10.12.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-231097) filed with the Securities and Exchange Commission on April 29, 2019).

10.8.2†	Amendment, effective as of July 4, 2019, pursuant to the Exclusive Research, Development Option and License Agreement by and between the Registrant and Heidelberg Pharma Research GmbH, dated as of March 1, 2018 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38541) filed with the Securities and Exchange Commission on November 13, 2019).

10.9	Sublease by and between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated as of May 4, 2018 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.9.1	First Amendment to Sublease Agreement, dated as of December 13, 2018, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc. (Incorporated by reference to Exhibit 10.14.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-231097) filed with the Securities and Exchange Commission on April 29, 2019).

10.9.2	Second Amendment to Sublease Agreement, dated as of August 19, 2020, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc. (Incorporated by reference to Exhibit 10.14.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38541) filed with the Securities and Exchange Commission on March 3, 2021).

10.10	Securities Purchase Agreement, among the Registrant and certain of its stockholders dated May 12, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on May 12, 2021).

10.11*^	Master Services Agreement, dated as of May 22, 2019, by and between the Registrant and Heidelberg Pharma Research GmbH.

10.12*#	Amended and Restated Employment Agreement by and between the Registrant and Jason Gardner, effective March 3, 2022.

10.13*#	Amended and Restated Employment Agreement by and between the Registrant and Stephen Mahoney, effective March 3, 2022.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101SCH*	Inline XBRL Taxonomy Extension Schema Document.

101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
**	Furnished herewith.
#	Represents management compensation plan, contract or arrangement.
†
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

^	Portions of this exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGENTA THERAPEUTICS, INC.

Date: March 8, 2022	By:	/s/ Stephen Mahoney
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

Signature	Title	Date

/s/ Jason Gardner, D.Phil.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2022
Jason Gardner, D.Phil.

/s/ Stephen Mahoney	Chief Financial and Operating Officer (Principal Financial and Accounting Officer)	March 8, 2022
Stephen Mahoney

/s/ Jeffrey Albers	Director	March 8, 2022
Jeffrey Albers

/s/ Bruce Booth, D.Phil.	Director	March 8, 2022
Bruce Booth, D.Phil.

/s/ Alexis A. Borisy	Director	March 8, 2022
Alexis A. Borisy

/s/ Thomas O. Daniel, M.D.	Director	March 8, 2022
Thomas O. Daniel, M.D.

/s/ Alison F. Lawton	Director	March 8, 2022
Alison F. Lawton

/s/ Anne M. McGeorge	Director	March 8, 2022
Anne M. McGeorge

/s/ Amy L. Ronneberg	Director	March 8, 2022
Amy L. Ronneberg

/s/ David T. Scadden, M.D.	Director	March 8, 2022
David T. Scadden, M.D.