Form 10-Q
period 2022-03-31
Magenta Therapeutics, Inc.
filed 2022-05-16
CIK 1690585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2022, there were 58,799,157 shares of Common Stock, $0.001 par value per share, outstanding.

Magenta Therapeutics, Inc.

RISK FACTOR SUMMARY
The risk factors detailed in Item 1A entitled “Risk Factors” in this Quarterly Report on Form
10-Q
are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

•
We are a clinical stage company with a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have no products approved for commercial sale and have not generated any revenue from product sales.

•
We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

•
Although we have initiated clinical trials for certain of our product candidates, we have not yet demonstrated an ability to successfully complete clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf; or conduct sales and marketing activities necessary for successful commercialization of our product candidates.

•
If we are unable to obtain regulatory approval for our product candidates and successfully commercialize them, or if we experience significant delays in doing so, our business will be materially harmed.

•
Our ongoing and planned clinical trials or those of our collaborators may reveal significant adverse events not seen in our preclinical and clinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

•
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

•
Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates. If we encounter delays or difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

•
The results of earlier studies and interim data from our ongoing studies may not be predictive of future clinical trial results, and we may fail to establish an adequate safety or efficacy profile to conduct advanced clinical trials or obtain regulatory approval for our product candidates.

•
We have no experience as a company in obtaining regulatory approval for a drug or biologic. Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate we may develop, and any such approval may be for a narrower indication than we seek.

•
Because we are developing product candidates for the treatment of diseases in which there is little clinical experience using new technologies, there is increased risk that the FDA, the EMA, or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results, and these results may be difficult to analyze.

•
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

•
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

•
Any contamination in our or our third parties’ manufacturing process, shortages of raw materials or reagents or failure of any of our key suppliers to deliver necessary components of our product candidates could result in delays in our clinical development or marketing schedules.

•
We may never obtain FDA approval for any of our product candidates in the U.S., and even if we do, we may never obtain approval for or commercialize any of our product candidates in any other jurisdiction, which would limit our ability to realize their full market potential.

•
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

•
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

•
It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection. If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or our technologies, we may not be able to compete effectively in our markets and our business may be adversely affected.

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

•	If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

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

•
The trading price of our common stock has been, and will likely continue to be, highly volatile. As a result of this volatility, investors may not be able to sell common stock at or above the purchase price and may lose some or all of their investment.

This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in this Quarterly Report on Form
10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
Magenta Therapeutics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$71,765	$131,650
Marketable securities	84,839	45,276
Prepaid expenses and other current assets	3,635	3,767

Total current assets	160,239	180,693
Restricted cash	1,780	1,780
Operating lease, right-of-use asset	25,389	—
Property and equipment, net	6,977	7,461

Total assets	$194,385	$189,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,438	$3,040
Accrued expenses and other current liabilities	6,409	7,823
Operating lease liability, current portion	3,246	—

Total current liabilities	14,093	10,863
Operating lease liability, net of current portion	29,104	—
Deferred rent	—	6,399

Total liabilities	43,197	17,262

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 58,799,157 shares issued and outstanding as of March 31, 2022 and December 31, 2021	59	59
Additional paid-in capital	500,115	498,210
Accumulated other comprehensive loss	(469)	(30)
Accumulated deficit	(348,517)	(325,567)

Total stockholders’ equity	151,188	172,672

Total liabilities and stockholders’ equity	$194,385	$189,934

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Operating expenses:
Research and development	$16,547	$11,728
General and administrative	7,287	6,969
Total operating expenses	23,834	18,697

Loss from operations	(23,834)	(18,697)
Interest and other income, net	884	1,208

Net loss	$(22,950)	$(17,489)

Net loss per share, basic and diluted	$(0.39)	$(0.36)

Weighted average common shares outstanding, basic and diluted	58,799,157	48,567,106

Comprehensive loss:
Net loss	$(22,950)	$(17,489)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities	(439)	32

Total other comprehensive income (loss)	(439)	32

Total comprehensive loss	$(23,389)	$(17,457)

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands, except share data)
(Unaudited)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	Three Months Ended March 31, 2022
Balances at December 31, 2021	58,799,157	$59	$498,210	$(30)	$(325,567)	$172,672
Stock-based compensation expense	—	—	1,905	—	—	1,905
Unrealized losses on marketable securities	—	—	—	(439)	—	(439)
Net loss	—	—	—	—	(22,950)	(22,950)

Balances at March 31, 2022	58,799,157	$59	$500,115	$(469)	$(348,517)	$151,188

	Three Months Ended March 31, 2021
Balances at December 31, 2020	48,533,135	$49	$398,311	$(23)	$(254,431)	$143,906
Vesting of restricted stock	8,466	—	—	—	—	—
Issuance of common stock upon exercise of stock options	61,604	—	418	—	—	418
Stock-based compensation expense	—	—	2,192	—	—	2,192
Unrealized gains on marketable securities	—	—	—	32	—	32
Net loss	—	—	—	—	(17,489)	(17,489)

Balances at March 31, 2021	48,603,205	$49	$400,921	$9	$(271,920)	$129,059

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(22,950)	$(17,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,905	2,192
Depreciation and amortization expense	511	474
Loss on disposal of property and equipment	—	90
Amortization of right-of-use-asset	699	—
Net amortization of premiums on marketable securities	115	216
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	132	(105)
Accounts payable	1,398	(1,646)
Accrued expenses and other current liabilities	(859)	(578)
Operating lease liabilities	(692)	—
Deferred rent	—	72

Net cash used in operating activities	(19,741)	(16,774)

Cash flows from investing activities:
Purchases of property and equipment	(27)	(7)
Purchases of marketable securities	(40,117)	—
Maturities of marketable securities	—	7,500

Net cash provided by (used in) investing activities	(40,144)	7,493

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	418

Net cash provided by financing activities	—	418

Net decrease in cash, cash equivalents and restricted cash	(59,885)	(8,863)
Cash, cash equivalents and restricted cash at beginning of period	133,430	59,932

Cash, cash equivalents and restricted cash at end of period	$73,545	$51,069

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
(the “Shelf”) on file with the SEC, which covers the offering, issuance and sale of up to an aggregate of $350.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in
“at-the-market”
offerings under the Shelf (the “ATM Program”). The Shelf was declared effective by the SEC on August 19, 2019. As of March 31, 2022, no sales have been made pursuant to the ATM Program.
The Company has incurred recurring losses since inception, including net losses of $23.0 million for the three months ended March 31, 2022 and $71.1 million the year ended December 31, 2021. As of March 31, 2022, the Company had an accumulated deficit of $348.5 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.
The Company will need to obtain substantial additional funding in connection with continuing operations, particularly as the Company advances its preclinical activities and clinical trials for its product candidates in development. If the Company is unable to raise capital when needed, or on attractive terms, it could be forced to delay, reduce or eliminate its research or drug development programs or any future commercialization efforts. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
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

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Unaudited Interim Financial Information
The consolidated balance sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form
10-K,
on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2022 and consolidated results of operations for the three months ended March 31, 2022 and 2021 and consolidated cash flows for the three months ended March 31, 2022 and 2021 have been made. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or any other interim period.
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

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Leases
Prior to January 1, 2022, the Company accounted for leases under ASC 840, Leases (“ASC 840”). Effective January 1, 2022, the Company accounts for leases under ASC 842, Leases (“ASC 842”). Therefore, as of December 31, 2021 and for the three months ended March 31 2021, the Company’s consolidated financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods. As of and for the three months ended March 31, 2022, the Company’s consolidated financial statements are presented in accordance with ASC 842.
In accordance with ASC 842, the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use
asset and lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. The Company’s policy is to not record leases with an original term of twelve months or less on its consolidated balance sheets and recognizes those lease payments in the income statement on a straight-line basis over the lease term. The Company’s existing leases are for office and laboratory space.
In addition to rent, the leases may require the Company to pay additional costs, such as utilities, maintenance and other operating costs, which are generally referred to as non-lease
components. The Company has elected to not separate lease and non-lease
components. Only the fixed costs for lease components and their associated non-lease
components are accounted for as a single lease component and recognized as part of a right-of-use
asset and lease liability. Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expense in the consolidated statements of operations and comprehensive loss.
Comprehensive Loss
Comprehensive
 loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three
months ended March
31
,
2022
and
2021
, the Company’s only element of other comprehensive income (loss) was unrealized gains (losses) on marketable securities.
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
The Company reported a net loss for the three months ended March 31, 2022 and 2021. The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of March 31,
	2022	2021
Stock options to purchase common stock	7,580,453	6,034,047
Unvested restricted common stock and units	455,173	490,000
Shares of common stock issuable under Employee Stock Purchase Plan	36,012	15,343

	8,071,638	6,539,390

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Recently Issued Accounting Pronouncements
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No.
2016-02,
 Leases (Topic 842)
 (“ASU
2016-02”),
which require lessees to recognize most leases on their balance sheet as a right-of-use
asset and a lease liability. In general, lease arrangements exceeding a twelve-month term must be recognized as assets and liabilities on the balance sheet. Under ASU
2016-02,
a
right-of-use
asset and lease obligation is recorded for all leases, whether operating or financing, while the income statement reflects lease expense for operating leases and amortization and interest expense for financing leases. The FASB also issued ASU
2018-10,
Codification Improvements to Topic 842
Leases
, and ASU
2018-11,
Targeted Improvements to Topic 842 Leases
, which allows the new lease standard to be applied as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings rather than retroactive restatement of all periods presented. The Company adopted the new leasing standards on January 1, 2022 using a modified retrospective approach applied at the beginning of the period of adoption.
The Company elected the “package of practical expedients,” which permits the Company not to reassess under the new standards for prior conclusions about lease identification, lease classification and initial direct costs. The Company did not apply the hindsight practical expedient when determining the lease term for existing leases and assessing impairment of expired or existing leases. The Company elected to utilize its incremental borrowing rate based on the remaining lease term as of the date of adoption. In connection with the adoption of ASU
2016-02,
the Company recognized a
right-of-use
asset of $26.1 million and lease liabilities of $33.0 million on its consolidated balance sheet. The deferred rent balance of $7.0 million as of January 1, 2022 was recorded as an offset to the Company’s right-of-use
asset. The adoption of the standard did not have a material impact on the Company’s results of operations or cash flows.
3. Fair Value of Financial Assets
As of March 31, 2022, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. treasury notes (due within one year)	$85,308	$—	$(469)	$84,839

Total	$85,308	$—	$(469)	$84,839

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market funds	$72,139	$—	$—	$72,139
Marketable securities:
U.S. treasury notes	—	84,839	—	84,839

Total	$72,139	$84,839	$—	$156,978

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market funds	$131,542	$—	$—	$131,542
Marketable securities:
U.S. treasury notes	—	45,276	—	45,276

Total	$131,542	$45,276	$—	$176,818

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued external research and development expenses	$3,525	$2,813
Accrued payroll and related expenses	1,634	3,346
Deferred rent, current portion	—	555
Accrued professional fees	560	477
Accrued other	690	632

	$6,409	$7,823

5. Stock-Based Awards
2018 Stock Option and Incentive Plan
The
 Company grants stock-based awards under the Magenta Therapeutics, Inc.
2018
Stock Option and Incentive Plan (the “
2018
Plan”). The Company also has outstanding stock options under the Magenta Therapeutics, Inc.
2016
Stock Option and Grant Plan, as amended (the “
2016
Plan”), but is no longer granting awards under the
2016
Plan. As of March
31
,
2022
,
4,046,204
shares of common stock were available for issuance under the
2018
Plan.

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Grant of Stock Options
During the three months ended March 31, 2022, the Company granted options to certain employees and consultants with service-based vesting conditions for the purchase of 1,788,720 shares of common stock with a weighted average grant date fair value of $2.20 per share. Stock-based compensation expense is being recognized over the requisite service period of generally four years.
Grant of Restricted Stock Units
During the three months ended March 31, 2022, the Company granted 51,935 restricted stock units to certain employees with a weighted average grant date fair value of $3.19 per share. Stock-based compensation expense is being recognized over the requisite service period of four years.
2019 Employee Stock Purchase Plan
Employees may elect to participate in The Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. The six-month offering
periods begin in December and June of each year. During the three months ended March 31, 2022 and 2021, there were no shares of common stock purchased under the ESPP. As of March 31, 2022, 713,252 shares remained available for issuance under the ESPP.
Stock-Based Compensation
Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Research and development expenses	$527	$945
General and administrative expenses	1,378	1,247

	$1,905	$2,192

As of March 31, 2022, unrecognized compensation expense related to unvested share-based awards with service-based vesting conditions was $20.2 million, which is expected to be recognized over a weighted average period of 2.8 years. Additionally, the Company had unrecognized compensation cost of $1.9 million related to the unvested performance restricted stock units for which the performance conditions were not considered probable of achievement as of March 31, 2022.
6. Leases
The Company has a sublease, as amended, for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company classified this sublease as an operating lease under ASC 842. The Company is obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the leased premises. To the extent these costs are variable, they were not included in the measurement of the right-of-use
asset and lease liability. In connection with the sublease, as amended, the sublandlord funded $5.2 million in tenant improvements to the leased facility during 2019. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the consolidated balance sheets at March 31, 2022 and December 31, 2021.
As of December 31, 2021, the Company had long-term deferred rent of $6.4 million related to lease incentives and payment escalations. As of December 31, 2021, the short-term portion of deferred rent of $0.6 million was included in accrued expenses and other current liabilities. In connection with the adoption of ASC 842 on January 1, 2022, these amounts were recorded as a reduction to the operating lease, right-of-use
asset.

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The components of the Company’s lease expense under ASC 842 w er
e
 as follows (in thousands):

Three Months Ended
March 31, 2022

Operating lease cost	$1,602
Short-term lease cost	—
Variable lease cost	506

$2,108

Supplemental disclosure of cash flow information related to the lease was as follows (in thousands):

Three Months Ended
March 31, 2022

Cash paid for amounts included in the measurement of operating lease liabilities	$1,595
Operating lease liabilities arising from obtaining right-of-use asset	$—
The weighted average remaining lease term and discount rate were as follows:

March 31, 2022

Weighted-average remaining lease term—operating lease (in years)	5.92
Weighted-average discount rate—operating lease	11.00%
Because the interest rate implicit in the lease was not readily determinable, the Company’s estimated incremental borrowing rate was used to calculate the present value of the lease.
As of March 31, 2022, the future minimum lease payments due under the noncancelable operating lease was as follows (in thousands):

2022 (nine months)	$4,971
2023	6,936
2024	7,313
2025	7,679
2026	8,062
Thereafter	9,906

Total future minimum lease payments	44,867
Less: imputed interest	(12,517)

Total operating lease liabilities	$32,350

The following table represents the lease liabilities on the consolidated balance sheet (in thousands):

March 31, 2022

Current operating lease liability	$3,246
Operating lease liability, net of current portion	29,104

Total operating lease liabilities	$32,350

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As previously disclosed in the Company’s Annual Report on Form
10-K
and under the previous lease accounting standard,
ASC 840, Leases,
the following table summarizes the future minimum lease payments due under the operating lease as of December 31, 2021 (in thousands):

2022	$6,375
2023	6,734
2024	7,100
2025	7,455
2026	7,828
Thereafter	9,617

$45,109

In 2018, the Company entered into two
sub-subleases
of approximately 27,000 square feet of office space in Cambridge, Massachusetts. One of the sub-subleases,
as amended, expired in December 2021. The remaining
sub-sublease,
as amended, was set to expire in April 2022 but was further amended in January 2022 to increase the square footage from 13,643 square feet to 26,114 square feet and to extend the expiration to April 2023. As of March 31, 2022, the remaining base rent payments due to the Company under the amended sub-sublease
was $2.7 million. The Company recorded other income of $0.8 million and $1.2 million during the three months ended March 31, 2022 and 2021, respectively, related to its sub-subleases.
7. Commitments and Contingencies
Leases
The Company’s commitments under its leases are described in Note 6.
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
million per target as well as royalties on net sales of products licensed under the agreement. During each of the three months ended March 31, 2022 and 2021, the Company recorded
$0.4
million of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support. During the three months ended March 31, 2022, the Company recorded
$2.0 million of research and development expense related to the achievement of a development milestone. During the three months ended March 31, 2021, the Company did not incur any expense related to the achievement of these milestones
Intellectual Property Licenses
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
and
country-by-country
basis on net sales of products licensed under the agreement. During the three months ended March 31, 2022 and 2021, the Company did no
t incur any expense related to the achievement of these milestones.
The Company has agreements with third parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies, it may be subject to additional fees and milestone payments. During the three months ended March 31, 2022, the Company recorded research and development expense of $0.1 million related to the license of certain developed technologies under these agreements. During the three months ended March 31, 2021, the Company did not incur any expense related to these licenses.

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2022.
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
8. 401(k) Savings Plan
The Company has a
401
(k) available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the board of directors of the Company. Effective
August 2021
, the Company began making matching contributions of up to
2
% of eligible wages. During the three months ended March
31
,
2022
, the Company recorded $
0.1
 million of expense related to this matching contribution.
9. Related Parties
Effective
March 2018
, Amy Lynn Ronneberg, the then serving President of Be The Match BioTherapies, LLC, became a member of the Company’s board of directors and subsequently was appointed Chief Executive Officer of the National Marrow Donor Program/Be The Match, or NMDP/Be The Match, organization in
June 2020
. The Company has collaboration agreements with the National Marrow Donor Program (as successor in interest to Be The Match BioTherapies Collection Services, LLC (formerly known as Be The Match BioTherapies, LLC)) and a research agreement with an affiliated organization, Center for International Blood and Marrow Transplant Research. In addition, in June
2020
, the Company entered into a clinical collaboration agreement with NMDP/Be The Match to evaluate the potential utility of
MGTA-145
for mobilizing and collecting hematopoietic stem cells from donors in a single day and then using them for allogeneic transplants in patients. Under the terms of this agreement, the Company shall fund up to fifty percent of NMDP/Be The Match clinical trial costs and provide the trial drugs which will be included in research and development expense.

For each of the three months ended March 31, 2022 and 2021, the Company recorded expense of $0.1 million related to these agreements. As of March 31, 2022 and December 31, 2021, amounts on the consolidated balance sheets related to these agreements were $0.1 million and $0.2 million, respectively, which amounts were included in accounts payable and accrued expenses and other current liabilities and less than $0.1 million which amounts were included in prepaid expenses and other current assets.

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
10-Q
and include, but are not limited to, statements about:

•	our expectation that our existing capital resources will be sufficient to enable us to fund our currently planned development of MGTA-117, MGTA-145 and our other product candidates;

•
the anticipated benefits of our revised operating plan and our expectation that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024;

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

•	whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for MGTA-117, MGTA-145 or any other product candidates we may develop;

•	our reliance on third parties to conduct our clinical trials;

•	our reliance on third-party contract development and manufacturer organizations to manufacture and supply our product candidates for us;

•	our ability to establish clinical programs moving forward in multiple indications, with a rapidly advancing portfolio and sustainable platform;

•	our ability to obtain, including on an expedited basis, and maintain regulatory approval of MGTA-117, MGTA-145 or any other product candidates we may develop;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the benefits of the use of MGTA-117, MGTA-145 or any other product candidate, if approved;

•	our ability to successfully commercialize MGTA-117, MGTA-145 or any other product candidates we may identify and pursue, if approved;

•	the rate and degree of market acceptance of MGTA-117, MGTA-145 or any other product candidates we may identify and pursue;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our ability to obtain and maintain intellectual property protection for MGTA-117, MGTA-145 or any other product candidates we may identify and pursue;

•	our ability to obtain orphan drug designation for any of our product candidates we may identify and pursue;

•	our ability to successfully build a specialty sales force and commercial infrastructure;

•	our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue and treatment modalities that we develop;

•	our ability to successfully find collaborators for any of our current and future programs and product candidates;

•	our ability to retain and recruit key personnel;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the time during which we will continue to be an emerging growth company or smaller reporting company as defined in federal securities regulations;

•	our financial performance; and

•	developments and projections relating to our competitors or our industry.
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
In addition to our product candidates, Magenta’s research efforts are evaluating several early-stage targets that include targeted lymphodepletion prior to therapies such as chimeric antigen receptor
T-cells
or
CAR-T.
We also have a cell therapy program, E478, which is a small molecule aryl hydrocarbon receptor, or AHR, antagonist designed to increase the numbers of gene-modified HSCs for stem cell-based gene therapy and genome editing. In December 2021, we notified Novartis International Pharmaceutical Ltd., or Novartis, of our termination of the Novartis license related to our cell therapy program,
MGTA-456,
which became effective 90 days from the date of notification.
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
COVID-19
continues to present operational and other challenges which could delay or halt the development of our product candidates. See “Item 1A. Risk Factors” for further discussion of the current and expected impact on our business and product candidates.

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
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Net losses were $23.0 million for the three months ended March 31, 2022 and $71.1 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $348.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:

•	initiate, enroll and conduct a Phase 1/2 clinical trial for MGTA-117 and Phase 2 clinical trial for MGTA-145;

•	initiate and conduct preclinical studies and clinical trials of our other product candidates;

•	develop any other future product candidates we may choose to pursue;

•	seek marketing approval for any of our product candidates that successfully complete clinical development, if any;

•	maintain compliance with applicable regulatory requirements;

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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing and distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Additionally, because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. Accordingly, if we fail to raise capital or enter into necessary strategic agreements, or fail to ever become profitable, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates, and we may also be forced to reduce or terminate our operations.
As of March 31, 2022, we had cash, cash equivalents and marketable securities of $156.6 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Recent Developments
On April 14, 2022, we announced our plan to more narrowly focus our capital allocation on the
MGTA-117
targeted conditioning program, the
CD45-ADC
(antibody-drug conjugate)
IND-enabling
activities and the
MGTA-145
stem cell mobilization efforts in sickle cell disease while also de-prioritizing
other portfolio investments. We made certain reductions in our planned spending related to research platform-related investments in new disease targets, paused certain
MGTA-145
investments, including the program’s planned
MGTA-145
dosing and administration optimization clinical trial in healthy subjects and reduced planned general and administrative expenses. In connection with these reductions to our planned spending, we also reduced our workforce by 14%. Our revised operating plan allows us to extend our cash runway into the second quarter of 2024.

Impact of the
COVID-19
Pandemic
The
COVID-19
pandemic, including the emergence of various variants, has caused and could continue to cause significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.
We have been carefully monitoring the
COVID-19
pandemic and its potential impact on our business and have taken important steps to help ensure the safety of our employees and their families and to reduce the spread of
COVID-19
in the Cambridge community. We have established a hybrid work-from-home policy for all employees, as well as safety measures for those using our offices and laboratory facilities that are designed to comply with applicable federal, state and local guidelines instituted in response to the
COVID-19
pandemic. We will continue to assess those measures as
COVID-19-related
guidelines evolve. We have also maintained efficient communication with our partners and clinical sites as the
COVID-19
pandemic has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs.
The future impact of the
COVID-19
pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments may include, without limitation, changes in the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available
COVID-19
vaccines, the effect of any relaxation of current restrictions within the Cambridge community or regions in which our partners and clinical sites are located and the direct and indirect economic effects of the pandemic and containment measures. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of
COVID-19
on our business, results of operations and financial condition.
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
The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties, including the following:

•	successful completion of preclinical studies and clinical trials;

•	receipt and related terms of marketing approvals from applicable regulatory authorities;

•	raising additional funds necessary to complete clinical development of and commercialize our product candidates;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates;

•	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;

•	developing and implementing marketing and reimbursement strategies;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining third-party coverage and adequate reimbursement;

•	protecting and enforcing our rights in our intellectual property portfolio;

•	maintaining a continued acceptable safety profile of the products following approval; and

•	the continuing impact of the COVID-19 pandemic on our industry, the healthcare system, and our current and future operations.
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
Inflation generally affects us by increasing our cost of labor and clinical trial costs. While we do not believe that inflation had a material effect on our financial condition and results of operations during the periods presented, it may result in increased costs in the foreseeable future.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$16,547	$11,728	$4,819
General and administrative	7,287	6,969	318

Total operating expenses	23,834	18,697	5,137

Loss from operations	(23,834)	(18,697)	(5,137)
Interest and other income, net	884	1,208	(324)

Net loss	$(22,950)	$(17,489)	$(5,461)

Research and Development Expenses

	Three Months Ended March 31,
	2022	2021	Change

	(in thousands)
Direct research and development expenses by program:
Conditioning	$6,436	$2,355	$4,081
Mobilization	1,132	1,010	122
Cell therapy	31	399	(368)
Unallocated expenses:
Personnel related (including stock-based compensation)	5,888	4,540	1,348
Consultant (including stock-based compensation)	277	237	40
Facility related and other	2,783	3,187	(404)

Total research and development expenses	$16,547	$11,728	$4,819

Expenses related to our conditioning program increased primarily due to an increase of $2.4 million in costs related to
MGTA-117
and an increase of $1.5 million in costs related to
CD45-ADC.
The increase in
MGTA-117
was primarily due to costs incurred upon the achievement of a development milestone under our collaboration agreement. The increase in
CD45-ADC
was primarily due to higher preclinical and manufacturing costs to support our investigational new drug, or IND, enabling studies. Expenses related to our cell therapy program decreased as result of the discontinuance of our
MGTA-456
program.
The increase in personnel related costs was due primarily to an increase in headcount in our research and development function partially offset by a decrease in stock-based compensation. Personnel related costs for the three months ended March 31, 2022 and 2021 included stock-based compensation expense of $0.5 million and $0.9 million, respectively. The decrease in facility related and other was primarily due to lower operating costs related to our Cambridge, Massachusetts facility.
General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	Change

	(in thousands)
Personnel related (including stock-based compensation)	$3,452	$3,270	$182
Professional and consultant	1,612	1,762	(150)
Facility related and other	2,223	1,937	286

Total general and administrative expenses	$7,287	$6,969	$318

The increase in facility related and other was primarily due to higher recruiting costs partially offset by lower operating costs related to our Cambridge, Massachusetts facility.

Interest and Other Income, Net
Interest income and other income, net for the three months ended March 31, 2022 consisted primarily of sublease income of $0.8 million and interest income of $0.1 million. Interest income and other income, net for the three months ended March 31, 2021 consisted primarily of sublease income of $1.2 million and interest income of less than $0.1 million. The decrease in sublease income of $0.4 million was due to the expiration of one of our two subleases in December 2021.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. Since our initial public offering in June 2018, we have funded our operations primarily with proceeds from the sale of our common stock in both private and public offerings.
On August 8, 2019, we filed a shelf registration statement on Form
S-3,
or Shelf, with the SEC which covers the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of our common stock from time to time in
“at-the-market”
offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on August 19, 2019. As of March 31, 2022, no sales have been made pursuant to the ATM Program.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(19,741)	$(16,774)
Net cash provided by (used in) investing activities	(40,144)	7,493
Net cash provided by financing activities	—	418

Net decrease in cash, cash equivalents and restricted cash	$(59,885)	$(8,863)

Operating Activities
During the three months ended March 31, 2022, operating activities used $19.7 million of cash, primarily resulting from our net loss of $23.0 million, partially offset by non-cash
charges of $3.2 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2022 was less than $0.1 million and consisted of a decrease of $0.7 million in operating lease liabilities partially offset by an increase of $0.5 million in accounts payable and accrued expenses and other current liabilities and a decrease of $0.1 million in prepaid expenses and other current assets.
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
Investing Activities
During the three months ended March 31, 2022, net cash used by investing activities was primarily attributable to purchases of marketable securities of $40.1 million.
During the three months ended March 31, 2021, net cash provided by investing activities was primarily attributable to maturities of marketable securities of $7.5 million.

Financing Activities
During the three months ended March 31, 2021, net cash provided by financing activities was $0.4 million consisting of proceeds from the exercise of stock options.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $156.6 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.
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
Contractual Obligations and Commitments
During the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments described in our Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC.
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included in this Quarterly Report on Form
10-Q.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form
10-K
for the year ended December 31, 2021, on file with the SEC, the following involve the most judgment and complexity:

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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our President and Chief Executive Officer) and Principal Financial Officer (our Chief Financial and Operating Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
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
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of stem cell transplant to more patients and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the three months ended March 31, 2022, we reported a net loss of $23.0 million. For the years ended December 31, 2021 and 2020, we reported net losses of $71.1 million and $74.9 million, respectively. As of March 31, 2022, we had an accumulated deficit of $348.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash (including the net proceeds from our initial public offering, or IPO, and our subsequent public and private equity offerings) to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the U.S., the European Union and certain other markets. As of March 31, 2022, we had approximately $156.6 million in cash, cash equivalents and marketable securities. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future expenses and future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of research, preclinical studies and clinical trials for our product candidates;

•	the costs to develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for our product candidates;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop or may in-license;

•	the cost of milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medical Agency, or EMA, and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending material intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities;

•	the cost of seeking to attract, hire and retain skilled personnel;

•
the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and

•	the cost of, and ability to maintain on reasonable commercial and economic terms, sufficient office and laboratory space to support our operations.
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
We are a clinical-stage company. We were founded and commenced operations in June 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, and undertaking preclinical studies and clinical trials. Although we have initiated clinical trials for certain of our product candidates, we have not yet demonstrated an ability to successfully complete clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale medicine or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
Risks Related to Product Development and Regulatory Approval
We are early in our development efforts for our product candidates. If we are unable to obtain regulatory approval for our product candidates and successfully commercialize them, or if we experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts for our product candidates, including
MGTA-117
and
MGTA-145.
Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
Each of our programs and product candidates will require additional preclinical and clinical development, regulatory approval, potentially in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Our product candidates must be authorized for marketing by the FDA, or certain other foreign regulatory agencies, such as the EMA, before we may commercialize our product candidates in the U.S. or other countries.

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
Stem cell transplant can cure patients across multiple diseases, but its use carries with it risks of toxicity, serious adverse events and death. Because many of our therapies are used to prepare or treat patients undergoing stem cell transplant, patients in our clinical trials or patients that use any of our product candidates may be subject to many of the risks that are currently inherent to this procedure. In particular, stem cell transplant involves certain known potential post-procedure complications that may manifest several weeks or months after a transplant and which may be more common in certain patient populations. If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any of our product candidates, we may need to limit, delay or abandon our further clinical development of those product candidates, even if such events, effects or characteristics were the result of stem cell transplant or related procedures generally, and not directly or specifically caused or exacerbated by our product candidates. In the event we need to limit, delay or abandon the clinical development of any of our product candidates, our business will likely be materially adversely affected.

In addition, patients who are in our clinical studies or undergoing stem cell transplant typically have underlying disorders or compromised immune systems that make them vulnerable or fragile for undergoing additional clinical studies. For example, we began patient enrollment for our Phase 1/2 clinical trial of
MGTA-117
in patients with acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS; however, the patients who we expect to enroll in the initial phase of that trial are subject to underlying disorders that may cause negative outcomes for those patients that could slow down or even suspend the study. As a result, the FDA could put the trial on hold until we can satisfy any potential FDA concerns. In the event that the FDA places a clinical hold on any of our trials, if any FDA clinical hold is not lifted or if the process takes an extended period of time, our business and prospects may suffer material adverse consequences.
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

•	the cost of preclinical studies and clinical trials of any product candidates may be greater than we anticipate, and/or greater than we have budgeted for;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other blood and immune reset and cell-based therapies that raise safety or efficacy concerns about our product candidates.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial, or the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
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
In connection with our plan announced on April 14, 2022 to more narrowly focus our capital allocation on the
MGTA-117
targeted conditioning program, the
CD45-ADC
(antibody-drug conjugate)
IND-enabling
activities and the
MGTA-145
stem cell mobilization efforts in sickle cell disease, we
de-prioritized
other portfolio investments, made certain reductions in our planned spending related to research platform-related investments in new disease targets and paused certain
MGTA-145
investments, including the program’s planned
MGTA-145
dosing and administration optimization clinical trial in healthy subjects. There is an additive degree of risk to any development program that is paused or de-prioritized
because the time to restart the program and the associated expense may be longer and more costly than previously anticipated.

If we encounter delays or difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
We may experience delays or difficulties in patient enrollment in our clinical trials for a variety of reasons, including impacts that have resulted, or may in the future result, from the
COVID-19
pandemic. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

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

Even if we complete clinical development of
MGTA-117,
MGTA-145
or any other product candidates, there can be no assurance that the FDA, EMA, or other regulatory authorities will approve
MGTA-117,
MGTA-145
or any other product candidates for marketing. Additionally, as of May 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the
COVID-19
pandemic in line with its user fee performance goals, however, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval
inspection or an inspection of clinical sites is required and, due to the
COVID-19
pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. In the course of the
COVID-19
public health emergency, a number of companies have announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.
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
MGTA-117,
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
MGTA-117,
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
If any CDMO with whom we contract fails to or otherwise becomes unable to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities, technical knowledge or resources, or enter into an agreement with a different CDMO, which we may not be able to do on reasonable terms, if at all. In addition, if we have a material dispute with any of our CDMOs or should any of our agreements with our CDMOs terminate for any reason, in particular our agreements with Bachem Americas, Inc. and Heidelberg Pharma, it could disrupt our supply and replacing these CDMOS would likely be difficult. In these scenarios, our clinical trials could be delayed significantly as we establish alternative supply sources.
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
MGTA-117,
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
MGTA-117,
MGTA-145,
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
The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. For additional information regarding laws and regulations related to reimbursement, see “Item 1. Business – Reimbursement” in our Annual Report on Form
10-K.
In addition, because our product candidates represent new approaches to blood and immune reset, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.
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
The regulations that govern marketing approvals, pricing, and reimbursement for new medicines vary widely from country to country. For additional information regarding these variations from country to country, see “Item 1. Business – Governmental Regulation” and “Item 1. Business – Reimbursement” in our Annual Report on Form
10-K.
In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a medicine in a particular country, but then be subject to price regulations that delay our commercial launch of the medicine, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the medicine in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.
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
Failure to comply with the requirements under European Union and U.K. laws and regulations could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. For additional information regarding applicable government regulations, see “Item 1. Business – Governmental Regulation” in our Annual Report on Form
10-K.
Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.
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
In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (1) changes to our manufacturing arrangements; (2) additions or modifications to product labeling; (3) the recall or discontinuation of our products; or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For additional information regarding these regulations, statutes or their interpretations, see “Item 1. Business – Governmental Regulation” in our Annual Report on Form
10-K.
Additional laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Data collection is governed by restrictive regulations governing the use, processing, and transfer of personal information, and compliance with these regulations could result in additional costs and limitations on our ability to collect and process data. Failure to comply with these regulations could subject us to significant penalties, which may adversely affect our business.
In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials in the European Union or the U.K., we may be subject to additional privacy restrictions. The collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the European Economic Area is governed, as of May 2018, by the General Data Protection Regulation, or GDPR. Achieving and maintaining compliance with the GDPR and the U.K. GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future European or U.K. activities. For additional information regarding GDPR, see “Item 1. Business – Governmental Regulation” in our Annual Report on Form
10-K.
In the U.S., the data protection landscape is rapidly growing and evolving, and achieving and maintaining compliance with current and future U.S. state and federal privacy laws will be similarly onerous and may adversely affect our business. For example, if we fail to comply with the CCPA, we could be subject to civil penalties. Further, if we experience a data breach that results in the loss of personal information of California residents, we may be subject to a private right of action under the CCPA. While there are currently exemptions under the CCPA for protected health information that is subject to HIPAA and for patient information subject to clinical trial regulations, the CCPA may still negatively impact our business activities. There continues to be uncertainty surrounding the enforcement and implementation of the CCPA, which exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
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
If we or our third-party manufacturers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.
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
In November 2016, we entered into a license agreement with Harvard University, or Harvard, pursuant to which we were granted a worldwide license to research, develop and commercialize one or more therapeutic products under certain conditioning- and mobilization-related patents and patent applications owned or controlled by Harvard. We are dependent on the patents, know-how
and proprietary technology, licensed from Harvard. In addition, in March 2018, we entered into an exclusive research, development option and license agreement with Heidelberg Pharma Research GmbH, or Heidelberg Pharma, pursuant to which we intend to combine our proprietary antibodies and Heidelberg Pharma’s amanitin conjugates platform, including our
MGTA-117
product candidate. If we commercialize any products utilizing Heidelberg Pharma’s amanitin conjugates platform, we will be dependent on the intellectual property rights we license from Heidelberg Pharma. We are currently engaged in ongoing discussions with Heidelberg Pharma regarding certain performance obligations under the exclusive research, development option and license agreement. Any material disputes with these licensors or termination of these licenses, or a finding that such intellectual property lacks legal effect, could result in the loss of significant intellectual property rights and could harm our ability to commercialize our current or future product candidates.
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

Further, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. Accordingly, material disputes may arise between us and our licensor, or our licensor and its licensors, regarding intellectual property subject to a license agreement, including those relating to:

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
The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, increase what we believe to be our financial or other obligations under the relevant agreement, or decrease the financial or other benefits we might otherwise receive under the relevant agreement. As noted above, we are currently engaged in ongoing discussions with Heidelberg Pharma regarding certain performance obligations under the exclusive research, development option and license agreement. If material disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, or are insufficient to provide us the necessary rights to use the intellectual property, we may be unable to successfully develop and commercialize the affected product candidates. If we or any such licensors fail to adequately protect this intellectual property, our ability to commercialize our products could suffer. Any material disputes with our licensors or any termination of the licenses on which we depend could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses and access to intellectual property owned or controlled by third parties in order to advance our research or allow commercialization of our product candidates. We may fail to obtain these licenses and/or access to such intellectual property at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

•
Material disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our medicines or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.

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

•
We have established a hybrid work-from-home policy for all employees, as well as safety measures for those using our offices and laboratory facilities that are designed to comply with applicable federal, state and local guidelines instituted in response to the
COVID-19
pandemic. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

•
Our employees and contractors conducting
non-business
critical research and development activities may not be able to access our laboratory for an extended period of time as a result of the
COVID-19
pandemic and the possibility that governmental authorities further modify current restrictions. This could delay timely completion of preclinical activities, including completing Investigational New Drug, or IND, enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for our other product candidates.

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
As of March 31, 2022, we had 86 full-time employees, though we subsequently reduced the size of our workforce as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.” As our development, manufacturing and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need additional managerial, technical, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have granted equity awards that vest over time or vest upon the achievement of certain pre-established
milestones. The value to employees of equity awards may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these agreements provide for at-will
employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level
and senior managers as well as junior,
mid-level
and senior scientific and medical personnel.
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
The trading price of our common stock may be highly volatile. The stock market in general, and the market for smaller pharmaceutical and biotechnology companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the purchase price, and you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including:

•	the success of existing or new competitive products or technologies;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	the timing and results of preclinical studies for any of our product candidates;

•	the timing and results of clinical trials of MGTA-117, MGTA-145 and any other product candidates;

•	commencement or termination of collaborations for any of our current and future programs and product candidates;

•	failure or discontinuation of any of our development programs;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the U.S. and other countries;

•	developments or material disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results or development timelines;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or other stockholders;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	disruptions to political, governmental or regulatory systems, including shutdowns of the government and its agencies;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
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
Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 54% of our capital stock as of March 31, 2022. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.
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
At March 31, 2022, we had $156.6 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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
Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the False Claims Act, laws and regulations related to the reporting of payments to physicians and teaching hospitals, and HIPAA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For additional information, see “Item 1. Business – Governmental Regulation” in our Annual Report on Form
10-K.
The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.
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
The trading market for our common stock may be influenced, in part, by the research and reports that industry or securities analysts publish about us or our business. If no or few securities or industry analysts cover our business, or one or more of the analysts who cover us issues an adverse opinion about our company, our stock price may decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds from Initial Public Offering
Not applicable.
(c) Issuer Purchases of Equity Securities
None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated April 2, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.1#	Amended and Restated Employment Agreement by and between the Registrant and Thomas Beetham, effective May 2, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on May 2, 2022).

10.2#	Amended and Restated Employment Agreement by and between the Registrant and David Nichols, effective May 2, 2022 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on May 2, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a 14(a) or 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a 14(a) or 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101SCH*	Inline XBRL Taxonomy Extension Schema Document.

101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
**	Furnished herewith.
#	Represents management compensation plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGENTA THERAPEUTICS, INC.

Date: May 16, 2022	By:	/s/ Stephen Mahoney
Stephen Mahoney
Chief Financial and Operating Officer (Principal Financial and Accounting Officer)