Form 10-Q
period 2022-06-30
Magenta Therapeutics, Inc.
filed 2022-08-04
CIK 1690585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

(857)242-0170
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2022, there were 58,890,486 shares of Common Stock, $0.001 par value per share, outstanding.

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

•
We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

•
We are early in our development efforts for our product candidates. If we are unable to advance our product candidates through development, obtain regulatory approval and commercialize them, or if we experience significant delays in doing so, our business will be materially harmed.

•
The successful development of biopharmaceuticals and cell-based therapies is highly uncertain. Our ongoing and planned clinical trials or those of our collaborators involving our product candidates may reveal significant adverse events not seen in our preclinical and clinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

•
Stem cell transplant is a high-risk procedure with curative potential that may result in complications or adverse events for patients in our clinical trials or for patients that use any of our product candidates, if approved.

•
If we are not able to identify a safe and effective dose for any of our product candidates, including our antibody drug conjugates, or ADCs, such as
MGTA-117
utilizing an amanitin toxin not previously tested in humans, we may need to delay, abandon or limit our development of any potential product candidates.

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

•
Because we are developing product candidates for the treatment of diseases in which there is little clinical experience using new technologies, there is increased risk that the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results, and these results may be difficult to analyze.

•
Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate we may develop, and any such approval may be for a narrower indication than we seek.

•
We rely on third parties to conduct our preclinical and clinical trials, process and product development and GMP manufacturing, and we will rely on them to perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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

•	If we lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop our product candidates will be impaired and our business may be harmed.

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
Magenta Therapeutics, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$54,832	$131,650
Marketable securities	84,593	45,276
Prepaid expenses and other current assets	2,617	3,767

Total current assets	142,042	180,693
Restricted cash	1,780	1,780
Operating lease, right-of-use asset	24,670	—
Property and equipment, net	6,629	7,461

Total assets	$175,121	$189,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,047	$3,040
Accrued expenses and other current liabilities	5,786	7,823
Operating lease liability, current portion	3,423	—

Total current liabilities	11,256	10,863
Operating lease liability, net of current portion	28,187	—
Deferred rent	—	6,399

Total liabilities	39,443	17,262

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 58,848,861 and 58,799,157 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	59	59
Additional paid-in capital	502,009	498,210
Accumulated other comprehensive loss	(602)	(30)
Accumulated deficit	(365,788)	(325,567)

Total stockholders’ equity	135,678	172,672

Total liabilities and stockholders’ equity	$175,121	$189,934

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Operating expenses:
Research and development	$11,603	$11,129	$28,150	$22,857
General and administrative	6,480	6,481	13,767	13,450

Total operating expenses	18,083	17,610	41,917	36,307

Loss from operations	(18,083)	(17,610)	(41,917)	(36,307)
Interest and other income, net	812	682	1,696	1,890

Net loss	$(17,271)	$(16,928)	$(40,221)	$(34,417)

Net loss per share, basic and diluted	$(0.29)	$(0.32)	$(0.68)	$(0.67)

Weighted average common shares outstanding, basic and diluted	58,815,543	53,705,289	58,807,395	51,150,391

Comprehensive loss:
Net loss	$(17,271)	$(16,928)	$(40,221)	$(34,417)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(133)	(7)	(572)	25

Total other comprehensive income (loss)	(133)	(7)	(572)	25

Total comprehensive loss	$(17,404)	$(16,935)	$(40,793)	$(34,392)

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	Three Months Ended June 30, 2022

Balances at March 31, 2022	58,799,157	$59	$500,115	$(469)	$(348,517)	$151,188
Issuance of common stock under Employee Stock Purchase Plan	49,704	—	49	—	—	49
Stock-based compensation expense	—	—	1,845	—	—	1,845
Unrealized losses on marketable securities	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	(17,271)	(17,271)

Balances at June 30, 2022	58,848,861	$59	$502,009	$(602)	$(365,788)	$135,678

	Three Months Ended June 30, 2021

Balances at March 31, 2021	48,603,205	$49	$400,921	$9	$(271,920)	$129,059
Issuance of common stock upon private investment, net of offering costs	9,599,998	10	86,087	—	—	86,097
Issuance of common stock upon exercise of stock options	291,543	—	2,451	—	—	2,451
Issuance of common stock under Employee Stock Purchase Plan	13,989	—	86	—	—	86
Stock-based compensation expense	—	—	2,134	—	—	2,134
Unrealized losses on marketable securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(16,928)	(16,928)

Balances at June 30, 2021	58,508,735	$59	$491,679	$2	$(288,848)	$202,892

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands, except share data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	Six Months Ended June 30, 2022

Balances at December 31, 2021	58,799,157	$59	$498,210	$(30)	$(325,567)	$172,672
Issuance of common stock under Employee Stock Purchase Plan	49,704	—	49	—	—	49
Stock-based compensation expense	—	—	3,750	—	—	3,750
Unrealized losses on marketable securities	—	—	—	(572)	—	(572)
Net loss	—	—	—	—	(40,221)	(40,221)

Balances at June 30, 2022	58,848,861	$59	$502,009	$(602)	$(365,788)	$135,678

	Six Months Ended June 30, 2021

Balances at December 31, 2020	48,533,135	$49	$398,311	$(23)	$(254,431)	$143,906
Issuance of common stock upon private investment, net of offering costs	9,599,998	10	86,087	—	—	86,097
Vesting of restricted stock	8,466	—	—	—	—	—
Issuance of common stock upon exercise of stock options	353,147	—	2,869	—	—	2,869
Issuance of common stock under Employee Stock Purchase Plan	13,989	—	86	—	—	86
Stock-based compensation expense	—	—	4,326	—	—	4,326
Unrealized gains on marketable securities	—	—	—	25	—	25
Net loss	—	—	—	—	(34,417)	(34,417)

Balances at June 30, 2021	58,508,735	$59	$491,679	$2	$(288,848)	$202,892

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(40,221)	$(34,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,750	4,326
Depreciation and amortization expense	988	953
Loss on disposal of property and equipment	—	90
Noncash lease expense	1,418	—
Net amortization of premiums on marketable securities	228	437
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,150	311
Accounts payable	(993)	(1,996)
Accrued expenses and other current liabilities	(1,482)	402
Operating lease liabilities	(1,432)	—
Deferred rent	—	120

Net cash used in operating activities	(36,594)	(29,774)

Cash flows from investing activities:
Purchases of property and equipment	(156)	(118)
Purchases of marketable securities	(40,117)	—
Maturities of marketable securities	—	37,500

Net cash provided by (used in) investing activities	(40,273)	37,382

Cash flows from financing activities:
Proceeds from private investment	—	86,400
Payments of offering costs	—	(81)
Proceeds from exercise of common stock options	—	2,869
Proceeds from issuance of common stock under Employee Stock Purchase Plan	49	86

Net cash provided by financing activities	49	89,274

Net increase (decrease) in cash, cash equivalents and restricted cash	(76,818)	96,882
Cash, cash equivalents and restricted cash at beginning of period	133,430	59,932

Cash, cash equivalents and restricted cash at end of period	$56,612	$156,814

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$1,025
Offering costs included in accounts payable and accrued expenses	$—	$222
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
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the continuing impact of the ongoing coronavirus
(“COVID-19”)
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
(the “Shelf”) on file with the SEC, which covers the offering, issuance and sale of up to an aggregate of $350.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in
“at-the-market”
offerings under the Shelf (the “ATM Program”). The Shelf was declared effective by the SEC on August 19, 2019. As of June 30, 2022, there was $281.0 million aggregate value of securities available under the Shelf, including up to $100.0 million available for sale under the ATM Program.
The Company has incurred recurring losses since inception, including net losses of $40.2 million for the six months ended June 30, 2022 and $71.1 million the year ended December 31, 2021. As of June 30, 2022, the Company had an accumulated deficit of $365.8 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.
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

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Unaudited Interim Financial Information
The consolidated balance sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form
10-K,
on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2022 and consolidated results of operations for the three and six months ended June 30, 2022 and 2021 and consolidated cash flows for the six months ended June 30, 2022 and 2021 have been made. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or any other interim period.
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

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Leases
Prior to January 1, 2022, the Company accounted for leases under ASC 840, Leases (“ASC 840”). Effective January 1, 2022, the Company accounts for leases under ASC 842, Leases (“ASC 842”). Therefore, as of December 31, 2021 and for the three and six months ended June 30 2021, the Company’s consolidated financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods. As of and for the three and six months ended June 30, 2022, the Company’s consolidated financial statements are presented in accordance with ASC 842.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2022 and 2021, the Company’s only element of other comprehensive income (loss) was unrealized gains (losses) on marketable securities.
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
The Company reported a net loss for the three and six months ended June 30, 2022 and 2021. The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of June 30,
	2022	2021
Stock options to purchase common stock	8,334,632	6,115,903
Unvested restricted common stock units	454,122	510,000
Shares of common stock issuable under Employee Stock Purchase Plan	81,868	11,238

	8,870,622	6,637,141

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

3.	Fair Value of Financial Assets
As of June 30, 2022, marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$85,195	$—	$(602)	$84,593

Total	$85,195	$—	$(602)	$84,593

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2022 Using:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$54,825	$—	$—	$54,825
Marketable securities:
U.S. treasury notes	—	84,593	—	84,593

Total	$54,825	$84,593	$—	$139,418

	Fair Value Measurements at December 31, 2021 Using:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$131,542	$—	$—	$131,542
Marketable securities:
U.S. treasury notes	—	45,276	—	45,276

Total	$131,542	$45,276	$—	$176,818

4.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued external research and development expenses	$2,806	$2,813
Accrued payroll and related expenses	2,209	3,346
Deferred rent, current portion	—	555
Accrued other	771	1,109

	$5,786	$7,823

5.	Stock-Based Awards
2018 Stock Option and Incentive Plan
The Company grants stock-based awards under the Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). The Company also has outstanding stock options under the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan, as amended (the “2016 Plan”), but is no longer granting awards under the 2016 Plan. As of June 30, 2022, 3,293,076 shares of common stock were available for issuance under the 2018 Plan.

Magenta Therapeutics,
Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Grant of Stock Options
During the six months ended June 30, 2022, the Company granted options to certain employees and consultants with service-based vesting conditions for the purchase of 3,086,485 shares of common stock with a weighted average grant date fair value of $1.66 per share. Stock-based compensation expense is being recognized over the requisite service period of 18 months to four years.
Grant of Restricted Stock Units
During the six months ended June 30, 2022, the Company granted 102,276 restricted stock units to certain employees with a weighted average grant date fair value of $2.23 per share. Stock-based compensation expense is being recognized over the requisite service period of 18 months to four years.
2019 Employee Stock Purchase Plan
Employees may elect to participate in The Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. The six-month
offering periods begin in December and June of each year. During the six months ended June 30, 2022, 49,704 shares of common stock were purchased under the ESPP at a purchase price per share of $0.99. During the six months ended June 30, 2021, 13,989 shares of common stock were purchased under the ESPP at a purchase price per share of $6.15. As of June 30, 2022, 663,548 shares remained available for issuance under the ESPP.
Stock-Based Compensation
Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$462	$996	$989	$1,941
General and administrative expenses	1,383	1,138	2,761	2,385

	$1,845	$2,134	$3,750	$4,326

As of June 30, 2022, unrecognized compensation expense related to unvested share-based awards with service-based vesting conditions was $17.5 million, which is expected to be recognized over a weighted average period of 2.6 years. Additionally, the Company had unrecognized compensation cost of $1.9 million related to the unvested performance restricted stock units for which the performance conditions were not considered probable of achievement as of June 30, 2022.

6.	Leases
The Company has a sublease, as amended, for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company classified this sublease as an operating lease under ASC 842. The Company is obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the leased premises. To the extent these costs are variable, they were not included in the measurement of the right-of-use
asset and lease liability. In connection with the sublease, as amended, the sublandlord funded $5.2 million in tenant improvements to the leased facility during 2019. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the consolidated balance sheets at June 30, 2022 and December 31, 2021.
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
right-of-use
asset.

Magenta Therapeutics, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The components of the Company’s lease expense under ASC 842 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Operating lease cost	$1,601	$3,203
Short-term lease cost	—	—
Variable lease cost	4	510

	$1,605	$3,713

Supplemental disclosure of cash flow information related to the lease was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,622	$3,217
Operating lease liabilities arising from obtaining right-of-use asset	$—	$—
The weighted average remaining lease term and discount rate were as follows:

June 30, 2022
Weighted-average remaining lease term - operating lease (in years)	5.67
Weighted-average discount rate - operating lease	11.00%
Because the interest rate implicit in the lease was not readily determinable, the Company’s estimated incremental borrowing rate was used to calculate the present value of the lease.
As of June 30, 2022, the future minimum lease payments due under the noncancelable operating lease was as follows (in thousands):

2022 (six months)	$3,350
2023	6,936
2024	7,313
2025	7,679
2026	8,062
Thereafter	9,904

Total future minimum lease payments	43,244
Less: imputed interest	(11,634)

Total operating lease liabilities	$31,610

The following table represents the lease liabilities on the consolidated balance sheet (in thousands):

June 30, 2022
Current operating lease liability	$3,423
Operating lease liability, net of current portion	28,187

Total operating lease liabilities	$31,610

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

$45,109

In 2018, the Company entered into two
sub-subleases
of approximately 27,000 square feet of office space in Cambridge, Massachusetts. One of the sub-subleases,
as amended, expired in December 2021. The remaining
sub-sublease,
as amended, was set to expire in April 2022 but was further amended in January 2022 to increase the square footage from 13,643 square feet to 26,114 square feet and to extend the expiration to April 2023. As of June 30, 2022, the remaining base rent payments due to the Company under the amended sub-sublease
was $2.1 million. The Company recorded other income of $0.6 million and $0.7 million during the three months ended June 30, 2022 and 2021, respectively, related to these sub-subleases.
The Company recorded other income of $1.4 million and $1.9 million during the six months ended June 30, 2022 and 2021, respectively, related to these sub-subleases.

7.	Commitments and Contingencies
Leases
The Company’s commitments under its leases are described in Note 6.
Collaboration Agreement
In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company may pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. During the three months ended June 30, 2022, the Company did not incur any research and development expenses related to this agreement. During the three months ended June 30, 2021, the Company recorded less than $0.1 million of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support. During each of the six months ended June 30, 2022 and 2021, the Company recorded $0.4 million of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support. During the six months ended June 30, 2022, the Company recorded $2.0 million of research and development expense related to the achievement of a development milestone. During the three and six months ended June 30, 2021, the Company did not incur any expense related to the achievement of these milestones
.
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
and
country-by-country
basis on net sales of products licensed under the agreement. During the three months ended June 30, 2022 and 2021, the Company did not incur any expense related to the achievement of these milestones. During the six months ended June 30, 2022, the Company did not incur any expense related to the achievement of these milestones. During the six months ended June 30, 2021, the Company recorded $0.1 million of expense related to the achievement of one of these milestones
.

The Company has agreements with third parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies, it may be subject to additional fees and milestone payments. During the three and six months ended June 30, 2022, the Company recorded research and development expense of $0.1 million related to the license of certain developed technologies under these agreements. During the three and six months ended June 30, 2021, the Company did not incur any expense related to these licenses.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2022.
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
The Company has a 401(k) available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the board of directors of the Company. Effective August 2021, the Company began making matching contributions of up to 2% of eligible wages. During the three and six months ended June 30, 2022, the Company recorded $0.1 million of expense related to this matching contribution.

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
For the three months ended June 30, 2022 and 2021, the Company recorded expense of less than $0.1 million and $0.2 million, respectively, related to these agreements. For the six months ended June 30, 2022 and 2021, the Company recorded expense of $0.1 million and $0.3 million, respectively, related to these agreements. As of June 30, 2022 and December 31, 2021, amounts on the consolidated balance sheets related to these agreements were less than $0.1 million and $0.2 million, respectively, which amounts were included in accounts payable and accrued expenses and other current liabilities and less than $0.1 million which amounts were included in prepaid expenses and other current assets.

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

•
our ability to manufacture
MGTA-117,
MGTA-145
or any other product candidate in conformity with the FDA’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;

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
Overview
Magenta Therapeutics, Inc. is a clinical-stage biotechnology company developing novel medicines designed to bring the curative power of stem cell transplant to more patients with blood cancers, genetic diseases and autoimmune diseases.
Magenta’s drug development pipeline includes multiple clinical and preclinical product candidates designed to improve stem cell transplant. We are developing product candidates that are designed to deplete targeted cells in the bone marrow to make space for the bone marrow to receive newly transplanted stem cells, a process known as conditioning. Our targeted conditioning programs are intended to enhance the efficacy of and/or reduce the dosing levels, intensity or, in some cases, even the need for chemotoxic agents. Our first targeted conditioning program,
MGTA-117,
has entered clinical development in a Phase 1/2 trial, and our second program, a CD45-antibody drug conjugate, or
CD45-ADC,
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

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical studies and clinical trials, including
MGTA-117
and
MGTA-145.
We do not have any products approved for sale and have not generated any revenue from product sales.
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Net losses were $40.2 million for the six months ended June 30, 2022 and $71.1 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $365.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:

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
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $139.4 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
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

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$11,603	$11,129	$474
General and administrative	6,480	6,481	(1)

Total operating expenses	18,083	17,610	473

Loss from operations	(18,083)	(17,610)	(473)
Interest and other income, net	812	682	130

Net loss	$(17,271)	$(16,928)	$(343)

Research and Development Expenses

	Three Months Ended June 30,
	2022	2021	Change

	(in thousands)
Direct research and development expenses by program:
Conditioning	$3,942	$2,163	$1,779
Mobilization	901	1,282	(381)
Cell therapy	—	235	(235)
Unallocated expenses:
Personnel-related (including stock-based compensation)	4,532	4,767	(235)
Consultant (including stock-based compensation)	128	220	(92)
Facility related and other	2,100	2,462	(362)

Total research and development expenses	$11,603	$11,129	$474

Expenses related to our conditioning program increased primarily due to an increase of $1.7 million in costs related to
CD45-ADC.
The increase in costs related to
CD45-ADC
was primarily due to higher preclinical and manufacturing costs to support our investigational new drug, or IND, enabling studies. The decrease in expenses in our mobilization program was primarily due to a decrease in clinical trial costs related to our Phase 2 investigator-initiated clinical trial in multiple myeloma patients which was completed in the fourth quarter of 2021. Expenses related to our cell therapy program decreased as result of the discontinuance of our
MGTA-456
program.
The decrease in personnel-related costs was due primarily to a decrease in stock-based compensation, partially offset by an increase in severance resulting from headcount reductions in April 2022 in our research and development function. Personnel-related costs for the three months ended June 30, 2022 and 2021 included stock-based compensation expense of $0.5 million and $1.0 million, respectively. The decrease in facility related and other was primarily due to lower operating costs related to our Cambridge, Massachusetts facility.
General and Administrative Expenses

	Three Months Ended June 30,
	2022	2021	Change

	(in thousands)
Personnel-related (including stock-based compensation)	$3,600	$3,025	$575
Professional and consultant	1,122	1,706	(584)
Facility related and other	1,758	1,750	8

Total general and administrative expenses	$6,480	$6,481	$(1)

The increase in personnel-related costs was due primarily to an increase in stock-based compensation. Personnel-related costs for the three months ended June 30, 2022 and 2021 included stock-based compensation expense of $1.4 million and $1.1 million, respectively. The decrease in professional and consultant costs was primarily due to lower legal and patent costs.

Interest and Other Income, Net
Interest income and other income, net for the three months ended June 30, 2022 consisted primarily of sublease income of $0.6 million and interest income of $0.2 million. Interest income and other income, net for the three months ended June 30, 2021 consisted primarily of sublease income of $0.7 million and interest income of less than $0.1 million.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$28,150	$22,857	$5,293
General and administrative	13,767	13,450	317

Total operating expenses	41,917	36,307	5,610

Loss from operations	(41,917)	(36,307)	(5,610)
Interest and other income, net	1,696	1,890	(194)

Net loss	$(40,221)	$(34,417)	$(5,804)

Research and Development Expenses

	Six Months Ended June 30,
	2022	2021	Change

	(in thousands)
Direct research and development expenses by program:
Conditioning	$10,378	$4,518	$5,860
Mobilization	2,033	2,292	(259)
Cell therapy	31	634	(603)
Unallocated expenses:
Personnel-related (including stock-based compensation)	10,420	9,307	1,113
Consultant (including stock-based compensation)	405	457	(52)
Facility related and other	4,883	5,649	(766)

Total research and development expenses	$28,150	$22,857	$5,293

Expenses related to our conditioning program increased primarily due to an increase of $3.2 million in costs related to
CD45-ADC
and an increase of $2.8 million in costs related to
MGTA-117.
The increase in costs related to
CD45-ADC
was primarily due to higher preclinical and manufacturing costs to support our investigational new drug, or IND, enabling studies. The increase in costs related to
MGTA-117
was primarily due to costs incurred upon the achievement of a development milestone under our collaboration agreement and increased costs to support our Phase 1/2 clinical trial which was initiated in December 2021. Expenses related to our cell therapy program decreased as result of the discontinuance of our
MGTA-456
program.
The increase in personnel-related costs was due primarily to an increase in headcount in our research and development function in the first quarter of 2022 and severance resulting from our headcount reductions in April 2022, partially offset by a decrease in stock-based compensation. Personnel-related costs for the six months ended June 30, 2022 and 2021 included stock-based compensation expense of $1.0 million and $1.9 million, respectively. The decrease in facility related and other was primarily due to lower operating costs related to our Cambridge, Massachusetts facility.

General and Administrative Expenses

	Six Months Ended June 30,
	2022	2021	Change

	(in thousands)
Personnel-related (including stock-based compensation)	$7,052	$6,295	$757
Professional and consultant	2,734	3,468	(734)
Facility related and other	3,981	3,687	294

Total general and administrative expenses	$13,767	$13,450	$317

The increase in personnel-related costs was due primarily to an increase in headcount in our general and administrative function and an increase in stock-based compensation. Personnel-related costs for the six months ended June 30, 2022 and 2021 included stock-based compensation expense of $2.8 million and $2.4 million, respectively. The decrease in professional and consultant costs was primarily due to lower legal, patent and investor relations costs, partially offset by higher recruitment costs.
Interest and Other Income, Net
Interest income and other income, net for the six months ended June 30, 2022 consisted primarily of sublease income of $1.4 million and interest income of $0.3 million. Interest income and other income, net for the six months ended June 30, 2021 consisted primarily of sublease income of $1.9 million and interest income of less than $0.1 million. The decrease in sublease income of $0.4 million was due to the expiration of one of our two subleases in December 2021.
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
or Shelf, with the SEC which covers the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of our common stock from time to time in
“at-the-market”
offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on August 19, 2019. As of June 30, 2022, there was $281.0 million aggregate value of securities available under the Shelf, including up to $100.0 million available for sale under the ATM Program.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(36,594)	$(29,774)
Net cash provided by (used in) investing activities	(40,273)	37,382
Net cash provided by financing activities	49	89,274

Net increase (decrease) in cash, cash equivalents and restricted cash	$(76,818)	$96,882

Operating Activities
During the six months ended June 30, 2022, operating activities used $36.6 million of cash, primarily resulting from our net loss of $40.2 million and net cash used by changes in our operating assets and liabilities of $2.8 million, partially offset by non-cash
charges of $6.4 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2022 consisted primarily of a decrease of $2.5 million in accounts payable and accrued expenses and other current liabilities and a decrease of $1.4 million in operating lease liabilities, partially offset by a decrease of $1.2 million in prepaid expenses and other current assets.
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
Investing Activities
During the six months ended June 30, 2022, net cash used by investing activities was primarily attributable to purchases of marketable securities of $40.1 million.
During the six months ended June 30, 2021, net cash provided by investing activities was primarily attributable to maturities of marketable securities of $37.5 million.
Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was less than $0.1 million consisting of proceeds from the issuance of common stock under our Employee Stock Purchase Plan.
During the six months ended June 30, 2021, net cash provided by financing activities was $89.3 million consisting of proceeds from the private placement, net of offering costs of $86.3 million and proceeds from the exercise of stock options of $2.9 million.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $139.4 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.
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
Contractual Obligations and Commitments
During the six months ended June 30, 2022, there were no material changes to our contractual obligations and commitments described in our Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our President and Chief Executive Officer) and Principal Financial Officer (our Chief Financial and Operating Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
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
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of stem cell transplant to more patients and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the six months ended June 30, 2022, we reported a net loss of $40.2 million. For the years ended December 31, 2021 and 2020, we reported net losses of $71.1 million and $74.9 million, respectively. As of June 30, 2022, we had an accumulated deficit of $365.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates.
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash (including the net proceeds from our initial public offering, or IPO, and our subsequent public and private equity offerings) to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the U.S., the European Union and certain other markets. As of June 30, 2022, we had approximately $139.4 million in cash, cash equivalents and marketable securities. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future expenses and future funding requirements, both near and long-term, will depend on many factors, including but not limited to:

•	the initiation, progress, timing, costs and results of research, preclinical studies and clinical trials for our product candidates;

•	the costs to develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for our product candidates;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop or may in-license;

•	the cost of milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending material intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of completion of commercial-scale outsourced manufacturing activities;

•	the cost of seeking to attract, hire and retain skilled personnel;

•
the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and

•	the cost of, and ability to maintain on reasonable commercial and economic terms, sufficient office and laboratory space to support our operations.
We cannot be certain that additional funding will be available on acceptable terms, or at all, and such funding may become even more difficult to obtain due to rising interest rates and the current downturn in the U.S. capital markets and the biotechnology sector in general. We may be unable to raise capital through public offerings of our common stock and may need to turn to alternative financing arrangements. Such arrangements, if we pursue them, could involve issuances of one or more types of securities, including common stock, preferred stock, convertible debt, warrants to acquire common stock or other securities. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of stockholders until the principal, accrued and unpaid interest and any premium or make-whole has been paid. Interest on any newly-issued debt securities and/or newly-incurred borrowings would increase our operating costs and reduce our net income, and these impacts may be material. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be materially and adversely affected. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives, and we may also be forced to reduce or terminate our operations.
We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable, or on terms that are less favorable than might otherwise be available. We may also be required to relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves. As a result, we may fail to realize the full potential of our product candidates.
Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.
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

In addition, as our business grows, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to transition at some point from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition. For example, management may fail to undertake sufficient risk mitigation strategies for elements of our business subject to heightened risk, and as a result our business may be harmed.
We have never generated revenue from product sales and may never be profitable.
Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, product candidates we may identify for development. We may not generate revenues from product sales for the next several years, if ever. Our ability to generate future revenues from product sales depends heavily on our and or our collaborators’ ability to successfully:

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
Risks Related to Product Development and Regulatory Approval
We are early in our development efforts for our product candidates. If we are unable to advance our product candidates through development, obtain regulatory approval and commercialize them, or if we experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts for our product candidates, including
MGTA-117
and
MGTA-145.
Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;

•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;

•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effective competition against other therapies, including certain chemotherapies;

•	establishment and maintenance of healthcare coverage and adequate reimbursement;

•	enforcement and defense of intellectual property rights and claims; and

•	maintenance of a continued acceptable safety profile of our product candidates following approval.
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

•
failure to receive the necessary regulatory approvals or a delay in receiving such approvals, which delays may be caused by, among other things, slow enrollment in clinical trials, delays due to investigations concerning safety, length of time to achieve study endpoints, additional requirements for data by regulatory agencies, additional time requirements for data analysis, or biologics license application, or BLA, new drug application, or NDA, preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data, or unexpected safety or manufacturing issues;

•	manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make the therapy uneconomical; and

•	the proprietary rights of others and their competing products and technologies that may prevent the therapy from being commercialized.

Success in preclinical studies and early clinical trials does not ensure that large-scale clinical trials will be successful. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one therapy to the next, and may be difficult to predict.
Even if we are successful in getting market approval, third-party payers could require us to conduct additional studies, including post-marketing studies related to the cost effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources.
In addition, if one of our product candidates is approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and we will need to continue to comply (or ensure that our third party providers) comply with the FDA’s current Good Manufacturing Practices, or cGMP, and cGCP requirements for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates’ post-market approval could have a material adverse effect on our business, financial condition and results of operations.
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
It is impossible to predict when or if any product candidates we may develop will prove safe in humans. If any product candidates we develop are associated with serious adverse events, undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. It is possible that product candidates that initially showed promise in early-stage testing will later have been found to cause side effects that prevent further clinical development of the product candidates.
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
Stem cell transplant can cure patients across multiple diseases, but its use carries with it risks of toxicity, serious adverse events and death. Because many of our therapies are used to prepare or treat patients undergoing stem cell transplant, patients in our clinical trials or patients that use any of our product candidates may be subject to many of the risks that are currently inherent to this procedure. In particular, stem cell transplant involves certain known potential post-procedure complications that may manifest several weeks or months after a transplant and which may be more common in certain patient populations. If serious adverse events, undesirable side effects, evidence of lower than expected efficacy, or unexpected characteristics are identified during the development of any of our product candidates, we may need to limit, delay or abandon our further clinical development of those product candidates, even if such events, effects or characteristics were the result of stem cell transplant or related procedures generally, and were not directly or specifically caused or exacerbated by our product candidates. In the event we need to limit, delay or abandon the clinical development of any of our product candidates, our business will likely be materially adversely affected.
In addition, patients who are in our clinical studies or undergoing stem cell transplant typically have underlying disorders or compromised immune systems that make them vulnerable or fragile for undergoing additional clinical studies. For example, we began patient enrollment for our Phase 1/2 clinical trial of
MGTA-117
in patients with acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS; however, the patients who we expect to enroll in the initial phase of that trial are subject to underlying disorders that may cause negative outcomes for those patients that could slow down the trial, prevent the trial from moving to the next phase or even suspend the trial. As a result, the FDA could put the trial on clinical hold until we can satisfy any potential FDA concerns. In the event that the FDA places a clinical hold on any of our trials, if any FDA clinical hold is not lifted or if the process takes an extended period of time, our business and prospects may suffer material adverse consequences.
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
If we are not able to identify a safe and effective dose for any of our product candidates, including our antibody drug conjugates, or ADCs, such as
MGTA-117
utilizing an amanitin toxin not previously tested in humans, we may need to delay, abandon or limit our development of any potential product candidates.
We may not be able to identify a safe and effective dose for some of our current or future product candidates, and as a result we may need to delay, abandon or limit our development of our product candidates. Some of our product candidates utilize ADCs, which utilize toxins to kill cells. ADCs, including those that have received marketing approval, have dose-dependent safety findings that can include liver toxicity, depending on the target of the ADC and the drug used in the conjugate. In addition, ADCs may have other adverse side effects including fatalities. Although our
CD117-ADC,
which was designed to deplete hematopoietic stem cells, or HSCs, was generally well tolerated at efficacious doses in non-human
primate studies, we may not be able to ultimately show that
MGTA-117
can deplete HSCs at a safe and effective dose in humans, and we may need to delay, abandon or limit these development efforts. The dose required for efficacy may differ for different populations, for example between adult and pediatric populations, between populations with diseases that involve bone marrow to different extents, or between uses of
MGTA-117
as a monotherapy or as combination with other therapeutic agents. Additional trials to determine the safe and effective dose for different settings of use of
MGTA-117
may be required. Further,
MGTA-117
utilizes an amanitin toxin that has not been previously tested as an ADC toxin in humans. Other companies, for example Heidelberg Pharma (whether alone or with third parties), are developing ADCs with amanitin toxins and are expected to enter clinical trials. If such other trials encounter safety or efficacy issues, especially if related to the amanitin toxin, then our
MGTA-117
program may be adversely affected and our business may be materially harmed.
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
Successful completion of clinical trials is a prerequisite to submitting a BLA or NDA to the FDA, a Marketing Authorization Application to the EMA and similar approval filings to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we could conduct that may delay or prevent our ability to develop, receive marketing approval for or commercialize our product candidates, including:

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

•
we may generate insufficient or unfavorable data that may delay or prevent us from expanding our Phase 1/2 clinical trial of
MGTA-117
in patients with AML and MDS to include stem cell transplant eligible patients, or the FDA may otherwise delay or prevent us from expanding the trial into this patient population;

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
MGTA-117
targeted conditioning program, the
CD45-ADC
IND-enabling
activities and the
MGTA-145
stem cell mobilization efforts in sickle

cell disease, we
de-prioritized
other portfolio investments, made certain reductions in our planned spending related to research platform-related investments in new disease targets and paused certain
MGTA-145
investments, including the program’s planned
MGTA-145
dosing and administration optimization clinical trial in healthy subjects. There is an additive degree of risk to any development program that is paused or de-prioritized
because the time to restart the program and the associated expense may be longer and more costly than previously anticipated. It may also not be possible to restart the de-prioritized
program altogether.
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
Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates. Delays in patient enrollment may also result in delays in obtaining data for our clinical trials, including our Phase 1/2 clinical trial of
MGTA-117
in patients with AML and MDS and our Phase 2 clinical trial of
MGTA-145
in patients with sickle cell disease, which may adversely affect our ability to raise capital.
Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials, and such results do not guarantee approval of a product candidate by regulatory authorities.
The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for their product candidates.
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
Interim, preliminary and “topline” data from our clinical trials that we announce or publish from time to time may change as more patient data become available following the interim data; preliminary data are subject to audit and verification procedures, and deeper analysis of the data beyond the topline data may provide more color and context to the data, all of which could result in material or other changes in the final data.
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
We may also announce or publish topline data from our preclinical studies and clinical trials, which are a subset of the total data and are intended to provide the important results from the study or trial. Deeper analysis of the data beyond the topline data may provide more color and context to the results. If the additional color or context shows, in retrospect, that the topline data was incomplete or adverse, it could significantly harm the development of our product candidate and our business prospects with respect thereto.
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
We are developing our product candidates so that they can each be used individually or in combination with each other. In particular, we are focused on a product development strategy that includes leveraging the synergies among a comprehensive portfolio of our product candidates. Our success may depend, in part, on our ability to develop a complementary product portfolio with product candidates that, together or individually, will address the major opportunities inherent in the existing stem cell transplant process. Given our limited experience in developing product candidates, we may not be successful in developing some of our product candidates. The failure of one of our product candidates to obtain regulatory approval or market acceptance may affect our ability to expand our market opportunities for our other product candidates or programs. Although we may develop product candidates that ultimately obtain marketing approval, if we are unable to successfully develop our current programs into a comprehensive portfolio of product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our current and future product candidates.
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
As a company, we have never obtained regulatory approval for, or commercialized, a drug or biologic. It is possible that the FDA may refuse to accept any or all future NDAs or BLAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any current or future product candidates. If the FDA does not approve any future NDAs or BLAs, it may require that we conduct additional costly clinical, preclinical or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other
FDA-required
studies, approval of any NDA or BLA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing
MGTA-117,
MGTA-145
or any other product candidate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA, BLA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.
Because we are developing product candidates for the treatment of diseases in which there is little clinical experience using new technologies, there is increased risk that the FDA, the EMA, or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results, and these results may be difficult to analyze.
During the regulatory review process, we will need to identify clinical trial designs, success criteria, and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are initially seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial design or endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. The FDA, the EMA, or other regulatory authorities may lack the specific subject matter knowledge or guiding historical precedent to properly analyze the clinical data and results from our clinical trials, which may adversely affect our ability to obtain regulatory approval for our product candidates.
Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified
endpoints to a degree of statistical significance. This may be a particularly significant risk for many of the genetically defined diseases for which we plan to develop product candidates because many of these diseases have small patient populations and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Further, even if we do achieve the pre-specified
criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary
endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.
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
Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS. These regulatory authorities may require precautions or contra-indications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we may develop. Any of the foregoing scenarios could materially harm the commercial prospects for any product candidates we may develop and materially adversely affect our business, financial condition, results of operations and prospects.
Even if we obtain regulatory approval of any of our product candidates, the approved products may be subject to post-approval studies and will remain subject to ongoing regulatory requirements. If we fail to comply, or if concerns are identified in subsequent studies, our approval could be withdrawn, and our product sales could be suspended.
If we are successful in obtaining regulatory approval for
MGTA-117,
MGTA-145
or any of our other product candidates, regulatory agencies in the U.S. and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical trials that are expensive and time-consuming to conduct. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-

approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling, additional post market studies or clinical trials, imposition of distribution and use restrictions under a REMS, or withdrawal of the product from the market, which would cause our revenue to decline.
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
The FDA granted Orphan Drug designation to
MGTA-145
for the mobilization of HSCs to the peripheral blood for collection and subsequent transplant in May 2020. We plan to seek Orphan Drug designation for our other product candidates if the clinical data support such a designation. The U.S. and Europe may designate drugs for relatively small patient populations as orphan drugs. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an Orphan Drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of seven years in the U.S. This exclusivity, however, could block the approval of our proposed product candidates if a competitor obtains marketing approval before us. However, even if we obtain orphan drug exclusivity for any of our proposed product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product candidates, any orphan drug exclusivity we have will not block the approval of such competitive product.
On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The law reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
A Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development, regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.
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
Separately, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval
inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause
inspections) and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. In the course of the
COVID-19
pandemic, a number of companies have announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing
COVID-19
pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies, such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.
Risks Related to Reliance on Third Parties and Manufacturing
We rely on third parties to conduct our preclinical and clinical trials, process and product development and GMP manufacturing, and we will rely on them to perform other tasks for us as well. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
Although we have recruited a team that has experience with clinical trials, as a company we have relied upon, and plan to continue to rely upon, medical institutions, clinical investigators, contract laboratories, our CROs and other third parties to conduct preclinical studies and future clinical trials for our product candidates. We expect to rely heavily on these parties for execution of preclinical and future clinical trials for our product candidates, and we control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our preclinical and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.
We and our CROs will be required to comply with regulations, including cGCPs for conducting, monitoring, recording and reporting the results of preclinical and clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with the requirements in the FDA’s cGMPs requirements. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.
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
Furthermore, we may be reliant on cooperation of third parties for access to unique methods or unique therapeutic agents for specific trials. For example, determination of specific endpoints may require specific methods, or development of drugs in combination may require access to specific drugs. Lack of access or loss of access to such methods or therapeutics agents may hinder development of our current or future product candidates, and our business and prospects could be materially harmed.
We currently rely, and expect to continue to rely, on third parties to develop and manufacture our clinical product supplies, and we intend to rely on third parties to produce and process our product candidates, if approved. This reliance increases the risk that we may not have sufficient quantities of our product candidates within our desired timeframes or may not be able to produce such quantities at an acceptable cost or quality level, which could delay, prevent or impair our progress in conducting clinical trials and/or our commercialization efforts.
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
In order to conduct clinical trials of
MGTA-117,
MGTA-145
and our other current and future product candidates, we will need to work with third-party manufacturers to manufacture them in sufficient quantities. We have not yet had our product candidates manufactured or processed to support later stage clinical trials or commercialization, and we may not be able to do so. Our manufacturing partners or our third-party collaborators may be unable to successfully create and support the manufacturing capacity of
MGTA-117,
MGTA-145
and our other current or future product candidates at the correct scale and within a manufacturing suite intended for pivotal material production, or in a timely or cost-effective manner, or at all. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in therapies that are safe and effective. The process of making these changes could delay, prevent or impair the clinical development or commercialization of our product candidates. In addition, quality issues may arise during scale-up
activities. If our manufacturing partners or collaborators are unable to successfully scale up the manufacture of our current or future product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.
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
Accordingly, assuming we, or any collaborators we may have, receive marketing approval for one or more product candidates we develop, we, and such collaborators, and our and their contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. If we and such collaborators are not able to comply with post-approval regulatory requirements, we and such collaborators could have the marketing approvals for our products withdrawn by regulatory authorities and our, or such collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition and prospects.
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
In addition, we analyze these factors with respect to our product candidates before they are approved by conducting market research. Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched. Further, we may determine not to commercialize a product candidate based on that analysis, or based on unfavorable pricing and reimbursement terms. Any current or potential product candidate of ours that does not have a competitive product profile compared to other therapeutic options, including those that obtain regulatory approval but fail to achieve market acceptance or commercial success, would adversely affect our business prospects.
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
The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. For additional information regarding laws and regulations related to reimbursement, see “Item 1. Business – Reimbursement” in our Annual Report on Form
10-K.
Because our product candidates represent new approaches to blood and immune reset, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. In addition, we plan to develop certain of our product candidates to be used in conjunction with gene therapy treatments that have encountered challenges in obtaining coverage and reimbursement, and such challenges may also affect the coverage and reimbursement we may obtain for our product candidates, or may indirectly impact the commercial potential for our product candidates if the gene therapy treatment which with our product candidate would be used is not adequately covered or reimbursed.
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
In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials in the European Union or the U.K., we may be subject to additional privacy restrictions. The collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the European Economic Area is governed, as of May 2018, by the General Data Protection Regulation, or GDPR. Achieving and maintaining compliance with the GDPR and the U.K. GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future European or U.K. activities. For additional information regarding GDPR, see “Item 1. Business – Governmental Regulation” in our Annual Report on Form
10-K.
In the U.S., the data protection landscape is rapidly growing and evolving, and achieving and maintaining compliance with current and future U.S. state and federal privacy laws will be similarly onerous and may adversely affect our business. For example, if we fail to comply with the California Consumer Protection Act, or CCPA, we could be subject to civil penalties. Further, if we experience a data breach that results in the loss of personal information of California residents, we may be subject to a private right of action under the CCPA. While there are currently exemptions under the CCPA for protected health information that is subject to Health Insurance Portability and Accountability Act, or HIPAA, and for patient information subject to clinical trial regulations, the CCPA may still negatively impact our business activities. There continues to be uncertainty surrounding the enforcement and implementation of the CCPA, which exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
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
In addition to larger pharmaceutical or biopharmaceutical companies that may develop different competing technologies or technologies, we will be competing with a number of smaller biotechnology companies. We are aware that collaborations between smaller companies and larger established companies may compete with our programs. Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be directly competitive with our programs and product candidates. For additional information regarding our competition, see “Item 1. Business – Competition” in our Annual Report on Form
10-K.
In addition, certain gene therapy companies are also developing their own conditioning programs to be used in connection with their therapies.
Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates. Such competitors may also develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.
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
In November 2016, we entered into a license agreement with Harvard University, or Harvard, pursuant to which we were granted a worldwide license to research, develop and commercialize one or more therapeutic products under certain conditioning- and mobilization-related patents and patent applications owned or controlled by Harvard. We are dependent on the patents, know-how
and proprietary technology licensed from Harvard. In addition, in March 2018, we entered into an exclusive research, development option and license agreement with Heidelberg Pharma Research GmbH, or Heidelberg Pharma, pursuant to which we intend to combine our proprietary antibodies and Heidelberg Pharma’s amanitin conjugates platform, including our
MGTA-117
product candidate. If we commercialize any products utilizing Heidelberg Pharma’s amanitin conjugates platform, we will be dependent on the intellectual property rights we license from Heidelberg Pharma. On August 1, 2022 we entered into an amendment to the exclusive research, development option and license agreement with Heidelberg Pharma mutually clarifying certain performance obligations. Any material disputes with these licensors or termination of these licenses, or a finding that such intellectual property lacks legal effect, could result in the loss of significant intellectual property rights and could harm our ability to commercialize our current or future product candidates.
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
The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, increase what we believe to be our financial or other obligations under the relevant agreement, or decrease the financial or other benefits we might otherwise receive under the relevant agreement. On August 1, 2022 we entered into an amendment to the exclusive research, development option and license agreement with Heidelberg Pharma mutually clarifying certain performance obligations. If material disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, or are insufficient to provide us the necessary rights to use the intellectual property, we may be unable to successfully develop and commercialize the affected product candidates. If we or any such licensors fail to adequately protect this intellectual property, our ability to commercialize our products could suffer. Any material disputes with our licensors or any termination of the licenses on which we depend could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Depending upon the timing, duration and conditions of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, and our competitive position, business, financial condition, results of operations and prospects could be materially harmed.
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
We currently depend, and may in the future continue to depend, on third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, we are working collaboratively with bluebird bio, Inc. for our Phase 2 trial of
MGTA-145
plus plerixafor for mobilization and collection of stem cells in patients with sickle cell disease, AVROBIO, Inc., or AVROBIO, to evaluate the potential utility of
MGTA-117
for conditioning patients before they receive one of AVROBIO’s investigational lentiviral gene therapies, and Beam Therapeutics, or Beam, to evaluate the potential utility of
MGTA-117
for conditioning of patients with sickle cell disease and beta-thalassemia receiving Beam’s base editing therapies. In our current collaboration arrangements, and those we may enter into in the future, we have or will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to develop
MGTA-117
as a conditioning agent for patients before receiving gene therapy, or
MGTA-145
plus plerixafor for mobilization and collection of stem cells in patients with sickle cell disease, and generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements, as well as the success of the collaborators’ underlying therapies. We cannot predict the success of any collaboration that we enter into.
Collaborations involving our research programs or any product candidates we may develop pose certain risks to us, including the following:

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
including but not limited to the following:

•	The COVID-19 pandemic has had, and will likely continue to have, an adverse impact on various aspects of our ongoing and planned clinical trials, and preclinical studies.

•
Other potential impacts of the
COVID-19
pandemic on our various clinical trials include impacts on patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites; federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions; the prioritization of healthcare resources toward pandemic efforts, including diminished attention from physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials; and interruption or delays in the operations of the FDA, among other reasons related to the
COVID-19
pandemic. If the
COVID-19
pandemic continues, other aspects of our clinical trials will likely be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may choose to, or be required to, pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

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
As of June 30, 2022, we had 70 full-time employees. As our development, manufacturing and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need additional managerial, technical, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
If we lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop our product candidates will be impaired and our business may be harmed.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel with particular subject matter expertise. We are highly dependent on our management, particularly our Chief Executive Officer, the members of our executive team as well as key scientific and medical personnel employees. The loss of the services of any of our executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business.
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
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 54% of our capital stock as of June 30, 2022. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.
Provisions in our corporate charter documents and provisions under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us.
Provisions in our corporate charter and our
by-laws
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

•	require the approval of the holders of at least 66.67% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or by-laws.
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
by-laws
provide that, unless we consent in writing to the selection of an alternative forum, certain designated courts will be the sole and exclusive forum for certain legal actions between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our
by-laws
provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our charter or our by-laws,
or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, which we refer to herein as the “Delaware Forum Provision.” The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act and the Exchange Act. Our by-laws
further provide that, unless we consent in writing to an alternative forum, the United States District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which we refer to herein as the “Federal Forum Provision.” We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such causes of action because our principal executive offices are located in Cambridge, Massachusetts. In addition, our by-laws
provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clauses in our by-laws
may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders.
While the Delaware Supreme Court and other states courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters and the Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware or the U.S. District Court for the District of Massachusetts, as applicable, may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an “emerging growth company” up until December 31, 2023. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.
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
At June 30, 2022, we had $139.4 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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
The trading market for our common stock may be influenced, in part, by the research and reports that industry or securities analysts publish about us or our business. If no or few securities or industry analysts cover our business, or one or more of the analysts who cover us issues an adverse opinion about our company, our stock price may decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Additionally, if analyst estimates for the commercial value of our product candidates differ materially from the ultimate commercial value of such candidates, the price of our common stock may decline and our ability to raise capital may be impaired.

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

MAGENTA THERAPEUTICS, INC.

Date: August 4, 2022	By:	/s/ Stephen Mahoney
Stephen Mahoney
Chief Financial and Operating Officer (Principal Financial and Accounting Officer)