Form 10-Q
period 2022-09-30
Magenta Therapeutics, Inc.
filed 2022-11-03
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of October 31, 2022, there were 60,555,520 shares of Common Stock, $0.001 par value per share, outstanding.

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
•
Although we have initiated clinical trials for certain of our product candidates, we have not yet demonstrated an ability to successfully complete certain clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization of our product candidates. We have never generated revenue from product sales and may never be profitable.
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

•
We rely on third parties to conduct our preclinical and clinical trials, process and product development and current Good Manufacturing Practices, or cGMP, and we will rely on them to perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Magenta Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$59,028	$131,650
Marketable securities	69,256	45,276
Prepaid expenses and other current assets	3,813	3,767
Total current assets	132,097	180,693
Restricted cash	1,780	1,780
Operating lease, right-of-use asset	23,930	—
Property and equipment, net	6,316	7,461
Total assets	$164,123	$189,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,578	$3,040
Accrued expenses and other current liabilities	6,722	7,823
Operating lease liability, current portion	3,621	—
Total current liabilities	12,921	10,863
Operating lease liability, net of current portion	27,177	—
Deferred rent	—	6,399
Total liabilities	40,098	17,262
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 60,555,520 and 58,799,157 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	61	59
Additional paid-in capital	506,277	498,210
Accumulated other comprehensive loss	(462)	(30)
Accumulated deficit	(381,851)	(325,567)
Total stockholders’ equity	124,025	172,672
Total liabilities and stockholders’ equity	$164,123	$189,934

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$11,201	$10,795	$39,351	$33,652
General and administrative	6,052	7,450	19,819	20,900
Total operating expenses	17,253	18,245	59,170	54,552
Loss from operations	(17,253)	(18,245)	(59,170)	(54,552)
Interest and other income, net	1,190	818	2,886	2,708
Net loss	$(16,063)	$(17,427)	$(56,284)	$(51,844)
Net loss per share, basic and diluted	$(0.27)	$(0.30)	$(0.95)	$(0.97)
Weighted average common shares outstanding, basic and diluted	59,269,965	58,583,476	58,963,280	53,655,314

Comprehensive loss:
Net loss	$(16,063)	$(17,427)	$(56,284)	$(51,844)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	140	(1)	(432)	24
Total other comprehensive income (loss)	140	(1)	(432)	24
Total comprehensive loss	$(15,923)	$(17,428)	$(56,716)	$(51,820)

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Three Months Ended September 30, 2022
Balances at June 30, 2022	58,848,861	$59	$502,009	$(602)	$(365,788)	$135,678
Issuance of common stock under the ATM Program, net of commissions and offering costs	1,644,200	2	2,761	—	—	2,763
Vesting of restricted stock	62,459	—	—	—	—	—
Stock-based compensation expense	—	—	1,507	—	—	1,507
Unrealized gains on marketable securities	—	—	—	140	—	140
Net loss	—	—	—	—	(16,063)	(16,063)
Balances at September 30, 2022	60,555,520	$61	$506,277	$(462)	$(381,851)	$124,025

	Three Months Ended September 30, 2021
Balances at June 30, 2021	58,508,735	$59	$491,679	$2	$(288,848)	$202,892
Vesting of restricted stock	209,998	—	—	—	—	—
Issuance of common stock upon exercise of stock options	58,538	—	425	—	—	425
Stock-based compensation expense	—	—	3,799	—	—	3,799
Unrealized losses on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(17,427)	(17,427)
Balances at September 30, 2021	58,777,271	$59	$495,903	$1	$(306,275)	$189,688

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Continued)

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Nine Months Ended September 30, 2022
Balances at December 31, 2021	58,799,157	$59	$498,210	$(30)	$(325,567)	$172,672
Issuance of common stock under the ATM Program, net of commissions and offering costs	1,644,200	2	2,761	—	—	2,763
Issuance of common stock under Employee Stock Purchase Plan	49,704	—	49	—	—	49
Vesting of restricted stock	62,459	—	—	—	—	—
Stock-based compensation expense	—	—	5,257	—	—	5,257
Unrealized losses on marketable securities	—	—	—	(432)	—	(432)
Net loss	—	—	—	—	(56,284)	(56,284)
Balances at September 30, 2022	60,555,520	$61	$506,277	$(462)	$(381,851)	$124,025

	Nine Months Ended September 30, 2021
Balances at December 31, 2020	48,533,135	$49	$398,311	$(23)	$(254,431)	$143,906
Issuance of common stock upon private investment, net of offering costs	9,599,998	10	86,087	—	—	86,097
Vesting of restricted stock	218,464	—	—	—	—	—
Issuance of common stock upon exercise of stock options	411,685	—	3,294	—	—	3,294
Issuance of common stock under Employee Stock Purchase Plan	13,989	—	86	—	—	86
Stock-based compensation expense	—	—	8,125	—	—	8,125
Unrealized gains on marketable securities	—	—	—	24	—	24
Net loss	—	—	—	—	(51,844)	(51,844)
Balances at September 30, 2021	58,777,271	$59	$495,903	$1	$(306,275)	$189,688

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(56,284)	$(51,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,257	8,125
Depreciation and amortization expense	1,459	1,485
Loss on disposal of property and equipment	—	95
Noncash lease expense	2,158	—
Net amortization of premiums on marketable securities	306	630
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(46)	(1,167)
Accounts payable	(462)	(1,874)
Accrued expenses and other current liabilities	(546)	591
Operating lease liabilities	(2,244)	—
Deferred rent	—	118
Net cash used in operating activities	(50,402)	(43,841)
Cash flows from investing activities:
Purchases of property and equipment	(314)	(1,249)
Purchases of marketable securities	(59,718)	—
Maturities of marketable securities	35,000	55,000
Net cash provided by (used in) investing activities	(25,032)	53,751
Cash flows from financing activities:
Proceeds from private investment	—	86,400
Proceeds from issuance of common stock under the ATM Program, net of commissions	2,904	—
Payments of offering costs	(141)	(303)
Proceeds from exercise of common stock options	—	3,294
Proceeds from issuance of common stock under Employee Stock Purchase Plan	49	86
Net cash provided by financing activities	2,812	89,477
Net increase (decrease) in cash, cash equivalents and restricted cash	(72,622)	99,387
Cash, cash equivalents and restricted cash at beginning of period	133,430	59,932
Cash, cash equivalents and restricted cash at end of period	$60,808	$159,319

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business and Basis of Presentation

Magenta Therapeutics, Inc. (the “Company”) is a clinical-stage biotechnology company developing novel medicines designed to bring the curative power of stem cell transplant to more patients with blood cancers, genetic diseases and autoimmune diseases. The Company was incorporated under the laws of the State of Delaware in June 2015 as HSCTCo Therapeutics, Inc. In February 2016, the Company changed its name to Magenta Therapeutics, Inc. and in June 2018 the Company completed an initial public offering of its common stock.

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

The Company has a shelf registration statement on Form S-3 (the “Shelf”) on file with the SEC, which covers the offering, issuance and sale of up to an aggregate of $250.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company also entered into a sales agreement, as amended, with Cowen and Company, LLC, as sales agent to provide for the issuance and sale by the Company of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM Program”). The Shelf was declared effective by the SEC on August 12, 2022. During the nine months ended September 30, 2022, the Company sold 1,644,200 shares of its common stock under the ATM program at a weighted average price per share of $1.82 resulting in net proceeds of $2.8 million after commissions and offering costs. As of September 30, 2022, $247.0 million remained available under the Shelf, including up to $47.0 million available for sale under the ATM Program.

The Company has incurred recurring losses since inception, including net losses of $56.3 million for the nine months ended September 30, 2022 and $71.1 million the year ended December 31, 2021. As of September 30, 2022, the Company had an accumulated deficit of $381.9 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

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

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2022 and consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 and consolidated cash flows for the nine months ended September 30, 2022 and 2021 have been made. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or any other interim period.

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

Leases

Prior to January 1, 2022, the Company accounted for leases under ASC 840, Leases (“ASC 840”). Effective January 1, 2022, the Company accounts for leases under ASC 842, Leases (“ASC 842”). Therefore, as of December 31, 2021 and for the three and nine months ended September 30, 2021, the Company’s consolidated financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods. As of and for the three and nine months ended September 30, 2022, the Company’s consolidated financial statements are presented in accordance with ASC 842.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2022 and 2021, the Company’s only element of other comprehensive income (loss) was unrealized gains (losses) on marketable securities.

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

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Company reported a net loss for the three and nine months ended September 30, 2022 and 2021. The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of September 30,
	2022	2021
Stock options to purchase common stock	8,601,539	6,091,220
Unvested restricted common stock units	416,967	497,418
Shares of common stock issuable under Employee Stock Purchase Plan	76,086	8,843
	9,094,592	6,597,481

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. In general, lease arrangements exceeding a twelve-month term must be recognized as assets and liabilities on the balance sheet. Under ASU 2016-02, a right-of-use asset and lease obligation is recorded for all leases, whether operating or financing, while the income statement reflects lease expense for operating leases and amortization and interest expense for financing leases. The FASB also issued ASU 2018-10, Codification Improvements to Topic 842 Leases, and ASU 2018-11, Targeted Improvements to Topic 842 Leases, which allows the new lease standard to be applied as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings rather than retroactive restatement of all periods presented. The Company adopted the new leasing standards on January 1, 2022 using a modified retrospective approach applied at the beginning of the period of adoption.

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

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

3. Fair Value of Financial Assets

As of September 30, 2022, marketable securities by security type consisted of (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury notes (due within one year)	$69,718	$—	$(462)	$69,256
Total	$69,718	$—	$(462)	$69,256

As of December 31, 2021, marketable securities by security type consisted of (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury notes (due within one year)	$30,213	$—	$(20)	$30,193
U.S. treasury notes (due after one year through two years)	15,093	—	(10)	15,083
Total	$45,306	$—	$(30)	$45,276

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$58,026	$—	$—	$58,026
Marketable securities:
U.S. treasury notes	—	69,256	—	69,256
Total	$58,026	$69,256	$—	$127,282

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$131,542	$—	$—	$131,542
Marketable securities:
U.S. treasury notes	—	45,276	—	45,276
Total	$131,542	$45,276	$—	$176,818

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll and related expenses	$3,284	$3,346
Accrued external research and development expenses	2,617	2,813
Deferred rent, current portion	—	555
Accrued other	821	1,109
	$6,722	$7,823

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

5. Stock-Based Awards

2018 Stock Option and Incentive Plan

The Company grants stock-based awards under the Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). The Company also has outstanding stock options under the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan, as amended (the “2016 Plan”), but is no longer granting awards under the 2016 Plan. As of September 30, 2022, 3,000,865 shares of common stock were available for issuance under the 2018 Plan.

Grant of Stock Options

During the nine months ended September 30, 2022, the Company granted options to certain employees, directors and consultants with service-based vesting conditions for the purchase of 4,357,798 shares of common stock with a weighted average grant date fair value of $1.51 per share. Stock-based compensation expense is being recognized over the requisite service period of 18 months to four years.

Grant of Restricted Stock Units

During the nine months ended September 30, 2022, the Company granted 160,558 restricted stock units to certain employees with a weighted average grant date fair value of $2.01 per share. Stock-based compensation expense is being recognized over the requisite service period of 18 months to four years.

2019 Employee Stock Purchase Plan

Employees may elect to participate in The Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. The six-month offering periods begin in December and June of each year. During the nine months ended September 30, 2022, 49,704 shares of common stock were purchased under the ESPP at a purchase price per share of $0.99. During the nine months ended September 30, 2021, 13,989 shares of common stock were purchased under the ESPP at a purchase price per share of $6.15. As of September 30, 2022, 663,548 shares remained available for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$315	$1,335	$1,304	$3,276
General and administrative expenses	1,192	2,464	3,953	4,849
	$1,507	$3,799	$5,257	$8,125

As of September 30, 2022, unrecognized compensation expense related to unvested share-based awards with service-based vesting conditions was $15.5 million, which is expected to be recognized over a weighted average period of 2.4 years. Additionally, the Company had unrecognized compensation cost of $1.7 million related to the unvested performance restricted stock units for which the performance conditions were not considered probable of achievement as of September 30, 2022.

6. Leases

The Company has a sublease, as amended, for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company classified this sublease as an operating lease under ASC 842. The Company is obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the leased premises. To the extent these costs are variable, they were not included in the measurement of the right-of-use asset and lease liability. In

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

connection with the sublease, as amended, the sublandlord funded $5.2 million in tenant improvements to the leased facility during 2019. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the consolidated balance sheets at September 30, 2022 and December 31, 2021.

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

The components of the Company’s lease expense under ASC 842 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Operating lease cost	$1,602	$4,805
Short-term lease cost	—	—
Variable lease cost	441	951
	$2,043	$5,756

Supplemental disclosure of cash flow information related to the lease was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,674	$4,891
Operating lease liabilities arising from obtaining right-of-use asset	$—	$—

The weighted average remaining lease term and discount rate were as follows:

September 30, 2022
Weighted-average remaining lease term - operating lease (in years)	5.42
Weighted-average discount rate - operating lease	11.00%

Because the interest rate implicit in the lease was not readily determinable, the Company’s estimated incremental borrowing rate was used to calculate the present value of the lease.

As of September 30, 2022, the future minimum lease payments due under the noncancelable operating lease was as follows (in thousands):

2022 (three months)	$1,675
2023	6,936
2024	7,313
2025	7,679
2026	8,062
Thereafter	9,905
Total future minimum lease payments	41,570
Less: imputed interest	(10,772)
Total operating lease liabilities	$30,798

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table represents the lease liabilities on the consolidated balance sheet (in thousands):

September 30, 2022
Current operating lease liability	$3,621
Operating lease liability, net of current portion	27,177
Total operating lease liabilities	$30,798

As previously disclosed in the Company’s Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the following table summarizes the future minimum lease payments due under the operating lease as of December 31, 2021 (in thousands):

2022	$6,375
2023	6,734
2024	7,100
2025	7,455
2026	7,828
Thereafter	9,617
$45,109

Rent expense for the three and nine months ended September 30, 2021 was $1.5 million and $4.6 million, respectively.

In 2018, the Company entered into two sub-subleases of approximately 27,000 square feet of office space in Cambridge, Massachusetts. One of the sub-subleases, as amended, expired in December 2021. The remaining sub-sublease, as amended, was set to expire in April 2022 but was further amended in January 2022 to increase the square footage from 13,643 square feet to 26,114 square feet and to extend the expiration to April 2023. As of September 30, 2022, the remaining base rent payments due to the Company under the amended sub-sublease was $1.5 million. The Company recorded other income of $0.8 million during each of the three months ended September 30, 2022 and 2021, respectively, related to these sub-subleases. The Company recorded other income of $2.2 million and $2.7 million during the nine months ended September 30, 2022 and 2021, respectively, related to these sub-subleases.

7. Commitments and Contingencies

Leases

The Company’s commitments under its leases are described in Note 6.

Collaboration Agreement

In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company may pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. During the three months ended September 30, 2022, the Company did not incur any research and development expenses related to this agreement. During the three months ended September 30, 2021, the Company recorded less than $0.1 million of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support. During each of the nine months ended September 30, 2022 and 2021, the Company recorded $0.4 million of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support. During the nine months ended September 30, 2022, the Company recorded $2.0 million of research and development expense related to the achievement of a development milestone. During the three and nine months ended September 30, 2021, the Company did not incur any expense related to the achievement of these milestones.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Intellectual Property Licenses

The Company has a license agreement with the President and Fellows of Harvard College (“Harvard”), entered into in November 2016, for an exclusive, worldwide, royalty-bearing license for certain technologies related to conditioning and mobilization. The Company is obligated to pay Harvard maintenance fees of $0.1 million annually and to reimburse qualified expenses related to the patents. The Company is also obligated to pay milestone payments of up to $7.4 million for the first two licensed products upon the achievement of certain development and regulatory milestones and to pay royalties on a product-by-product and country-by-country basis on net sales of products licensed under the agreement. During the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022, the Company did not incur any expense related to the achievement of these milestones. During the nine months ended September 30, 2021, the Company recorded $0.1 million of expense related to the achievement of one of these milestones.

The Company has agreements with third parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies, it may be subject to additional fees and milestone payments. During the nine months ended September 30, 2022, the Company recorded research and development expense of $0.1 million related to the license of certain developed technologies under these agreements. During the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2021, the Company did not incur any expense related to these licenses.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2022.

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

8. 401(k) Savings Plan

The Company has a 401(k) available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the board of directors of the Company. Effective August 2021, the Company began making matching contributions of up to 2% of eligible wages. During the three and nine months ended September 30, 2022, the Company recorded $0.1 million and $0.2 million of expense, respectively, related to this matching contribution. During the three and nine months ended September 30, 2021, the Company recorded less than $0.1 million of expense related to this matching contribution.

9. Related Parties

Effective March 2018, Amy Lynn Ronneberg, the then serving President of Be The Match BioTherapies, LLC, became a member of the Company’s board of directors and subsequently was appointed Chief Executive Officer of the National Marrow Donor Program/Be The Match, or NMDP/Be The Match, organization in June 2020. The Company has collaboration agreements with the National Marrow Donor Program (as successor in interest to Be The Match BioTherapies Collection Services, LLC (formerly known as Be The Match BioTherapies, LLC)) and a research agreement with an affiliated organization, Center for International Blood and Marrow Transplant Research. In addition, in June 2020, the Company entered into a clinical collaboration agreement with NMDP/Be

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Match to evaluate the potential utility of MGTA-145 for mobilizing and collecting hematopoietic stem cells from donors in a single day and then using them for allogeneic transplant in patients. Under the terms of this agreement, the Company shall fund up to fifty percent of NMDP/Be The Match clinical trial costs and provide the trial drugs which will be included in research and development expense.

During the three months ended September 30, 2022 and 2021, the Company recorded expense of $0.1 million and $0.2 million, respectively, related to these agreements. During the nine months ended September 30, 2022 and 2021, the Company recorded expense of $0.2 million and $0.5 million, respectively, related to these agreements. As of September 30, 2022 and December 31, 2021, amounts on the consolidated balance sheets related to these agreements were less than $0.1 million and $0.2 million, respectively, which amounts were included in accounts payable and accrued expenses and other current liabilities and less than $0.1 million which amounts were included in prepaid expenses and other current assets.

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

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical studies and clinical trials, including MGTA-117, CD45-ADC and MGTA-145. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Net losses were $56.3 million for the nine months ended September 30, 2022 and $71.1 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $381.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase in connection with our ongoing activities, particularly as we:

•
continue to enroll and conduct a Phase 1/2 clinical trial for MGTA-117 and Phase 2 clinical trial for MGTA-145;
•
initiate and conduct preclinical studies and clinical trials of our other product candidates, including CD45-ADC;
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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $128.3 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are uncertain and cannot be predicted with confidence. These developments may include, without limitation, changes in the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available COVID-19 vaccines, the effect of any relaxation of current restrictions within the Cambridge community or regions in which our partners and clinical sites are located and the direct and indirect economic effects of the pandemic and containment measures. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, and stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs and insurance costs, as well as professional fees for legal, patent, consulting, pre-commercialization, accounting and audit services.

Interest and Other Income, Net

Interest and other income, net, consists of interest income and miscellaneous income and expense unrelated to our core operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$11,201	$10,795	$406
General and administrative	6,052	7,450	(1,398)
Total operating expenses	17,253	18,245	(992)
Loss from operations	(17,253)	(18,245)	992
Interest and other income, net	1,190	818	372
Net loss	$(16,063)	$(17,427)	$1,364

Research and Development Expenses

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$3,943	$1,510	$2,433
Mobilization	484	973	(489)
Cell therapy	—	42	(42)
Unallocated expenses:
Personnel-related (including stock-based compensation)	4,189	4,886	(697)
Consultant (including stock-based compensation)	100	544	(444)
Facility related and other	2,485	2,840	(355)
Total research and development expenses	$11,201	$10,795	$406

Expenses related to our conditioning program increased primarily due to an increase of $2.1 million in costs related to CD45-ADC. The increase in costs related to CD45-ADC was primarily due to higher preclinical and manufacturing costs to support our investigational new drug, or IND, enabling studies. The decrease in expenses in our mobilization program was primarily due to a decrease in clinical trial costs related to our Phase 2 investigator-initiated clinical trial in multiple myeloma patients which was completed in the fourth quarter of 2021 and our Phase 2 allogeneic donor clinical trial which was closed in early 2022.

The decrease in personnel-related costs was due primarily to a decrease in stock-based compensation, partially offset by an increase in severance in our research and development function. Personnel-related costs for the three months ended September 30, 2022 and 2021 included stock-based compensation expense of $0.3 million and $1.3 million, respectively. The decrease in consultant costs was due to a decrease in certain research activities as a result of our reprioritization efforts in April 2022. The decrease in facility related and other costs was primarily due to a decrease in lab supplies.

General and Administrative Expenses

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$3,150	$4,213	$(1,063)
Professional and consultant	1,237	1,317	(80)
Facility related and other	1,665	1,920	(255)
Total general and administrative expenses	$6,052	$7,450	$(1,398)

The decrease in personnel-related costs was due primarily to a decrease in stock-based compensation. Personnel-related costs for the three months ended September 30, 2022 and 2021 included stock-based compensation expense of $1.2 million and $2.5 million, respectively.

Interest and Other Income, Net

Interest income and other income, net for the three months ended September 30, 2022 consisted primarily of sublease income of $0.8 million and interest income of $0.4 million. Interest income and other income, net for the three months ended September 30, 2021 consisted primarily of sublease income of $0.8 million and interest income of less than $0.1 million.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$39,351	$33,652	$5,699
General and administrative	19,819	20,900	(1,081)
Total operating expenses	59,170	54,552	4,618
Loss from operations	(59,170)	(54,552)	(4,618)
Interest and other income, net	2,886	2,708	178
Net loss	$(56,284)	$(51,844)	$(4,440)

Research and Development Expenses

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$14,321	$6,028	$8,293
Mobilization	2,517	3,265	(748)
Cell therapy	31	676	(645)
Unallocated expenses:
Personnel-related (including stock-based compensation)	14,609	14,193	416
Consultant (including stock-based compensation)	505	1,001	(496)
Facility related and other	7,368	8,489	(1,121)
Total research and development expenses	$39,351	$33,652	$5,699

Expenses related to our conditioning program increased primarily due to an increase of $5.3 million in costs related to CD45-ADC and an increase of $3.3 million in costs related to MGTA-117. The increase in costs related to CD45-ADC was primarily due to higher preclinical and manufacturing costs to support our investigational new drug, or IND, enabling studies. The increase in costs related to MGTA-117 was primarily due to costs incurred upon the achievement of a development milestone under our collaboration agreement and increased costs to support our Phase 1/2 clinical trial which was initiated in December 2021. The decrease in expenses in our mobilization program was primarily due to a decrease in clinical trial costs related to our Phase 2 investigator-initiated clinical trial in multiple myeloma patients which was completed in the fourth quarter of 2021 and our Phase 2 allogeneic donor clinical trial which was closed in early 2022. Expenses related to our cell therapy program decreased as result of the discontinuance of our MGTA-456 program.

The increase in personnel-related costs was due primarily to an increase in severance resulting from our headcount reductions, partially offset by a decrease in stock-based compensation. Personnel-related costs for the nine months ended September 30, 2022 and 2021 included stock-based compensation expense of $1.3 million and $3.2 million, respectively. The decrease in consultant costs was due to a decrease in certain research activities as a result of our reprioritization efforts in April 2022. The decrease in facility related and other costs was primarily due to lower operating costs related to our Cambridge, Massachusetts facility.

General and Administrative Expenses

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$10,202	$10,508	$(306)
Professional and consultant	3,971	4,785	(814)
Facility related and other	5,646	5,607	39
Total general and administrative expenses	$19,819	$20,900	$(1,081)

The decrease in personnel-related costs was due primarily to a decrease in stock-based compensation, partially offset by an increase in headcount. Personnel-related costs for the nine months ended September 30, 2022 and 2021 included stock-based compensation expense of $4.0 million and $4.8 million, respectively. The decrease in professional and consultant costs was primarily due to lower legal, patent and investor relations costs, partially offset by higher recruitment costs.

Interest and Other Income, Net

Interest income and other income, net for the nine months ended September 30, 2022 consisted primarily of sublease income of $2.2 million and interest income of $0.6 million. Interest income and other income, net for the nine months ended September 30, 2021 consisted primarily of sublease income of $2.7 million and interest income of $0.1 million. The decrease in sublease income was due to the expiration of one of our two subleases in December 2021. The increase in interest income was due to higher interest rates.

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

We have a shelf registration statement on Form S-3 (the “Shelf”) on file with the SEC, which covers the offering, issuance and sale of up to an aggregate of $250.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We also entered into a sales agreement, as amended, with Cowen and Company, LLC, as sales agent to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM Program”). The Shelf was declared effective by the SEC on August 12, 2022. During the nine months ended September 30, 2022, we sold 1,644,200 shares of our common stock under the ATM Program at a weighted average price per share of $1.82 resulting in net proceeds of $2.8 million after commissions and offering costs. As of September 30, 2022, $247.0 million remained available under the Shelf, including up to $47.0 million available for sale under the ATM Program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(50,402)	$(43,841)
Net cash provided by (used in) investing activities	(25,032)	53,751
Net cash provided by financing activities	2,812	89,477
Net increase (decrease) in cash, cash equivalents and restricted cash	$(72,622)	$99,387

Operating Activities

During the nine months ended September 30, 2022, operating activities used $50.4 million of cash, primarily resulting from our net loss of $56.3 million and net cash used by changes in our operating assets and liabilities of $3.3 million, partially offset by non-cash charges of $9.2 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30,

2022 consisted primarily of a decrease of $1.0 million in accounts payable and accrued expenses and other current liabilities and a decrease of $2.2 million in operating lease liabilities.

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

Investing Activities

During the nine months ended September 30, 2022, net cash used by investing activities was primarily attributable to net purchases of marketable securities of $24.7 million.

During the nine months ended September 30, 2021, net cash provided by investing activities was primarily attributable to maturities of marketable securities of $55.0 million.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $2.8 million, consisting primarily of net proceeds from the issuance of common stock under our ATM Program.

During the nine months ended September 30, 2021, net cash provided by financing activities was $89.5 million, consisting of proceeds from the private placement, net of offering costs, of $86.1 million and proceeds from the exercise of stock options of $3.3 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $128.3 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2022, there were no material changes to our contractual obligations and commitments described in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our President and Chief Executive Officer) and Principal Financial Officer (our Chief Financial and Operating Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company developing novel medicines to bring the curative power of stem cell transplant to more patients and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the nine months ended September 30, 2022, we reported a net loss of $56.3 million. For the years ended December 31, 2021 and 2020, we reported net losses of $71.1 million and $74.9 million, respectively. As of September 30, 2022, we had an accumulated deficit of $381.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash (including the net proceeds from our initial public offering, or IPO, and our subsequent public and private equity offerings) to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the U.S., the European Union and certain other markets. As of September 30, 2022, we had approximately $128.3 million in cash, cash equivalents and marketable securities. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future expenses and future funding requirements, both near and long-term, will depend on many factors, including but not limited to:

•
the initiation, progress, timing, costs and results of research, preclinical studies and clinical trials for our product candidates;
•
the costs to develop, maintain, and enhance a sustainable, scalable, reproducible and transferable manufacturing process for our product candidates;
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

We cannot be certain that additional funding will be available on acceptable terms, or at all, and such funding may become even more difficult to obtain due to rising interest rates and the current downturn in the U.S. capital markets and the biotechnology sector in general. Competition for additional capital among biotechnology companies may be particularly intense during this present economic downturn. We may be unable to raise capital through public offerings of our common stock and may need to turn to alternative financing arrangements. Such arrangements, if we pursue them, could involve issuances of one or more types of securities, including common stock, preferred stock, convertible debt, warrants to acquire common stock or other securities. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of stockholders until the principal, accrued and unpaid interest and any premium or make-whole has been paid. Interest on any newly-issued debt securities and/or newly-incurred borrowings would increase our operating costs and reduce our net income, and these impacts may be material. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be materially and adversely affected. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives, and we may also be forced to reduce or terminate our operations.

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

We are a clinical-stage company. We were founded and commenced operations in June 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, and undertaking preclinical studies and clinical trials. Although we have initiated clinical trials for certain of our product candidates, we have not yet demonstrated an ability to successfully complete certain clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale medicine or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

The success of our product candidates will depend on several factors, including the following:

•
successful completion of preclinical studies and successful enrollment and completion of clinical trials, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable, under the FDA’s current Good Clinical Practices, or cGCPs, and the FDA’s current Good Laboratory Practices, or cGLP;
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

Success in preclinical studies and early clinical trials does not ensure that large-scale clinical trials will be successful. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one therapy to the next and may be difficult to predict.

Even if we are successful in getting market approval, third-party payers could require us to conduct additional studies, including post-marketing studies related to the cost effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources.

In addition, if one of our product candidates is approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and we will need to continue to comply (or ensure that our third-party providers comply) with the FDA’s current Good Manufacturing Practices, or cGMP, and cGCP requirements for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates’ post-market approval could have a material adverse effect on our business, financial condition and results of operations.

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

Stem cell transplant can cure patients across multiple diseases, but its use carries with it risks of toxicity, serious adverse events and death. Because many of our therapies are used to prepare or treat patients undergoing stem cell transplant, patients in our clinical trials or patients that use any of our product candidates may be subject to many of the risks that are currently inherent to this procedure. In particular, stem cell transplant involves certain known potential post-procedure complications that may manifest several weeks or months after a transplant and which may be more common in certain patient populations. If serious adverse events, undesirable side effects, evidence of lower than expected efficacy, or unexpected characteristics are identified during the development of any of our product candidates, we may need to limit, delay or abandon our further clinical development of those product candidates, even if such events, effects or characteristics were the result of stem cell transplant or related procedures generally and were not directly or specifically caused or exacerbated by our product candidates. In the event we need to limit, delay or abandon the clinical development of any of our product candidates, our business will likely be materially adversely affected.

In addition, patients who are in our clinical studies or undergoing stem cell transplant typically have underlying disorders or compromised immune systems that make them vulnerable or fragile for undergoing additional clinical studies. For example, we are enrolling patients for our Phase 1/2 clinical trial of MGTA-117 in patients with acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS; however, the patients in this study are subject to underlying disorders that may cause negative outcomes for those patients that could slow down the trial, prevent the trial from moving to the next phase or even suspend the trial. As a result, the FDA could put the trial on clinical hold until we can satisfy any potential FDA concerns. In the event that the FDA places a clinical hold on any of our trials, if any FDA clinical hold is not lifted or if the process takes an extended period of time, our business and prospects may suffer material adverse consequences.

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

We may not be able to identify a safe and effective dose for some of our current or future product candidates, and as a result we may need to delay, abandon or limit our development of our product candidates. Some of our product candidates utilize ADCs, which utilize toxins to kill cells. ADCs, including those that have received marketing approval, have dose-dependent safety findings that can include liver toxicity, depending on the target of the ADC and the drug used in the conjugate. In addition, ADCs may have other adverse side effects including fatalities. Although our CD117-ADC, which was designed to deplete hematopoietic stem cells, or HSCs, was generally well tolerated at efficacious doses in non-human primate studies, we may not be able to ultimately show that MGTA-117 can deplete HSCs at a safe and effective dose in humans, and we may need to delay, abandon or limit these development efforts. The dose required for efficacy may differ for different populations, for example between adult and pediatric populations, between populations with diseases that involve bone marrow to different extents, or between uses of MGTA-117 as a monotherapy or as combination with other therapeutic agents. Additional trials to determine the safe and effective dose for different settings of use of MGTA-117 may be required. Further, MGTA-117 utilizes an amanitin toxin that has not been previously tested as an ADC toxin in humans. Other companies, for example Heidelberg Pharma (whether alone or with third parties), are developing ADCs with amanitin toxins and have begun clinical trials. If such other trials encounter safety or efficacy issues, especially if related to the amanitin toxin, then our MGTA-117 program may be adversely affected, and our business may be materially harmed.

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

Successful completion of clinical trials is a prerequisite to submitting a BLA or NDA to the FDA, a Marketing Authorization Application to the EMA and similar approval filings to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. Our current and planned clinical trials may be delayed or may not be completed on schedule, if at all, and this may lead to delay in obtaining regulatory approval for our product candidates.

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
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•
adequate staffing at institutions running our clinical trials to efficiently conduct such trials.

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

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion or advancement of these trials into the next phase and may adversely affect our ability to advance the development of our product candidates. Delays in patient enrollment may also result in delays in obtaining data for our clinical trials, including our Phase 1/2 clinical trial of MGTA-117 in patients with AML and MDS and our Phase 2 clinical trial of MGTA-145 in patients with sickle cell disease, which may adversely affect our ability to engage with regulatory authorities to advance the study and to raise capital.

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

Even if we complete clinical development of MGTA-117, MGTA-145 or any other product candidates, there can be no assurance that the FDA, EMA, or other regulatory authorities will approve MGTA-117, MGTA-145 or any other product candidates for marketing. For example, in the course of the COVID-19 public health emergency, a number of companies have announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.

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

We may also announce or publish preliminary data from our preclinical studies or clinical trials that are based on a preliminary analysis of final data. Preliminary data from our preclinical studies and clinical trials are subject to change following a more comprehensive review of the data from the particular preclinical study or trial. We also make assumptions, estimations, calculations and conclusions as part of our preliminary analyses of the data, and we may not have received, or had the opportunity to fully and carefully evaluate, all of the data at the time of making such assumptions, estimations, calculations and/or conclusions. As a result, preliminary data remain subject to audit and verification procedures that may result in the final data being different from the preliminary data we previously announced or published.

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

Further, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses, or they may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our business prospects. In addition, the information we announce or publish regarding a particular preclinical study or clinical trial may represent only a portion of extensive information generated from that study or trial, and our shareholders or other third parties may not agree with what we determine is material, important or otherwise appropriate information to include in our disclosure.

If the interim, preliminary, or topline data that we report differ materially from final results, or if third parties, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business prospects, operating results or financial condition. Further, announcement of preliminary, interim or topline data by us, or differences between that data and the final data, could result in volatility in the price of our common stock.

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
•
potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs; or
•
it may take greater human and financial resources than we possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio.

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

Regulatory authorities also may approve a product candidate for more limited indications than requested, or they may impose significant limitations in the form of narrow indications, warnings or distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS. These regulatory authorities may require precautions or contra-indications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we may develop. Any of the foregoing scenarios could materially harm the commercial prospects for any product candidates we may develop and materially adversely affect our business, financial condition, results of operations and prospects.

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

Separately, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. In the course of the COVID-19 pandemic, a number of companies have announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies, such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

We and our CROs will be required to comply with regulations, including cGCPs and cGLPs for conducting, monitoring, recording and reporting the results of preclinical and clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs or cGLP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with cGCPs or cGLPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with the requirements in the FDA’s cGMP requirements. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and, as a result, we rely, and expect to continue to rely, on third parties for the manufacture of our clinical product supplies and product candidates for our clinical development efforts, as well as for the potential commercial manufacture of our product candidates, if approved, and the related label and packaging activities involved in commercialization. We rely on these third parties to produce our clinical product supplies and product candidates at sufficient quality and quantity to support our development and commercialization efforts. Our reliance on third parties increases the risk that we will have insufficient quantities of our product candidates or that our product candidates will not be produced at an acceptable cost or quality level. If any of the foregoing risks materialize, this could delay, prevent or impair our development or commercialization efforts.

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

If any CDMO with whom we contract fails to or otherwise becomes unable to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities, technical knowledge or resources, or enter into an agreement with a different CDMO, which we may not be able to do on reasonable terms, if at all. In addition, if we have a material dispute with any of our CDMOs or should any of our agreements with our CDMOs terminate for any reason, including our agreements with Bachem Americas, Inc. and Heidelberg Pharma, it could disrupt our supply and replacing these CDMOs would likely be difficult. In these scenarios, our clinical trials could be delayed significantly as we establish alternative supply sources.

In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CDMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternative supplier, or we may be unable to transfer such skills at all. For example, we are currently in the process of transferring the late-stage manufacturing of amanitin from Heidelberg Pharma to other CDMOs. Whenever changing a CDMO, we will be required to verify that the new CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We cannot provide any assurance that the technology transfer to another CDMO will be successful in producing our product candidate in sufficient quantities or of acceptable quality, if at all, or that we or another CDMO will produce a comparable product to the satisfaction of the FDA or other comparable regulatory authorities, which could delay, prevent or impair the development or commercialization of our product candidates. In addition, there is typically a transition period when a new CDMO commences work. The delays associated with the verification of a new CDMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CDMO may possess technology related to the manufacture of our product candidate that such CDMO owns independently. This would increase our reliance on such CDMO or require us to obtain a license from such CDMO in order to have another CDMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacture. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

The facilities used by our CDMOs to manufacture our product candidates must be approved and may be inspected by the FDA and other comparable regulatory authorities in connection with the submission of our marketing applications to, and review by, the FDA or other comparable regulatory authorities, or based on the work by these CDMOs for other clinical trial sponsors. While we have contractual relationships with our CDMOs, our oversight of manufacturing activities is limited and we do not and will not control the manufacturing process of, and will be completely dependent on, our CDMOs for compliance with cGMPs and other regulatory requirements in connection with the manufacture of our product candidates. In addition, certain of our CDMOs may themselves rely on other third parties to produce all or a part of our product candidates. If our CDMOs (or any of the third parties upon which they rely) cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other applicable regulatory authorities in other jurisdictions, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. While we may review the compliance history and performance of our CDMOs, we have no control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable regulatory authorities in other jurisdictions does not approve these facilities for the manufacture of our product candidates, or if the FDA or comparable regulatory authorities withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.

Our product candidates may compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Furthermore, given the limited number of available manufacturing slots and the long lead times needed to reserve them, manufacturers require monetary commitments in connection with such reservations as well as fees for changes or cancellations in the reserved manufacturing slots. As a result, we may wait to reserve manufacturing slots until we can be informed by data from the clinical trials of our product candidates, which may be several months from the time we request manufacturing slots. Additionally, limitations on our capital resources and ability to raise additional capital may cause us to delay reserving manufacturing slots. Any significant delay in the supply of clinical materials for our product candidates could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates. Alternatively, we may project when we may need additional clinical material for our product candidates and reserve manufacturing time-slots “at-risk” prior to our product candidates having generated data from their then current clinical trials. Such projections involve risks and uncertainties and may result in additional costs or delays in manufacturing clinical materials for our product candidates when and if we actually need them.

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

In order to conduct clinical trials of MGTA-117, MGTA-145 and our other current and future product candidates, we will need to work with third-party manufacturers to manufacture them in sufficient quantities. We have not yet had our product candidates manufactured or processed to support later stage clinical trials or commercialization, and we may not be able to do so. Our manufacturing partners or our third-party collaborators may be unable to successfully create and support the manufacturing capacity of MGTA-117, MGTA-145 and our other current or future product candidates at the correct scale and within a manufacturing suite intended for pivotal material production, or in a timely or cost-effective manner, or at all. In particular, the amanitin payload of MGTA-117 requires a complex manufacturing process that will need to be further developed for late-stage clinical trials or commercialization. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will result in therapies that are safe and effective. The process of making these changes could delay, prevent or impair the clinical development or commercialization of our product candidates. In addition, quality issues may arise during scale-up activities. If our manufacturing partners or collaborators are unable to successfully scale up the manufacture of our current or future product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

In addition, we analyze these factors with respect to our product candidates before they are approved by conducting market research. Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched. Further, we may determine not to commercialize a product candidate based on that analysis or based on unfavorable pricing and reimbursement terms. Any current or potential product candidate of ours that does not have a competitive product profile compared to other therapeutic options, including those that obtain regulatory approval but fail to achieve market acceptance or commercial success, would adversely affect our business prospects.

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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials in the European Union or the U.K., we may be subject to additional privacy restrictions. The collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the European Economic Area is governed, as of May 2018, by the General Data Protection Regulation, or GDPR. Following the U.K.’s withdrawal from the European Union, the data protection obligations of the GDPR continue to apply to U.K.-related processing of personal data in substantially unvaried form under the U.K. General Data Protection Regulation, or U.K. GDPR. However, going forward, there is an increasing risk of divergence in application, interpretation and enforcement of the data protection laws as between the U.K. and the European Union. Achieving and maintaining compliance with the GDPR and the U.K. GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future European or U.K. activities. For additional information regarding GDPR and U.K. GDPR, see “Item 1. Business – Governmental Regulation” in our Annual Report on Form 10-K.

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

Third parties may assert that we are employing their proprietary technology without authorization. For example, we are aware of patents and a patent application owned by a third party with claims that could be construed to cover MGTA-117. The third-party owner of these patents and patent application may seek to allege that our development and commercialization of MGTA-117 infringes their patent rights and file a patent infringement lawsuit against us in the future. While we believe we would have valid defenses against any such allegation or lawsuit, such defenses may be unsuccessful. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may also be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. Even if we obtained such a license, it may only be non-exclusive, which would permit third parties to use the same intellectual property and compete with us. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, we may be unable to commercialize our product candidates or such efforts may be impaired or delayed, which could in turn significantly harm our business.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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
•
A collaborator’s product candidate may have a safety or efficacy profile that would impact the collaborator’s ability to continue to pursue the development and commercialization of its product candidate which in turn would negatively impact our ability to continue to pursue the development and commercialization of our product candidate.
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
•
Current or future collaborators, including in the gene therapy space, may be unable to financially partner with us to develop our product candidates due to the current challenging conditions in the financial markets and their limited ability to raise capital.
•
Collaborators may be unable to survive in the current challenging economic environment, and as a result they may be forced to terminate their business operations, including termination of the performance of their collaboration agreements with us.

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

In addition, any collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration could adversely affect us financially and could harm our business reputation.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the U.S., the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us.

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

The COVID-19 pandemic, including the emergence of various variants, has caused, and could continue to cause, widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The extent to which the COVID-19 pandemic, or any future pandemic, epidemic or outbreak of any highly infectious disease, impacts our business, financial condition and results of operations will depend on future developments, which are uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has affected, and may continue to adversely affect, our business, financial condition and results of operations, and it has had, and may continue to have, the effect of heightening many of the risks described in this Quarterly Report on Form 10-Q, including but not limited to the following:

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

As of September 30, 2022, we had 66 full-time employees. As our development, manufacturing and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need additional managerial, technical, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including core aspects of regulatory approval, clinical management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. We may also overextend consultants in certain roles. If we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel with particular subject matter expertise. We are highly dependent on our management, particularly our Chief Executive Officer, the members of our executive team as well as key scientific and medical personnel employees. The loss of the services of any of our executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business. Unless we are able to replace departed employees effectively, we may require current employees to fill certain roles, and this could overextend their responsibilities. As a result, we may experience increased turnover due to employees being overworked. Additionally, employees may be unable to perform these multiple roles effectively due to time and resource constraints.

We conduct our operations at our facility in Cambridge, Massachusetts. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have granted equity awards that vest over time or vest upon the achievement of certain pre-established milestones. The value to employees of equity awards have been and may continue to be significantly affected by movements in our stock price that are beyond our control, and these equity awards may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

Additionally, if we are unable to retain key personnel, we may be required to cover the roles previously performed by such employees with consultants. These consultants may lack the same skills and performance of departed employees and, as a result, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business.

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

In June 2018, we closed our IPO. Prior to our IPO, there was no public market for our common stock. Although we have completed our IPO and shares of our common stock are listed and trading on the Nasdaq Global Market, an active trading market for our shares may not be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares, sell their shares at or above the prices at which they acquired their shares or sell their shares at the time they would like to sell. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The trading price of our common stock has been, and will likely continue to be, highly volatile.

The trading price of our common stock may be highly volatile. The stock market in general, and the market for smaller pharmaceutical and biotechnology companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the purchase price, and you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including:

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 59% of our capital stock as of September 30, 2022. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

As has been widely reported, global credit and financial markets have experienced extreme volatility and disruptions recently, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, uncertainty about economic stability and increased inflation. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We may also fail to secure additional financing altogether. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers, collaboration partners and other business partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At September 30, 2022, we had $128.3 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Securities class action and derivative lawsuits and other legal proceedings are often brought against companies such as ours that could result in substantial costs and divert management’s attention, and our insurance policies may be inadequate and potentially expose us to unrecoverable risks.

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

We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions and insurance coverage is increasingly expensive. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance and such conditions have resulted in higher premium costs, higher policy deductibles and lower coverage limits. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify, however, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage and insurers may not respond as we intend to cover insurable events that may occur. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential class action and derivative lawsuits and other legal proceedings or claims often brought against companies following a decline in the market price of their securities, we will be exposed to significant liabilities that may materially and adversely affect our business and financial position.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CDMOs, our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws, report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies often scrutinize interactions between healthcare companies and healthcare providers, and this scrutiny has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way. In connection with our IPO, we adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations, guidance or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. While we remain an emerging growth company, however, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We conduct a process each year to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

10.1*^

Amendment No. 3, effective as of August 1, 2022, to the Exclusive Research, Development Option and License Agreement by and between the Registrant and Heidelberg Pharma Research GmbH, dated as of March 1, 2018.

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

MAGENTA THERAPEUTICS, INC.

Date: November 3, 2022	By:	/s/ Stephen Mahoney
Stephen Mahoney
Chief Financial and Operating Officer (Principal Financial and Accounting Officer)