Form 10-K
period 2022-12-31
Magenta Therapeutics, Inc.
filed 2023-03-23
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $56.3 million (based on the last reported sale price on the Nasdaq Global Market as of such date). For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by its executive officer and directors; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

As of January 31, 2023, there were 60,639,909 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Magenta Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Magenta Therapeutics, Inc., or the Company, contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any express or implied statements that do not relate to historical or current facts or matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “seeks,” “target,” “endeavor,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements appear in a number of places in this Annual Report on Form 10-K and include, but are not limited to, statements about:

•
our plans and expectations regarding our strategic alternative review process and the timing and success of such process regarding a potential transaction;
•
timing of and costs or charges associated with our restructurings, and the savings benefits we expect to receive from those restructurings;
•
success in retaining, or changes required in, our officers, key employees or directors;
•
our public securities’ potential liquidity and trading;
•
the initiation, timing and success of clinical trials for our product candidates;
•
regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•
the outcomes of our preclinical studies;
•
our ability to manufacture our product candidates in conformity with the FDA’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;
•
whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for our product candidates;
•
our reliance on third parties to conduct our clinical trials;
•
our reliance on third-party contract development and manufacturer organizations to manufacture and supply our product candidates for us;
•
our ability to establish clinical programs moving forward in multiple indications, with a rapidly advancing portfolio and sustainable platform;
•
our ability to obtain, including on an expedited basis, and maintain regulatory approval of our product candidates;
•
the level of expenses related to any of our product candidates or clinical development programs;
•
the benefits of the use of our product candidates, if approved;
•
our ability to successfully commercialize our product candidates, if approved;
•
the rate and degree of market acceptance of our product candidates;
•
our expectations regarding government and third-party payor coverage and reimbursement;
•
our ability to obtain and maintain intellectual property protection for our product candidates;
•
our ability to obtain orphan drug designation for any of our product candidates;
•
our ability to successfully build a specialty sales force and commercial infrastructure;
•
our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we may pursue and treatment modalities that we may develop;
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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors, including without limitation, risks, uncertainties and assumptions regarding our plans and expectations regarding our strategic alternative review process and the timing and success of such process regarding a potential transaction, our ability to resume, conduct or successfully complete certain clinical trials, and our financial position, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” in this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission, or the SEC. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

RISK FACTOR SUMMARY

The risk factors detailed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

•
We may not be successful in identifying and implementing any strategic transaction, and any strategic transactions that we may consummate in the future could have negative consequences. If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
•
We are a biotechnology company with a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future. We have no products approved for commercial sale and have not generated any revenue from product sales.
•
Should we resume development of our product candidates, we will require additional capital to fund our operations, and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
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
•
Should we resume development of our product candidates, if we are unable to advance our product candidates through development, obtain regulatory approval and commercialize them, or if we experience significant delays in doing so, our business will be materially harmed.
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
•
Should we resume development of our product candidates, if we are not able to identify a safe and effective dose for any of our product candidates, we may need to delay, abandon or limit our development of any potential product candidates.
•
Clinical development involves a lengthy and expensive process, with an uncertain outcome. Should we resume development of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates. If we encounter delays or difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
Should we resume development of our product candidates, the results of earlier studies and interim data from our ongoing studies may not be predictive of future clinical trial results, and we may fail to establish an adequate safety or efficacy profile to conduct advanced clinical trials or obtain regulatory approval for our product candidates.
•
We have no experience as a company in obtaining regulatory approval for a drug or biologic. Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate we may develop, and any such approval may be for a narrower indication than we seek.
•
Should we resume development of our product candidates, because we are developing product candidates for the treatment of diseases in which there is little clinical experience using new technologies, there is increased risk that the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results, and these results may be difficult to analyze.
•
Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate we may develop, and any such approval may be for a narrower indication than we seek.

•
We have been and may in the future be subject to many manufacturing risks, any of which could substantially increase our costs, delay clinical programs and limit supply of our product candidates.
•
We have in the past relied on and, should we resume development of our product candidates, may continue to rely on third parties to conduct our preclinical and clinical trials and we may rely on them to perform other tasks for us as well. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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
•
Should we resume development of our product candidates, our commercial success depends on our ability to obtain, maintain and protect our intellectual property and proprietary technology. If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or our technologies, we may not be able to compete effectively in our markets and our business may be adversely affected.
•
Should we resume development of our product candidates, we may depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates and our business may be adversely affected.
•
Should we resume development of our product candidates, we may not be successful in finding strategic collaborators for continuing development of certain of our product candidates or successfully commercializing or competing in the market for certain indications. If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.
•
Should we resume development of our product candidates, if we lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop our product candidates will be impaired and our business may be harmed.
•
The trading price of our common stock has been, and will likely continue to be, highly volatile. As a result of this volatility, investors may not be able to sell common stock at or above the purchase price and may lose some or all of their investment.

This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in this Annual Report on Form 10-K.

PART I

Except where the context otherwise requires or where otherwise indicated, the terms “Magenta,” “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to Magenta Therapeutics, Inc. and its consolidated subsidiary.

ITEM 1. BUSINESS

Overview

Magenta Therapeutics, Inc. is a biotechnology company focused on improving stem cell transplantation.

In February 2023, after a review of Magenta’s programs, resources and capabilities, including anticipated costs and timelines, we announced the decision to halt further development of our programs. Specifically, we discontinued the MGTA-117 Phase 1/2 clinical trial in patients with relapsed/refractory acute myeloid leukemia, or R/R AML, and myelodysplastic syndromes, or MDS. We discontinued the MGTA-145 Phase 2 stem cell mobilization clinical trial in patients with sickle cell disease, or SCD. Lastly, we stopped incurring certain costs relating to MGTA-45, including manufacturing and costs relating to certain other activities that were intended to support an investigative new drug application, or IND, for MGTA-45 (previously named CD45-ADC). As a result of these decisions, we conducted a corporate restructuring that resulted in a reduction in our workforce by 84%.

Coinciding with the decisions related to the programs and across the portfolio, we announced that we intended to conduct a comprehensive review of strategic alternatives for the company and its assets. As part of our strategic review process, we are exploring potential strategic alternatives that include, without limitation, an acquisition, merger, business combination or other transaction. We are also exploring strategic transactions regarding our product candidates and related assets, including, without limitation, licensing transactions and asset sales. There can be no assurance that the strategic review process or any transaction relating to a specific asset, will result in Magenta pursuing such a transaction(s), or that any transaction(s), if pursued, will be completed on terms favorable to Magenta and its stockholders in the existing Magenta entity or any possible entity that results from a combination of entities. If the strategic review process is unsuccessful, our board of directors may decide to pursue a dissolution and liquidation of Magenta.

Our product candidates have been designed to improve the patient experience when preparing for stem cell transplant or gene therapy. Our MGTA-117 product candidate was designed as an antibody drug conjugate, or ADC, designed to deplete CD117-expressing stem cells in the bone marrow in order to make room for subsequently transplanted stem cells or ex vivo gene therapy products. The process of making room in the bone marrow is known as conditioning, and the current standard of care for conditioning utilizes chemotoxic agents. Our second targeted conditioning product candidate, MGTA-45, is an ADC designed to selectively target and deplete both stem cells and immune cells, and it is intended to replace the use of chemotherapy-based conditioning prior to stem cell transplant in patients with blood cancers and autoimmune diseases. Lastly, our MGTA-145 product candidate, in combination with plerixafor, is designed to improve the stem cell mobilization process by which stem cells are mobilized out of the bone marrow and into the bloodstream to facilitate their collection for subsequent transplant back into the body for the purpose of resetting the immune system.

In January 2023, we voluntarily paused dosing in our MGTA-117 Phase 1/2 clinical trial for MGTA-117 in patients with R/R AML and MDS after the last participant dosed in Cohort 3 in the clinical trial experienced a Grade 5 serious adverse event, or SAE (respiratory failure and cardiac arrest resulting in death) deemed to be possibly related to MGTA-117. This safety event was reported to the FDA as the study’s third safety event which is of a type referred to as a “Suspected, Unexpected, Serious Adverse Reaction,” or SUSAR. The FDA subsequently placed the study on partial clinical hold in February 2023.

In April 2022, we announced a plan to more narrowly focus our capital allocation on the MGTA-117 targeted conditioning program, the MGTA-45 IND-enabling activities and the MGTA-145 stem cell mobilization efforts in sickle cell disease while also de-prioritizing other portfolio investments. We made certain reductions in our planned spending related to research platform-related investments in new disease targets, paused certain MGTA-145 investments, including the program’s planned MGTA-145 dosing and administration optimization clinical trial in healthy subjects and reduced planned general and administrative expenses. In connection with these reductions to our planned spending, we also reduced our workforce by 14%.

Our Strategy

Our strategy is to continue exploring strategic alternatives that include, without limitation, an acquisition, merger, business combination or other transaction. We are also exploring strategic transactions regarding our product candidates and related assets, including, without limitation, licensing transactions and asset sales.

Our Product Candidates to Date

Stem Cell Transplant Overview

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

Conditioning Opportunity

Before a patient can receive a stem cell transplant, patients must be prepared, or conditioned, for transplant. Conditioning is intended to be a final attempt to deplete disease-causing cells circulating in the blood stream or found in the bone marrow. It is also intended to deplete a sufficient number of cells, such as HSCs, in the bone marrow to make room for newly transplanted stem cells that will rebuild the healthy blood and immune system or, in the case of gene therapy, newly transplanted gene edited cells intended to address a genetic disease. Conditioning for stem cell transplant and gene therapy is currently burdensome and risky for both pediatric and adult patients. The agents used today are non-targeted and involve high doses of systemic, toxic chemotherapy and/or radiation, which are known carcinogens and increase the risk of developing cancer. The current treatments eradicate the stem cells, immune cells, and diseased cells but also indiscriminately damage DNA and kill normal, healthy cells in the body. These conditioning regimens can cause long-term lung injury and liver toxicity, serious infections, organ failure, infertility, secondary cancers and even death. Nearly all transplant patients experience complications as a result of current conditioning treatments, and conditioning toxicity is responsible for up to 35% of mortality following allogeneic transplants.

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

Currently only approximately 6% of eligible patients with multiple sclerosis and scleroderma receive a stem cell transplant, in part due to the significant risks of conditioning. Magenta’s targeted conditioning programs have also been designed to expand the number of autoimmune patients who can benefit from immune reset with effective and safe targeted conditioning.

Magenta’s Targeted Conditioning Product Candidates

Magenta’s targeted conditioning product candidates have been designed to address the unmet need in conditioning for stem cell transplantation or ex vivo gene therapy with a goal of being less toxic than the current radiation and chemotherapy-based treatments.

The Magenta programs have been developed with a focus on targeted conditioning where only specific cell types are removed and it is more tailored to the patient’s disease and transplant requirements.

MGTA-117 and MGTA-45 utilize antibody drug conjugates, or ADCs, where a monoclonal antibody which is specific for a cell surface protein is coupled with a payload that enables cell depletion. The antibody and the payload are conjugated to each other via a molecule known as a linker. The approach is intended to allow the ADC to bind to the receptor on the cell targeted for depletion and release the payload inside the target cell to cause the target cell’s depletion.

In our development of ADCs for use in conditioning, Magenta sought to optimize several key parameters:

•
First, the antibody component of the ADC must specifically target a receptor that is expressed on the cells of interest.
•
Second, to comply with typical stem cell transplant conditioning timelines, the ADC must have suitable potency to ensure that the agent is able to deplete the target cells rapidly, in days rather than weeks or months.
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

MGTA-117

MGTA-117 is an anti-CD117 antibody conjugated to an amanitin payload, and it targets CD117, also known as c-Kit, which is highly expressed on HSCs and leukemia cells. MGTA-117 has been designed to deplete CD117-expressing target cells in the blood and/or bone marrow prior to a patient undergoing stem cell transplant or receiving an ex vivo gene therapy product. One of the primary goals of MGTA-117 was to lessen the need for high-dose or high-intensity chemotherapeutic agents prior to such transplant or gene therapy. In the case of HSC based gene therapy applications, a goal of MGTA-117 was to potentially eliminate the need for chemotherapeutic agents altogether.

Clinical Development of MGTA-117

In the first quarter of 2022, we initiated the Phase 1/2 clinical trial for MGTA-117 in patients with relapsed/refractory AML and MDS, and the trial was designed as a multi-center, open-label, single-ascending-dose clinical trial. Dose escalation in the clinical trial was designed as a modified Fibonacci sequence. The primary outcomes for the clinical trial were defined as the evaluation of the safety profile, pharmacokinetics and pharmacodynamics of MGTA-117 as a single dose.

We reported early clinical observations from Cohort 1 (dose level 0.02 mg/kg) on May 16, 2022 that indicated evidence of MGTA-117’s potential to bind CD117+ cells, reduce CD117+ erythroid progenitor cells in the bone marrow, reduce leukemic blasts in the bone marrow, rapidly clear the body and maintain a favorable tolerability profile.

On December 12, 2022, we announced preliminary clinical results for MGTA-117 from 15 patients across the first three dose-escalation cohorts and showed single-agent activity with no dose-limiting toxicities, or DLTs. In the fourth quarter of 2022, we initiated formal engagements with regulatory agencies to transition MGTA-117 into the transplant-eligible AML and MDS patient population, with the intention of engaging regulators in the first half of 2023. Enrollment of the trial continued into Cohort 4 (dose level 0.13 mg/kg).

On December 20, 2022, we announced that we stopped dosing in Cohort 4, pursuant to the clinical trial protocol, due to the observance of DLTs involving pulmonary distress, in two of the three participants dosed in Cohort 4. As a result of these observations and due to the unexpected nature of the pulmonary involvement, two SUSARs were reported to the U.S. Food and Drug Administration, or FDA. In accordance with the clinical trial protocol and, following the recommendation of the trial’s safety Cohort Review Committee, we resumed dosing in Cohort 3 (dose level 0.08 mg/kg). Each of the Cohort 4 participants who experienced a DLT subsequently recovered, and all three participants in Cohort 4 (3/3) with relapsed or refractory disease achieved morphologic and molecular remission in the bone marrow resulting in eligibility for transplant.

On January 25, 2023, we announced that the last participant dosed in Cohort 3 (dose level 0.08 mg/kg) in the clinical trial experienced a Grade 5 SAE (respiratory failure and cardiac arrest resulting in death) deemed to be possibly related to MGTA-117, and this was reported to the FDA as a SUSAR because the event was still deemed to be unexpected at the time. After consultation with the trial’s safety Cohort Review Committee, and with the highest regard for patient safety, we voluntarily paused all dosing in the clinical trial. The FDA subsequently placed the study on partial clinical hold in February 2023.

Following these events, Magenta reviewed the MGTA-117 program as well as its broader program portfolio both as stand-alone programs and collectively. In February 2023, after a thorough review of internal and external factors, we announced the decision to halt further development of Magenta’s programs and to conduct a comprehensive review of strategic alternatives for the programs and the company. As a result of that decision, we discontinued the MGTA-117 Phase 1/2 clinical trial.

MGTA-117 Clinical Data

Magenta conducted the Phase 1/2 clinical trial in R/R AML and MDS patients in which 22 participants who were ineligible for stem cell transplant due to their disease burden were dosed with MGTA-117, administered intravenously as a single dose. After treatment with MGTA-117, five study participants became eligible for and progressed to stem cell transplant. Six clinically meaningful responses were observed: four participants experienced complete remission with incomplete count recovery (CRi), and two participants experienced bone marrow complete remissions (Marrow CR). Three study participants experienced DLTs, two in Cohort 4 and one in Cohort 3, which were reported to the FDA as SUSARs. Magenta terminated the clinical trial in February 2023.

The clinical trial data were presented as a poster at the Transplantation and Cellular Therapy Conference, or TCT, on February 15-18, 2023. The poster is as follows below and was entitled “MGTA-117, an Anti-CD117-Amanitin Antibody-Drug Conjugate, in Participants With Relapsed/Refractory Adult Acute Myeloid Leukemia (AML) and Myelodysplasia With Excess Blasts (MDS-EB): Safety, Pharmacokinetics, and Pharmacodynamics Initial Findings from a Phase 1/2 Study”.

Depletion Data

Depletion in Blood (N=20)

%Change in CD117+ Blasts Relative to Baseline
2000
0
-20
-40
-60
-80
-100
Participant #:
1 2 3 4 6 15 8 7 9 19 10 12 11 13 20 14 21 16 17 18
Cohort 1 (n=4)
Cohort 2 (n=5)
Cohort 3 (n=8)
Cohort 4 (n=3)

- CD117⁺ blast cell depletion was observed in the blood in Cohorts 2, 3 and 4
- Increasing levels of depletion was observed with higher dose levels
- These findings were consistent with higher and longer receptor occupancy in the blood at higher dose levels

Depletion in Bone Marrow (N=16)

%Change in BM Blasts Relative to Baseline
100
50
0
-50
-100
Participant:
1 3 11 12 19 7 6 9 13 21 14 20 2 18 17 16
Marrow CR
Marrow CR
CRi
CRi
CRi
CRi
Cohort 1 (n=3)
Cohort 2 (n=3)
Cohort 3 (n=7)
Cohort 4 (n=3)

- Six clinically meaningful responses (4 CRi, 2 Marrow CR) were observed across dose levels
- 55% of bone marrow evaluable participants had a reduction in blasts across dose levels
- 100% of Cohort 4 participants (3/3) with R/R disease achieved morphologic and molecular remission in the bone marrow and are progressing to transplant

Pharmacokinetics and Receptor Occupancy, or RO, Data

Pharmacokinetics (N=19)

MGTA-117 Concentration (ng/ml)
2500
2000
1500
1000
500
0
0
24
48
72
96
120
144
Time (hours)
mean + standard deviation
Cohort 1 (n=4)
Cohort 2 (n=6)
Cohort 3 (n=6)
Cohort 4 (n=3)

- Maximum concentrations of MGTA-117 reached in all participants within 2-4 hours of dosing
- As expected, there was rapid clearance in all Cohorts and non-linear clearance was observed in Cohort 4
- Confirmed *in vivo* stability of ADC: no free payload detectable at any timepoint after dosing (n=19)

Receptor Occupancy (N=21)

%Receptor Occupancy
100
75
50
25
0
0
24
48
72
96
120
144
Time (hours)
mean + standard deviation
Cohort 1 (n=4)
Cohort 2 (n=6)
Cohort 3 (n=9)
Cohort 4 (n=3)

- Binding of $CD117^{+}$ cells was observed in all participants within 15 minutes after dosing
- Greater levels and longer duration of RO was observed in higher dose cohorts
- >90% RO for 48 hours was observed in Cohort 4

Safety and Tolerability Data

Collaborations Regarding MGTA-117

We had entered into two research and clinical collaborations to evaluate the potential utility of MGTA-117 for conditioning of patients prior to stem cell-based gene therapies:

•
Lysosomal Storage Disorders. We entered into an agreement with AVROBIO, Inc. to evaluate the potential utility of MGTA-117 for conditioning of patients receiving one or more of AVROBIO, Inc.’s investigational lentiviral gene therapies. We terminated this agreement in February 2023.
•
Hemoglobinopathies. We entered into an agreement with Beam Therapeutics, Inc. to evaluate the potential utility of MGTA-117 for conditioning of patients with sickle cell disease and beta-thalassemia receiving Beam Therapeutics, Inc.’s base editing gene therapies. We terminated this agreement in February 2023.

MGTA-45

Our second ADC-based conditioning program, MGTA-45 (formerly known as CD45-ADC) is an anti-human CD45 antibody conjugated to a DNA-interacting payload, which is highly expressed on HSCs, leukemia cells and immune cells. It is designed to deplete CD45-expressing target cells in the blood and/or bone marrow prior to a patient undergoing either an allogeneic stem cell transplant, likely to treat leukemia, or an autologous transplant for severe autoimmune disease. The ability of MGTA-45 to deplete both HSC’s and immune cells is a critical aspect of the immune reset needed for the treatment of severe autoimmune disease. Similarly, in the allogeneic blood cancer transplant setting, the depletion of host immune cells is critical to address immune-mediated rejection of the incoming foreign stem cells. Additionally, MGTA-45 has the potential to target blood cancer cells expressing CD45 which may provide additional therapeutic benefit for cancer patients.

Development of MGTA-45

In the third quarter of 2022, we successfully completed a dose-ranging toxicology preclinical study. Good Manufacturing Practice, or GMP, manufacturing and other IND,-enabling activities were ongoing for the MGTA-45 program as of December 2022. In January 2023, the FDA provided feedback in a Type B response on our proposed Good Laboratory Practice, or GLP, toxicological study design and our first-in-human design, including our proposed starting dose and further dose escalations.

After our February 2023 announcement to conduct a comprehensive review of strategic alternatives for our programs and the company, we made the decision to stop incurring certain costs relating to MGTA-45 as part of our efforts to explore a program-specific transaction, including a potential licensing transaction or a sale of the asset, given the program’s early and promising profile.

MGTA-45 Preclinical Data

Magenta’s preclinical studies demonstrated that targeting CD45-expressing hematopoietic cells with MGTA-45 potently depleted HSCs, CD45-expressing leukemia cells and immune cells in vitro. In healthy non-human primates, a single dose of MGTA-45 depleted HSCs in the bone marrow, depleted immune cells in the bone marrow and blood and enabled autologous HSC transplant in a clinically relevant nonhuman primate gene-therapy model. MGTA-45 also significantly extended survival in a patient-derived xenograft model of AML R/R compared to standard of care. These MGTA-45 preclinical data were presented as a poster at TCT on February 15-18, 2023.

Stem Cell Mobilization Opportunity

Stem cell mobilization is a process by which stem cells are stimulated out of the bone marrow and into the bloodstream so that they are available for collection for future reinfusion. The collected cells are then preserved, frozen, and stored until the time of transplant. We developed MGTA-145 as a new approach to stem cell mobilization. There are three methods of mobilizing and collecting stem cells from either patients or healthy donors for transplant:

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

Successful stem cell transplant requires collection of HSCs in both sufficient number and functionality, whether from the patient or a donor, to allow for robust engraftment and rebuilding of the blood and immune systems. Higher cell doses are associated with better outcomes and are especially important for gene therapy applications, which require processing of the stem cells following collection. Mobilizing stem cells from the bone marrow to the blood has been shown to be an effective way to collect stem cells for transplant. Approximately 85% of the approximately 90,000 stem cell transplants performed globally each year use mobilization and collection in the peripheral blood from either donors or patients.

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

The current unpredictability and inefficiency of stem cell mobilization and collection can also pose a significant logistical burden on transplant and apheresis centers. When planning for a patient’s transplant, transplanting physicians cannot reliably predict at the outset how long it will take to collect the number of cells required. In addition, each day scheduled for attempted mobilization and collection can cause an accumulation of both the direct costs associated with the repeated use of mobilization agents and other healthcare resources, including personnel time, and the indirect costs associated with the need to block time in the limited number of apheresis chairs in transplant centers that are used to collect stem cells. It is difficult to predict whether mobilization with G-CSF will be successful, especially in heavily treated blood cancer patients. Many patients require multiple collections, including approximately 40% of blood cancer patients. Finally, patients with sickle cell disease can have severe side effects with G-CSF, including potentially fatal complications, and therefore, plerixafor is the only available mobilization option for sickle cell disease patients. However, because of its poor efficacy as a standalone agent and the high number of stem cells required for a transplant in sickle cell disease, multiple doses of plerixafor and collections are needed in approximately 75% of sickle cell disease patients.

MGTA-145

MGTA-145 has been designed to be a potential first-line standard of care for stem cell mobilization in a broad range of diseases, for both autologous and allogeneic transplants. MGTA-145, a CXCR2 agonist, works in combination with plerixafor, a CXCR4 antagonist, to harness the physiological mechanism of stem cell mobilization. MGTA-145 received Orphan Drug Designation from the FDA for mobilization of HSCs to the peripheral blood for collection and subsequent transplant.

In February 2023, after a thorough review of internal and external factors, we announced the decision to halt further development of Magenta’s programs and to conduct a comprehensive review of strategic alternatives for the programs and the company. As a result of that decision, we discontinued the Phase 2 clinical trial in SCD.

Clinical Development of MGTA-145

MGTA-145 Phase 1 Clinical Data – Healthy Subjects

Our Phase 1 clinical trial of MGTA-145 plus plerixafor in healthy subjects met all primary and secondary endpoints. Clinical endpoints included safety and tolerability, pharmacokinetics, target engagement and pharmacodynamic effects. Data from the trial presented at the ASH annual meeting in December 2020 showed that MGTA-145 was safe and well tolerated as a single agent and in combination with plerixafor, and that MGTA-145 in combination with plerixafor demonstrated rapid, single-day mobilization and collection of sufficient numbers of functional stem cells. MGTA-145 was shown to engage CXCR2 on neutrophils to mobilize CD34+ stem cells into peripheral blood with limited neutrophil activation, which may minimize risk of vaso-occlusive crises in patients with sickle cell disease.

MGTA-145 Phase 2 Clinical Data – Phase 2 Investigator-Initiated Trial in Multiple Myeloma

Magenta supported a Phase 2 investigator-initiated clinical trial at Stanford University evaluating the utility of MGTA-145, combination with plerixafor, in mobilizing and collecting stem cells from 25 multiple myeloma patients. The clinical trial showed that MGTA-145, in combination with plerixafor, mobilized a sufficient number of stem cells for transplantation and met the trial’s primary endpoint in 88% of patients (22/25). As we reported previously, all patients transplanted with cells mobilized by MGTA-145 plus plerixafor had successful engraftment (18/18 patients) with prolonged durability through the 100-day follow-up period (13/13 patients) which were two key exploratory endpoints. The regimen was generally well-tolerated.

Upon conclusion of the trial, we decided that a dosing and administration optimization clinical trial would be more beneficial to the overall MGTA-145 program due to its applicability to both allogeneic and autologous mobilization. But ultimately, we did not initiate that planned study due to the unfavorable state of the capital markets for biotechnology companies and our decision in April 2022 to more narrowly focus our capital allocation on MGTA-117 and the MGTA-145 Phase 2 stem cell mobilization clinical trial in patients with SCD.

Phase 2 Sickle Cell Disease Stem Cell Mobilization and Collection (Cell Characterization; Pre-Clinical Gene Modification Model).

We entered into a Phase 2 clinical collaboration with bluebird bio, Inc. to evaluate the safety and potential utility of MGTA-145, in combination with plerixafor, for the mobilization and collection of stem cells in patients with sickle cell disease. Under the agreement, the companies would co-fund the clinical trial. Each party planned to characterize the collected cells, and we planned to gene-modify the cells and transplant them into established pre-clinical models to evaluate engraftment. Data from this clinical trial were intended to provide proof-of-concept for MGTA-145, in combination with plerixafor, as the preferred mobilization regimen for patients with sickle cell disease and, more broadly, across all HSC gene therapy applications. No meaningful data sets were collected in the clinical trial due to a lack of enrollment. In February 2023, we discontinued the clinical trial. We subsequently terminated the collaboration agreement with bluebird.

Magenta’s Research Programs

Our research efforts most recently focused on future ADC-based conditioning programs. Our most advanced research program targets a receptor that is expressed on T cells, a type of immune cell. T cell depletion is currently performed with highly toxic, non-specific drugs which can lead to immune deficiency, infections and other complications, including secondary autoimmune reactions. We were pursuing targets expressed on the surfaces of T cells with the goal of offering a safer and more optimized targeted conditioning approach through T cell depletion before cell therapy such as CAR-T and/or Natural Killer cell therapy for blood cancers, prevention of stem cell rejection prior to allogeneic stem cell transplant or achievement of immune system reset through autologous stem cell transplant in patients with autoimmune diseases.

In February 2023, after a review of Magenta’s business, programs, resources and capabilities, we announced the decision to halt further development of Magenta’s programs and to conduct a comprehensive review of strategic alternatives. As a result of that decision, we ceased development of our research programs.

Manufacturing

We do not own or operate, and have no plans to establish, any manufacturing facilities. We have historically relied upon, and continue to rely upon, third-party contract development and manufacturing organizations, or CDMOs, for raw materials, drug substance and drug product for preclinical research and ongoing clinical trials, as needed. In February 2023, after a review of Magenta’s business, programs, resources and capabilities, we announced the decision to conduct a comprehensive review of strategic alternatives. As a result of that decision, we are in the process of terminating certain manufacturing-related relationships.

Competition

The biotechnology industry is extremely competitive in the race to develop new products and treatment modalities. We may face competition from companies focused on traditional therapeutic modalities, such as small molecules and antibodies, as well as companies developing next-generation cell therapies. Competition is likely to come from multiple sources, including larger pharmaceutical companies, biotechnology companies and academia. Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals, and product marketing than we currently do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

As part of our strategic review process, we began exploring potential strategic alternatives that include, without limitation, an acquisition, merger, business combination or other transaction. We are also exploring strategic transactions regarding our product candidates and related assets, including, without limitation, licensing transactions and asset sales.

Given the economic downturn in the capital markets, and in the biotechnology sector in particular, we may face substantial competition for attractive counterparties for any of the proposed strategic transactions we are reviewing. For example, there may be many other biotech and pharmaceutical companies that halt development of their programs and instead choose to pursue strategic transactions like the ones we are currently exploring. These companies may possess greater financial and managerial resources than we do, and they may have more attractive product candidates, intellectual property or other assets. As a result, these other companies may prove to be more attractive than Magenta to counterparties pursuing strategic transactions. There can be no assurance that our strategic review process will result in Magenta pursuing a transaction, or that any transaction, if pursued, will be completed on terms favorable to Magenta and its stockholders.

Licenses and Collaborations

For a description of our licenses and collaboration agreements, see Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Intellectual Property

Overview

We strive to protect the proprietary product candidates and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technologies, diagnostics, and other inventions. As of December 31, 2022, our patent portfolio was composed of more than 15 issued patents and more than 250 pending patent applications in the U.S. and foreign jurisdictions. In addition, we have licensed more than 100 issued patents and pending patent applications in the U.S. and foreign jurisdictions.

Company-Owned Patent Rights Relating to Our Targeted Conditioning and Post-Transplant Complications Programs

With regard to our targeted conditioning and post-transplant complications programs, our owned patent portfolio includes six issued U.S. patents, eleven issued foreign patents, and more than 200 pending patent applications in the U.S. and foreign jurisdictions. Our targeted conditioning and post-transplant complications patent portfolio includes, for example, composition of matter and methods of use claims directed to program-specific ADCs and antibodies, as well as claims directed more generally to our targeted conditioning and post-transplant complications programs that provide coverage for multiple programs.

Our CD117 patent portfolio contains patent families directed to compositions and methods for the depletion of CD117+ cells as well as patent families directed to the MGTA-117 composition of matter and methods of use. As of December 31, 2022, our CD117 patent portfolio included three issued U.S. patents, more than eight pending U.S. patent applications, more than 70 patents and pending patent applications in foreign jurisdictions, five families of pending U.S. provisional patent applications, and a pending Patent Cooperation Treaty, or PCT, patent application. The issued U.S. patent would be expected to expire in 2037, absent any applicable patent term extensions. Any other patents that issue from the pending patent applications in this portfolio would be expected to expire between 2037 and 2041, absent any applicable patent term extensions.

Company-Owned Patent Rights Relating to Our Mobilization Program

Our MGTA-145 patent portfolio contains patent families directed to methods of mobilizing HSCs. As of December 31, 2022, we owned two issued U.S. patents, six pending U.S. patent applications, more than 14 pending foreign patent applications, and one pending PCT patent application, and we co-owned one pending U.S. patent application and six pending foreign patent applications. The issued U.S. patent would be expected to expire in 2037, absent any applicable patent term extensions. Any other patents that issue from the pending patent applications would be expected to expire between 2037 and 2042, absent any applicable patent term extensions.

Company-Owned Patent Rights Relating to Our Cell Therapy Programs

Our cell therapy patent portfolio contains patent families directed to compositions of matter for aryl hydrocarbon receptor antagonists, including E478, methods of using these compounds, and methods of treatment using expanded HSCs. As of December 31, 2022, we owned three issued U.S. patents, seven pending U.S. patent applications, and more than 50 pending patent applications in foreign jurisdictions. The issued U.S. patents would be expected to expire in 2038, absent any applicable patent term extensions. Any patents that issue from the pending patent applications would be expected to expire between 2038 and 2039, absent any applicable patent term extensions.

In-Licensed Harvard Portfolio

We have exclusively licensed a patent portfolio from the President and Fellows of Harvard College, or Harvard, applicable to our targeted conditioning and mobilization programs that contains patent families directed to compositions and methods for non-myeloablative conditioning, compositions, and methods for mobilizing HSCs, and highly engraftable hematopoietic stem cells and their uses. As of December 31, 2022, this patent portfolio included four issued U.S. patents, four pending U.S. patent applications, and more than 30 patents and pending patent applications in foreign jurisdictions. The issued U.S. patents would be expected to expire in 2034 and 2036, absent any applicable patent term extensions. Any patents that issue from the pending patent applications in this patent portfolio would be expected to expire between 2034 and 2037, absent any applicable patent term extensions.

In-Licensed Heidelberg Portfolio

We have licensed a patent portfolio from Heidelberg Pharma applicable to our targeted conditioning and post-transplant complications programs that contains patent families directed to amatoxin conjugates, methods of treatment, and methods of synthesizing amatoxins. As of December 31, 2022, these families included more than 90 issued patents and pending patent applications in jurisdictions worldwide. The issued patents and any other patents that issue from these families would be expected to expire between 2030 and 2040, absent any applicable patent term extensions.

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

Governmental Regulation

Compliance with various governmental regulations has an impact on our business, including our capital expenditures and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, tax laws and regulations, environmental and health and safety laws and regulations and the regulations that govern our products and drug discovery efforts. Government authorities in the U.S. at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as MGTA-117, MGTA-145 and any product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

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

MGTA-117, MGTA-145 and any other product candidates must be approved by the FDA through either a New Drug Application, or NDA, or a Biologics License Application, or BLA, process before they may be legally marketed in the U.S. The process generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;
•
submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
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
•
payment of user fees for FDA review of the NDA or BLA, unless a waiver is applicable; and
•
FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the U.S.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and the regulatory scheme for drugs and biologics is evolving and subject to change at any time. Should we resume the development of our product candidates, we cannot be certain that any approvals for our product candidates will be granted on a timely basis, or at all.

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

An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA unless, before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. The FDA may also impose clinical holds at any time before or during clinical trials due to safety concerns or noncompliance and may be imposed on all products within a certain class of products.

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

Expedited development and review programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. For a fast track-designated product, the FDA may consider sections of the NDA or BLA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. The sponsor can request that the FDA designate the product for fast track status any time before receiving NDA or BLA approval, but ideally no later than the pre-NDA or pre-BLA meeting. Additionally, the FDA may rescind a fast track designation if it believes that the designation is no longer supported by data emerging in the clinical trial process.

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

A product may also be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and demonstrates an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the disease or condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials with due diligence, and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date accelerated approval is granted. Additionally, under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation plus intensive guidance from the FDA to ensure an efficient drug development program. The FDA may rescind the designation if the product candidate does not continue to meet the criteria for breakthrough therapy designation.

As part of the 21st Century Cures Act, Congress amended the FDCA to facilitate an efficient development program for, and expedite review of, regenerative medicine advanced therapies, or RMATs, which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. RMATs do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the PHSA and 21 CFR Part 1271. This program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. A sponsor may request that the FDA designate a product candidate as an RMAT concurrently with, or at any time after, submission of an IND. The FDA has 60 calendar days to determine whether the product candidate meets the criteria, including whether there is preliminary clinical evidence indicating that the product candidate has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real world evidence, such as electronic health records, the collection of larger confirmatory data sets, or post-approval monitoring of all patients treated with such therapy prior to its approval. The FDA may rescind RMAT designation if the product is no longer meeting the criteria for such designation.

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

The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer, pay or provide any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties for each violation, plus up to three times the renumeration involved, and exclusion from participation in federal healthcare programs. The government may also assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for the purposes of the federal False Claims Act or federal civil monetary penalties. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, including the Final Omnibus Rule published in January 2013, also imposes obligations, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The Physician Payments Sunshine Act of 2010, as amended by the Health Care and Education Reconciliation Act, requires applicable manufacturers of covered drugs, biologics, and medical supplies (those paid for by a federal healthcare program) to report annually to CMS information related to any payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Federal government price reporting laws require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs. Additionally, federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.

Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services. Such laws are generally broad and are enforced by various state agencies and private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts. For example, in California, the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Further, the CCPA creates a private right of action for certain data breaches that result in the loss of personal information of California residents, and this private right of action may increase the likelihood of, and risks associated with, data breach litigation. Currently, clinical trial data and information governed by HIPAA are exempt from the current version of the CCPA, but possible changes to the CCPA may broaden its scope. In addition, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020 and became effective on January 1, 2023. The amendments to the CCPA introduced by the CPRA impose additional obligations on covered businesses and enhances the protections provided for by the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The changes introduced by the CPRA also create a new state agency that will be vested with authority to implement and enforce the CCPA. Similar laws have been proposed, and likely will be proposed, in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, on March 2, 2021, the Virginia Consumer Data Protection Act, or CDPA, was signed into law. This new measure which became effective January 1, 2023 contains provisions that, in addition to other mandates, require businesses subject to the legislation to conduct data protection assessments in certain circumstances and that require opt-in consent from Virginia consumers to process certain sensitive personal information. Further data privacy and security laws and regulations in foreign jurisdictions may be more stringent than those in the U.S. (such as the European Union, which adopted the GDPR, which became effective in May 2018). Analogous state laws may additionally govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.

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

In 2010, the Congress enacted the ACA, which, among other things:

•
created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
•
expanded eligibility criteria for Medicaid programs, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•
expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program;

•
expanded the types of entities eligible for the 340B drug discount program;
•
established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
•
created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
The Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
•
The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
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
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

President Biden has also issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of FDA approval of any product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

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

A reference biological product is granted four and twelve year exclusivity periods from the time of first licensure of the product. The FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and the FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the U.S. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor. In addition, the first biologic submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product is eligible for a period of exclusivity against other biologics submitted under the abbreviated approval pathway during which time the FDA may not determine that another product is interchangeable with the same reference product for any condition of use. The FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing. This exclusivity period, which may be shared amongst multiple first interchangeable products, lasts for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologic’s patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

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

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which replaced the previous Clinical Trials Directive 2001/20/EC on January 31, 2022. It overhauls the previous system of approvals for clinical trials in the European Union, and is aimed at harmonizing and streamlining clinical-trial authorization (for example, by providing for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications), simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. The new Clinical Trials Regulation also ensures that the rules for conducting clinical trials in the European Union will be identical, as no national implementing legislation in each European Union Member State will be required.

European Union drug marketing

Much like the Anti-Kickback Statute prohibition in the U.S., the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union and the United Kingdom, or U.K. The provision of benefits or advantages to induce or reward improper performance generally is typically governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the U.K. Infringement of these laws could result in substantial fines and imprisonment. European Union Directive 2001/83/EC, which is the European Union Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the U.K. despite its departure from the European Union.

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

•
The centralized MA is issued by the European Commission, or EC, through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and is valid throughout the European Union and in the additional Member States of the European Economic Area, or EEA (Iceland, Norway and Liechtenstein). The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the European Union, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP.

Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the EC making the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
•
National MAs, which are issued by the competent authorities of the European Union Member States and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a European Union Member State, this national MA can be recognized in other European Union Member States through the mutual recognition procedure. If the product has not received a national MA in any European Union Member State at the time of application, it can be approved simultaneously in various European Union Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the European Union Member States in which an MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other European Union Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the European Union Member States (i.e., in the RMS and the Concerned Member States).

Under the above described procedures, before granting a MA, the EMA or the competent authorities of the European Union Member States make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the U.K. (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain is no longer covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs continue to be recognized in Northern Ireland for the time being). All medicinal products with an existing centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the U.K. medicines regulator, may rely on a decision taken by the EC on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of MAs made by the European Medicines Agency and certain other regulators. The MHRA also has the power to have regard to MAs approved in the European Union Member States through decentralized or mutual recognition procedures with a view to more quickly granting an MA in the U.K. or Great Britain.

European Union market and data exclusivity

In the European Union, innovative medicinal products qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the European Union. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained MA based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European Union orphan designation and exclusivity

In the European Union, the EMA’s Committee for Orphan Medicinal Products may grant orphan designation in respect of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions and either (i) such condition affects not more than 5 in 10,000 persons in the European Union or (ii) it is unlikely that the development of the medicine would generate sufficient return to justify the necessary investment in its development. In either case, the applicant must also demonstrate that no satisfactory method of diagnosis, prevention or treatment for the condition has been authorized (or, if such a method exists, the product would be a significant benefit to those affected compared to the product available).

In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. During this market exclusivity period, neither the EMA nor the EC nor any of the competent authorities in the European Union Members States can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. A marketing authorization may be granted to a similar medicinal product to an authorized orphan product during the market exclusivity period in very select cases, such as if (i) it is established that the similar medicinal product is safer, more effective or otherwise clinically superior to the authorized orphan product; (ii) the marketing authorization holder for the authorized orphan product consents to the similar medicinal product authorization; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Since January 1, 2021, a separate process for orphan designation has applied in Great Britain. There is no pre-marketing authorization orphan designation (as there is in the European Union) and the application for orphan designation is reviewed by the MHRA, at the time of the marketing authorization application. The criteria are the same as in the European Union, save that they apply to Great Britain only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain).

The aforementioned European Union rules are generally applicable in the EEA.

Brexit and the Regulatory Framework in the U.K.

The U.K. formally left the European Union on January 31, 2020, and the European Union and the U.K. have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of good manufacturing practice, inspections of manufacturing facilities for medicinal products and good manufacturing practice documents issued, but does not provide for wholesale mutual recognition of U.K. and European Union pharmaceutical regulations. At present, Great Britain has implemented European Union legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the European Union regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore aligns in many ways with European Union regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of U.K. and European Union pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of European Union pharmaceutical legislation under the TCA, under the new framework mentioned above which will be put in place by the MHRA from January 1, 2024, the MHRA has stated that it will take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a Great Britain MA. On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework.” This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. In particular, the MHRA will be responsible for approving all medicinal products destined for the U.K. market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single U.K.-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the U.K.. Once the Windsor Framework is approved by the EU-UK Joint Committee, the U.K. Government and the European Union will enact legislative measures to enact it into law.

European and United Kingdom Data Collection

The collection and use of personal health data in the European Union is governed, as of May 2018, by the General Data Protection Regulation, or GDPR. The GDPR imposes several requirements on companies that process personal data, including requirements relating to the processing of health and other sensitive data, the consent of the individuals to whom the personal data relates, the information provided to the individuals regarding data processing activities, the notification of data processing obligations to the competent national data protection authorities and certain measures to be taken when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data out of the EEA, including to the U.S. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the European Union Member States, may result in fines and other administrative penalties, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules, including as implemented by individual countries. In addition, further to the U.K.’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain U.K. specific amendments) into U.K. law (referred to as the U.K. GDPR). The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. The U.K. has announced plans to reform its data protection legal framework in its Data Reform Bill, but those have been put on hold. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

The GDPR and the U.K. GDPR prohibit the transfer of personal data from the EEA or the U.K. to third countries that are not considered to provide adequate protections are provided for personal data, including the U.S. With regard to transfers of personal data from the EEA, transfers to third countries that have not been approved as “adequate” are prohibited unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses, or SCCs, approved by the EC or binding corporate rules, or a derogation applies. In the past, companies in the U.S. were able to rely upon the Privacy Shield framework to legitimize data transfers from the EEA to the U.S. In July 2020, the Court of Justice of the European Union, or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems, or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that it failed to offer adequate protections to EEA personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, published by the EC are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EEA, and required businesses to adopt supplementary measures if such standard is not met.

On June 4, 2021, the EC issued new SCCs that account for the CJEU’s decision and other developments, which need to be put in place for new contracts involving the transfer of personal data from the EEA to a third country since September 27, 2021, and incorporated into existing contracts since December 27, 2022. The New SCCs do not apply to the U.K., but the U.K. Information Commissioner’s Office has published its own transfer mechanism, the International Data Transfer Agreement, or U.K. IDTA, which entered into force on 21 March 2022, and enables data transfers originating from the U.K. It requires a similar assessment of the data protection provided in the importer’s country. The U.K. IDTA needs to be concluded in new contracts involving the transfer of personal data from the U.K. since 22 September 2022. Organizations have until 21 March 2024 to update existing agreements. On March 25, 2022, the EC and the U.S. announced to have reached a political agreement on a new “Trans-Atlantic Data Privacy Framework”, which will replace the invalidated Privacy Shield and on December 13, 2022, the EC published a draft adequacy decision on the Trans-Atlantic Data Privacy Framework. We will be required to implement these new safeguards when conducting restricted cross-border data transfers and doing so will require significant effort and cost. These and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.

Although the U.K. is regarded as a third country under the GDPR, on June 28, 2021, the EC adopted an adequacy decision in respect of transfers of personal data to the U.K. for a four-year period (until June 27, 2025). Similarly, the U.K. has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the U.K. and the EEA remain unaffected.

As these privacy, data protection and data security laws continue to evolve, we may be required to make changes to our business, including by taking on more onerous obligations in our contracts, limiting our storage, transfer and processing of data and, in some cases, limiting our activities in certain locations. Changes in these laws may also increase our potential exposure through significantly higher potential penalties for non-compliance. In addition, due to the uncertainty and potentially conflicting interpretations of these laws, it is possible that such laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with applicable laws or satisfactorily protect personal data could result in governmental enforcement actions, litigation, or negative publicity, any of which could inhibit our ability to grow our business.

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

Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

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

The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Third-party payors are also increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various European Union Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other trials that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world but have been most drastic in the European Union.

Human Capital Resources

As of December 31, 2022, we had 67 full-time employees, and 47 of our employees were engaged in research and development activities. As of March 20, 2023, we had 11 full-time employees.

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our employees. At Magenta, we celebrate our differences and value the power of a diverse array of people who bring all of themselves to their work. We embrace cultural, racial, gender, cognitive, social and professional diversity, and we prioritize employee development and seek to align employees’ goals with Magenta’s overall strategic direction. We use our equity incentive plan to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards to achieve short- and long-term results that are in the best interests of investors, Magenta’s mission and our patients. For additional information on the impact of coronavirus, or COVID-19, on our employees, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of the Ongoing COVID-19 Pandemic.”

Our Corporate Information

We were incorporated under the laws of the State of Delaware on June 17, 2015 under the name HSCTCo Therapeutics, Inc. In February 2016, we changed our name to Magenta Therapeutics, Inc.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, as defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Available Information

Our Internet address is www.magentatx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Risks Related to the Strategic Alternative Process and Potential Strategic Transaction

We may not be successful in identifying and implementing any strategic transaction, and any strategic transactions that we may consummate in the future could have negative consequences.

We are continuing to evaluate all potential strategic options for the company, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. We are also exploring strategic transactions regarding our product candidates and related assets, including, without limitation, licensing transactions and asset sales. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction or that any transaction, if pursued, will be completed on attractive terms, within the anticipated timing, or at all. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

If we are not successful in setting forth a new strategic path for Magenta, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of Magenta could cause our stock price to fluctuate significantly.

We may not realize any additional value in a strategic transaction.

Potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets and our public listing. Further, should we resume development of our product candidates, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
increased near-term and long-term expenditures;
•
exposure to unknown liabilities;

•
higher than expected acquisition or integration costs;
•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
•
increased amortization expenses;
•
difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•
inability to retain key employees of our company or any acquired business; and
•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In April of 2022, and then again in February 2023, we undertook an organizational restructuring that significantly reduced our workforce in order to conserve our capital resources. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In April 2022, and then again in February 2023, we undertook an organizational restructuring that significantly reduced our workforce, including the departure of our chief executive officer. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. Employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees.

The impact and results of our ongoing strategic process are uncertain and may not be successful.

Our board of directors remains dedicated to diligently deliberating upon, and making informed decisions that the directors believe are in the best interests of the company and its stockholders. There can be no assurance, however, that the company’s current strategic direction, or the board’s evaluation of strategic alternatives, will result in any initiatives, agreements, transactions or plans that will further enhance stockholder value.

In addition, given the substantial restructuring of our operations over the past several years, it may be difficult to evaluate our current business and future prospects on the basis of historical operating performance.

We may become involved in litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a biotechnology company focused on improving stem cell transplantation, and we have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable.

We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur expenses related to our ongoing operations. To date, we have invested substantially all of our efforts and financial resources in the research and development of our product candidates. In December 2022, we announced that we had stopped dosing in Cohort 4 (dose level 0.13 mg/kg) of the Phase 1/2 clinical trial for MGTA-117 in patients with relapsed/refractory acute myeloid leukemia, or R/R AML, and myelodysplastic syndromes, or MDS, pursuant to the clinical trial protocol, due to the observance of dose-limiting toxicities, or DLTs, in two of the participants dosed in Cohort 4. As a result of these observations, two SUSARs were reported to the U.S. Food and Drug Administration, or FDA. In January 2023, we announced that the last participant dosed in Cohort 3 (dose level 0.08 mg/kg) in the Phase 1/2 clinical trial experienced a Grade 5 serious adverse event, or SAE, (respiratory failure and cardiac arrest resulting in death) deemed to be possibly related to MGTA-117, and this was reported to the FDA as a SUSAR. After consultation with the trial’s safety Cohort Review Committee, and with the highest regard for patient safety, we voluntarily paused dosing in the clinical trial. The FDA subsequently placed the trial on partial clinical hold in February 2023. In February of 2023, after a review of our business, programs, resources and capabilities, we announced the decision to halt further development of our programs and to conduct a comprehensive review of strategic alternatives. As a result of that decision, we discontinued the MGTA-117 Phase 1/2 clinical trial in patients with R/R AML and MDS. We discontinued the MGTA-145 Phase 2 stem cell mobilization clinical trial in patients with sickle cell disease, or SCD. Lastly, we stopped incurring certain costs relating to MGTA-45, including manufacturing and costs relating to certain other activities that were intended to support an investigative new drug application, or IND, for MGTA-45 (previously named CD45-ADC).

As a result, we are not profitable and have incurred losses in each period since our inception in June 2015. For the years ended December 31, 2022 and 2021, we reported net losses of $76.5 million and $71.1 million, respectively. As of December 31, 2022, we had an accumulated deficit of $402.0 million. If we resume development of our product candidates, we will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Further, we expect to incur additional costs associated with operating as a public company.

We expect to continue to incur costs and expenditures in connection with the process of evaluating our strategic alternatives. Should we resume development of our product candidates, we will incur substantial research and developments costs and other expenditures to develop such product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Should we resume development of our product candidates, we will require additional capital to fund our operations. If we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since our inception. Should we resume development of our product candidates, we would expect to continue to spend substantial amounts of cash (including the net proceeds from our initial public offering, or IPO, and our subsequent public and private equity offerings) to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization to address the U.S., the European Union and certain other markets.

As of December 31, 2022, we had approximately $112.0 million in cash, cash equivalents and marketable securities. Should we resume development of our product candidates, our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future expenses and future funding requirements, both near and long-term, will depend on many factors, including but not limited to:

•
the timing and outcome of our exploration of potential strategic alternatives;
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
•
the cost of milestone or other payments under any license, acquisition, collaboration or other strategic transaction agreements;
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

As part of our strategic review process, we began exploring potential strategic alternatives that include, without limitation, an acquisition, merger, business combination or other transaction. We are also exploring strategic transactions regarding our product candidates and related assets, including, without limitation, licensing transactions and asset sales. In such transactions, we may relinquish valuable rights to, sell or otherwise dispose of our technologies, product candidates or other assets at unfavorable prices or on terms unfavorable to us. In particular, given the current downturn in the U.S. capital markets and the biotechnology sector in general, we may enter into such transactions on terms and at prices less favorable to us than would otherwise occur. We also could be required to seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable. We may also be required to relinquish or license on unfavorable terms our rights to technologies or product candidates. As a result, we may fail to realize the full potential of our product candidates.

Any of the foregoing events could have a material adverse effect upon our business and future prospects.

Our company has a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We were founded and commenced operations in June 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates, and undertaking preclinical studies and clinical trials. Although we have conducted clinical trials for certain of our product candidates, we have not yet demonstrated an ability to successfully complete certain clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. For example, management may fail to undertake sufficient risk mitigation strategies for elements of our business subject to heightened risk, and as a result our business may be harmed.

We have never generated revenue from product sales and may never be profitable.

Should we resume development of our product candidates, our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, product candidates we may identify for development. We may not generate revenues from product sales for the next several years, if ever. Our ability to generate future revenues from product sales would depend heavily on our and or our collaborators’ ability to successfully:

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

Even if one or more of the product candidates we may develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory authorities to perform clinical and other studies in addition to those that we anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

Risks Related to Product Development and Regulatory Approval

Should we resume development of our product candidates, if we are unable to advance our product candidates through development, obtain regulatory approval and commercialize them, or if we experience significant delays in doing so, our business will be materially harmed.

As noted above, in December 2022 we announced that two study participants in Cohort 4 in the Phase 1/2 clinical trial for MGTA-117 in patients with AML and MDS had experienced DLTs. In January 2023, we announced that the last participant dosed in Cohort 3 in the clinical trial experienced a Grade 5 SAE (respiratory failure and cardiac arrest resulting in death) deemed to be possibly related to MGTA-117 and that we voluntarily paused dosing in the clinical trial. The FDA subsequently placed the trial on partial clinical hold in February 2023. In February of 2023, after a review of our business, programs, resources and capabilities, we announced the decision to halt further development of our programs and to conduct a comprehensive review of strategic alternatives. As a result of that decision, we discontinued the MGTA-117 Phase 1/2 clinical trial in patients with R/R AML and MDS. We discontinued the MGTA-145 Phase 2 stem cell mobilization clinical trial in patients with SCD. Lastly, we stopped incurring certain costs relating to MGTA-45, including manufacturing and costs relating to certain other activities that were intended to support an investigative new drug application, or IND, for MGTA-45.

Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Should we resume development of our product candidates, each of our product candidates will require additional preclinical and clinical development, regulatory approval, potentially in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Our product candidates must be authorized for marketing by the FDA, or certain other foreign regulatory agencies, such as the EMA, before we may commercialize our product candidates in the U.S. or other countries.

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
•
positive results from preclinical and clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
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

Clinical trials may reveal significant adverse events not seen in preclinical or clinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

As noted above, in December 2022 we announced that two study participants in Cohort 4 in the Phase 1/2 clinical trial for MGTA-117 in patients with AML and MDS had experienced DLTs. In January 2023, we announced that the last participant dosed in Cohort 3 in the clinical trial experienced a Grade 5 SAE (respiratory failure and cardiac arrest resulting in death) deemed to be possibly related to MGTA-117 and that we voluntarily paused dosing in the clinical trial. Ultimately, we reported three safety events that were deemed to be Suspected, Unexpected, Serious Adverse Reactions, or SUSARs, to the FDA and the FDA placed the clinical trial on partial clinical hold in February 2023. In February of 2023, after a review of our business, programs, resources and capabilities, we announced the decision to halt further development of our programs and to conduct a comprehensive review of strategic alternatives. As a result of that decision, we discontinued the MGTA-117 Phase 1/2 clinical trial in patients with R/R AML and MDS. We discontinued the MGTA-145 Phase 2 stem cell mobilization clinical trial in patients with SCD. Lastly, we stopped incurring certain costs relating to MGTA-45, including manufacturing and costs relating to certain other activities that were intended to support an investigative new drug application, or IND, for MGTA-45.

If any other significant adverse events or side effects are observed in any of our future clinical trials, we may have difficulty recruiting patients to the clinical trial, patients may drop out of a trial, or we may be required to abandon the trial or our development efforts of that product candidate altogether. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

Stem cell transplant is a high-risk procedure with curative potential that may result in complications or adverse events for patients in clinical trials or for patients that use any of our product candidates, if approved.

Stem cell transplant can cure patients across multiple diseases, but its use carries with it risks of toxicity, serious adverse events and death. Because many of our therapies are used to prepare or treat patients undergoing stem cell transplant, patients in clinical trials or patients that use any of our product candidates may be subject to many of the risks that are currently inherent to this procedure. In particular, stem cell transplant involves certain known potential post-procedure complications that may manifest several weeks or months after a transplant and which may be more common in certain patient populations. If serious adverse events, undesirable side effects, evidence of lower than expected efficacy, or unexpected characteristics are identified during the development of any of our product candidates, we may need to limit, delay or abandon our further clinical development of those product candidates, even if such events, effects or characteristics were the result of stem cell transplant or related procedures generally and were not directly or specifically caused or exacerbated by our product candidates. In the event we need to limit, delay or abandon the clinical development of any of our product candidates, our business will likely be materially adversely affected.

In addition, patients who are in clinical studies or undergoing stem cell transplant typically have underlying disorders or compromised immune systems that make them vulnerable or fragile for undergoing additional clinical studies. This may cause negative outcomes for those patients that could slow down the trial, prevent the trial from moving to the next phase or even suspend the trial. As a result, the FDA could put the trial on clinical hold until any potential FDA concerns are satisfied.

Should we resume development of our product candidates, if we are not able to identify a safe and effective dose for any of our product candidates, we may need to delay, abandon or limit our development of any potential product candidates.

Should we resume development of our product candidates, we may not be able to identify a safe and effective dose for our product candidates, and as a result we may need to delay, abandon or limit their development. Some of our product candidates may utilize ADCs, which utilize toxins to kill cells. ADCs, including those that have received marketing approval, have dose-dependent safety findings that can include liver toxicity, depending on the target of the ADC and the drug used in the conjugate. In addition, ADCs may have other adverse side effects including fatalities. For example, our CD117-ADC, which was designed to deplete hematopoietic stem cells, or HSCs, was generally well tolerated at efficacious doses in non-human primate studies, but three study participants in our Phase 1/2 clinical trial for MGTA-117 in patients with AML and MDS experienced safety events, two in Cohort 4 (dose level 0.13 mg/kg) and one in Cohort 3 (dose level 0.08 mg/kg), that were ultimately reported to the FDA as SUSARs. The patient in Cohort 3 who experienced a safety event experienced a Grade 5 SAE (respiratory failure and cardiac arrest resulting in death) deemed to be possibly related to MGTA-117, and we voluntarily paused dosing in the clinical trial in January 2023. The FDA placed the study on partial clinical hold in February 2023 and we subsequently discontinued the trial. Resuming development of MGTA-117 would require among other things that we address and resolve the FDA’s partial clinical hold for MGTA-117.

The dose required for efficacy may differ for different populations, for example between adult and pediatric populations, between populations with diseases that involve bone marrow to different extents, or between uses of our product candidates as a monotherapy or as combination with other therapeutic agents. Additional trials to determine the safe and effective dose for different settings of use of any product candidates would be required.

Clinical development involves a lengthy and expensive process, with an uncertain outcome. Should we resume development of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Should we resume their development, our product candidates would be in the preclinical development and/or clinical trial stages, and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of any of our future product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

Additionally, some of our past clinical trials utilized, and any future clinical trial we conduct may utilize, an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

Successful completion of clinical trials is a prerequisite to submitting a BLA or NDA to the FDA, a Marketing Authorization Application to the EMA and similar approval filings to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. Our clinical trials may be delayed or may not be completed on schedule, if at all, and this may lead to delay in obtaining regulatory approval for our product candidates.

We may experience delays in completing preclinical studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any clinical trials that we could conduct that may delay or prevent our ability to develop, receive marketing approval for or commercialize our product candidates, including:

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

We could also encounter delays if a future clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial, or the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. As noted above, the FDA placed our MGTA-117 Phase 1/2 clinical trial for MGTA-117 in patients with R/R AML and MDS on partial clinical hold in February 2023, and we subsequently discontinued the study.

In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with a future clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in preclinical or future clinical development programs may harm our business, financial condition and prospects significantly.

As noted, we have ceased development of our product candidates. There is an additive degree of risk to any development program that is paused because the time to restart the program and the associated expense may be longer and more costly than previously anticipated. It may also not be possible to restart the program altogether.

Should we resume development of our product candidates, if we encounter delays or difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Should we resume development of our product candidates, we may experience delays or difficulties in patient enrollment in our clinical trials for a variety of reasons, including impacts that have resulted, or may in the future result, from the COVID-19 pandemic. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which would reduce the number of patients who are available for our clinical trials in such clinical trial site.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion or advancement of these trials into the next phase and may adversely affect our ability to advance the development of our product candidates.

Should we resume development of our product candidates, interim, preliminary and “topline” data from clinical trials that we may announce or publish from time to time may change as more patient data become available following the interim data. Preliminary data are subject to audit and verification procedures, and deeper analysis of the data beyond the topline data may provide more color and context to the data, all of which could result in material or other changes in the final data.

Should we resume development of our product candidates, we may disclose interim data from preclinical studies and clinical trials, which are based on an interim analysis of then-available data from ongoing studies or trials. Interim data from preclinical studies and clinical trials that we may complete are subject to the risk that one or more of the clinical observations may materially change as patient enrollment continues and more patient data become available from the particular study or trial. As a result, interim data should be viewed with caution until final data are available. Adverse differences between interim data and final data could significantly harm the development of our product candidates and our business prospects with respect thereto.

We may also announce or publish preliminary data from preclinical studies or clinical trials that are based on a preliminary analysis of final data. Preliminary data from preclinical studies and clinical trials are subject to change following a more comprehensive review of the data from the particular preclinical study or trial. We also make assumptions, estimations, calculations and conclusions as part of our preliminary analyses of the data, and we may not have received, or had the opportunity to fully and carefully evaluate, all of the data at the time of making such assumptions, estimations, calculations and/or conclusions. As a result, preliminary data remain subject to audit and verification procedures that may result in the final data being different from the preliminary data we previously announced or published.

We may also announce or publish topline data from preclinical studies and clinical trials, which are a subset of the total data and are intended to provide the important results from the study or trial. Deeper analysis of the data beyond the topline data may provide more color and context to the results. If the additional color or context shows, in retrospect, that the topline data was incomplete or adverse, it could significantly harm the development of our product candidate and our business prospects with respect thereto.

Further, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses, or they may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our business prospects. In addition, the information we announce or publish regarding a particular preclinical study or clinical trial may represent only a portion of extensive information generated from that study or trial, and our stockholders or other third parties may not agree with what we determine is material, important or otherwise appropriate information to include in our disclosure.

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

As a company, we have never obtained regulatory approval for, or commercialized, a drug or biologic. Should we resume development of our product candidates, it is possible that the FDA may refuse to accept any or all future NDAs or BLAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any future NDAs or BLAs, it may require that we conduct additional costly clinical, preclinical or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or BLA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA, BLA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.

Should we resume development of our product candidates, because we may develop them for the treatment of diseases in which there is little clinical experience using new technologies, there is increased risk that the FDA, the EMA, or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results, and these results may be difficult to analyze.

Should we resume development of our product candidates, during the regulatory review process, we would need to identify clinical trial designs, success criteria, and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As our product candidates may seek to treat diseases in which there is little clinical experience using new technologies, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial design or endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. The FDA, the EMA, or other regulatory authorities may lack the specific subject matter knowledge or guiding historical precedent to properly analyze the clinical data and results from our clinical trials, which may adversely affect our ability to obtain regulatory approval for our product candidates.

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

If we are successful in obtaining regulatory approval for any of our product candidates, regulatory agencies in the U.S. and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical trials that are expensive and time-consuming to conduct. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling, additional post market studies or clinical trials, imposition of distribution and use restrictions under a REMS, or withdrawal of the product from the market, which would cause our revenue to decline.

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

We may seek a breakthrough therapy designation for our product candidates if the clinical data support such a designation for one or more product candidates.

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

We may seek an RMAT designation for our product candidates if the clinical data support such a designation for one or more product candidates.

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

Accelerated approval by the FDA, even if granted for our product candidates, may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive regulatory approval.

We may seek accelerated approval of our product candidates using the FDA’s accelerated approval pathway. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the Agency, that all advertising and promotional materials intended for dissemination or publication be submitted to the Agency for review which can delay the commercialization of the product. There can be no assurance that the FDA would allow any of the product candidates we may develop to proceed on an accelerated approval pathway. Even if we do receive accelerated approval, however, we may not experience a faster development, regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval for our product candidates.

Our product candidates may not be eligible for Orphan drug status.

We may seek Orphan drug designation for MGTA-145 in other indications or our product candidates if the clinical data support such a designation. For example, the FDA granted orphan designation to MGTA-145 for the mobilization of HSCs to the peripheral blood for collection and subsequent transplant in May 2020. The U.S. and European Union may designate drugs for relatively small patient populations as orphan drugs. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an orphan designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA (or EMA in the European Union) will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of seven years in the U.S. (the applicable period in the European Union is 10 years). This exclusivity, however, could block the approval of our proposed product candidates if a competitor obtains marketing approval before us. However, even if we obtain orphan drug exclusivity for any of our proposed product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product candidates, any orphan drug exclusivity we have will not block the approval of such competitive product.

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

Risks Related to Reliance on Third Parties and Manufacturing

We have been and may in the future be subject to many manufacturing risks, any of which could substantially increase our costs, delay clinical programs and limit supply of our product candidates.

We have historically contracted with third party manufacturers to make our product candidates to support preclinical and clinical trials. Our CDMOs may not be able to adopt, adapt or scale up the manufacturing process in a timely manner to support our future clinical trials. The process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including:

•
the manufacturing processes are susceptible to product loss due to contamination by adventitious microorganisms, equipment failure, improper installation or operation of equipment, vendor or operator error and improper storage conditions. Even minor deviations from normal manufacturing processes could result in reduced production yields and quality as well as other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, the manufacturing facilities may need to be closed for an extended period of time to investigate and eliminate the contamination;
•
the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor and raw material shortages, financial difficulties of our CDMOs, natural disasters, power failures, local political unrest and numerous other factors;
•
any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our product candidates. We may also have to record inventory write-offs and incur other charges and expenses for product candidates that fail to meet specifications, undertake costly remediation efforts or seek more expensive manufacturing alternatives.

The manufacture of our product candidates requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of these biopharmaceutical products sometimes encounter difficulties in production, especially during scale-up from the manufacturing process used for preclinical and early clinical trials to a validated process needed for pivotal clinical studies and commercial launch. These problems include failure to meet target production costs and yields, sub-par quality control testing, including stability of the product, quality assurance system failures, operator error and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any product quality issues relating to the manufacture of our product candidates will not occur in the future.

We do not have and we do not currently plan to acquire or build the facilities or internal capabilities to manufacture bulk drug substance or filled drug product for use in preclinical studies, clinical trials or commercialization. To a large extent, that makes us dependent on the goodwill of our contract manufacturing partners to quickly fix deviations that will inevitably occur during the manufacturing of our product. Any delay or interruption in the supply of clinical trial materials could delay the completion of preclinical studies or clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new pre-clinical studies or clinical trials at additional expense or terminate preclinical studies or clinical trials altogether.

We have no manufacturing facility. As a result, we have been dependent on third-party manufacturers, as well as on third parties for our supply chain. If we experience problems with any third parties, or the actual demand for our future product candidates, if any, exceed our forecasts, the manufacture of adequate supplies of our future product candidates or products could be delayed.

We do not own or operate facilities for the manufacture of our future product candidates, if any. We currently have no plans to build our own manufacturing facilities for clinical or commercial operations. We have in the past relied on third party manufacturers for the chemical manufacture of active pharmaceutical ingredient and for the production of final product formulation and packaging for clinical trials, and we expect to rely on such third party manufacturers for any future product candidate we develop. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers should we resume clinical development of our product candidates. We may encounter technical difficulties or delays in the transfer of manufacturing on a commercial scale to third party manufacturers. We may be unable to enter into agreements for commercial supply with third party manufacturers or may be unable to do so on acceptable terms. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or obtain regulatory approval to market them.

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves. These risks include reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates and could cause us to incur higher costs and prevent us from commercializing our product candidates successfully. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of products, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

We have in the past relied on and, should we resume development of our product candidates, may continue to rely on third parties to conduct our preclinical and clinical trials and we may rely on them to perform other tasks for us as well. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have in the past relied on and, should we resume development of our product candidates, we may continue to rely upon medical institutions, clinical investigators, contract laboratories, our CROs and other third parties to conduct future preclinical studies and clinical trials for our product candidates. We expect to rely heavily on these parties for execution of preclinical and future clinical trials for our product candidates, and we control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our preclinical and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We and any CROs we engage will be required to comply with regulations, including cGCPs and cGLPs for conducting, monitoring, recording and reporting the results of preclinical and clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs or cGLP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials will comply with cGCPs or cGLPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with the requirements in the FDA’s cGMP requirements. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.

If we rely on CROs to conduct future clinical trials of our product candidates, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future preclinical studies and clinical trials will also result in less day-to-day control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff.

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

Any significant disruption in our manufacturer or supplier relationships could harm our business. Any significant delay in the supply of a product candidate or its key materials for a clinical trial could considerably delay completion of clinical trials, product testing, potential regulatory approval of our product candidates and the commercial launch of our product candidates, if approved, which would impair our ability to generate revenues from the sale of our product candidates.

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

In addition, we analyze these factors with respect to our product candidates before they are approved by conducting market research. Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched. Further, we may determine not to commercialize a product candidate based on that analysis or based on unfavorable pricing and reimbursement terms. Any product candidate of ours that does not have a competitive product profile compared to other therapeutic options, including those that obtain regulatory approval but fail to achieve market acceptance or commercial success, would adversely affect our business prospects.

We currently have no marketing and sales organization and have no experience in marketing products. Should we resume development of our product candidates, if we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. Should we resume development of our product candidates, we would intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the U.S. or overseas.

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

Should we resume development of our product candidates, their success, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. Because our product candidates represent new approaches to blood and immune reset, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. In addition, we plan to develop certain of our product candidates to be used in conjunction with gene therapy treatments that have encountered challenges in obtaining coverage and reimbursement, and such challenges may also affect the coverage and reimbursement we may obtain for our product candidates, or may indirectly impact the commercial potential for our product candidates if the gene therapy treatment which with our product candidate would be used is not adequately covered or reimbursed. For additional information regarding laws and regulations related to reimbursement, see “Item 1. Business – Reimbursement.”

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

The regulations that govern marketing approvals, pricing, and reimbursement for new medicines vary widely from country to country. For example, some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a medicine in a particular country, but then be subject to price regulations that delay our commercial launch of the medicine, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the medicine in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

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

Should we resume development of our product candidates, we would intend to seek approval to market our product candidates in both the U.S. and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of biologics is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

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

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (1) changes to our manufacturing arrangements; (2) additions or modifications to product labeling; (3) the recall or discontinuation of our products; or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For additional information regarding these regulations, statutes or their interpretations, see “Item 1. Business – Governmental Regulation – Current and Future Legislation.”

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the demand for any of our product candidates, if approved;
•
the ability to set a price that we believe is fair for any of our product candidates, if approved;
•
our ability to generate revenues and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

Additional laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Data collection is governed by complex and restrictive regulations governing the use, processing, and transfer of personal information, and compliance with these regulations could result in additional costs and limitations on our ability to collect and process data. Failure to comply with these regulations could subject us to significant penalties, which may adversely affect our business.

In the event we decide to conduct clinical trials or enroll subjects in future clinical trials in the European Union or the U.K., we may be subject to additional privacy restrictions. The collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the European Economic Area is governed, as of May 2018, by the European Union’s General Data Protection Regulation, or EU GDPR. Following the U.K.’s withdrawal from the European Union, or Brexit, the EU GDPR has been incorporated into U.K.’s laws, or U.K. GDPR and together with the EU GDPR, the GDPR. Despite Brexit, the EU and U.K. GDPR remain largely aligned. Currently, the most impactful point of divergence relates to transfer mechanisms (i.e., the ability for companies in the European Union or the U.K. to transfer personal data to third countries, including the United States), because it requires us to implement a variety of different contractual clauses approved by European Union’s or U.K.’s regulators. This complexity and the additional contractual burden increases our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens. The U.K. has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This and the subsequent separation of the data protection regimes of these territories mean we are required to comply with separate data protection laws in the European Union and the U.K., which may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the European Union and the U.K., and we will need to amend our processes and procedures to align with the new framework. The data protection obligations of the GDPR continue to apply to U.K.-related processing of personal data in substantially unvaried form under the U.K. General Data Protection Regulation, or U.K. GDPR. However, going forward, there is an increasing risk of divergence in application, interpretation and enforcement of the data protection laws as between the U.K. and the European Union. Achieving and maintaining compliance with the EU GDPR and the U.K. GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future European or U.K. activities. For additional information regarding EU GDPR and U.K. GDPR, see “Item 1. Business – Governmental Regulation” in this Annual Report on Form 10-K. In the U.S., the data protection landscape is rapidly growing and evolving, and achieving and maintaining compliance with current and future U.S. state and federal privacy laws will be similarly onerous and may adversely affect our business. For example, if we fail to comply with the California Consumer Protection Act, or CCPA, we could be subject to civil penalties. Further, if we experience a data breach that results in the loss of personal information of California residents, we may be subject to a private right of action under the CCPA. While there are currently exemptions under the CCPA for protected health information that is subject to Health Insurance Portability and Accountability Act, or HIPAA, and for patient information subject to clinical trial regulations, the CCPA may still negatively impact our business activities. There continues to be uncertainty surrounding the enforcement and implementation of the CCPA, which exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

The California Privacy Rights Act, or CRPA, which became effective on January 1, 2023, significantly modifies the CCPA and imposes additional obligations on companies covered by the legislation, including by expanding consumers’ rights with respect to certain sensitive personal information, and establishing a state agency vested with the authority to enforce the CCPA.

In addition, we may become subject to or affected by new or additional data protection requirements and face increased scrutiny or attention from regulatory authorities. The effects of these laws are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. The CCPA, as amended by the CPRA, has prompted the enactment of similar, comprehensive privacy and data protection legislation in other states. For example, in March 2021, Virginia enacted the Consumer Data Protection Act, or CDPA, which became effective on January 1, 2023. In July 2021, Colorado passed the Colorado Privacy Act, or CPA, which will become effective on July 1, 2023. Additionally, in March 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which will become effective on December 31, 2023. Also, in May 2022, Connecticut signed the Connecticut Data Privacy Act, or CTDPA, into law, which will become effective on July 1, 2023. Furthermore, a number of other U.S. states have proposed similar privacy and data protection legislation, and it is possible that certain of these proposals will pass. Although many of the existing state privacy laws exempt clinical trial information and health information governed by HIPAA, future privacy and data protection laws may be broader in scope. We also anticipate that more states may enact legislation similar to the CCPA, which has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

If we expand our operations outside of the U.S., we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. In the past, our operations have involved the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also have produced hazardous waste products. We generally contracted with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions. We do not currently carry biological or hazardous waste insurance coverage.

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

Most of the companies with which we compete have substantially greater financial, technical, research, manufacturing, marketing, distribution and other resources than we do, including staff, experienced marketing and manufacturing organizations, and well-established sales forces. In addition, smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. We will be competing with respect to our products with companies that have significantly more experience and expertise in undertaking preclinical testing and human clinical trials with new or improved therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs that will or may compete with our product candidates or other future potential product candidates. Our competitors may develop or commercialize products more rapidly than we do or with significant advantages over any products we develop. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business.

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

Our competitors also include companies focused on developing technologies to improve the distinct steps of stem cell transplant.

Risks Related to Intellectual Property

We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

In November 2016, we entered into a license agreement with Harvard University, or Harvard, pursuant to which we were granted a worldwide license to research, develop and commercialize one or more therapeutic products under certain conditioning- and mobilization-related patents and patent applications owned or controlled by Harvard. Certain of our product candidates are dependent on the patents, know-how and proprietary technology licensed from Harvard. In addition, in March 2018, we entered into an exclusive research, development option and license agreement with Heidelberg Pharma Research GmbH, or Heidelberg Pharma, pursuant to which we intend to combine our proprietary antibodies and Heidelberg Pharma’s amanitin conjugates platform, including our MGTA-117 product candidate. If we commercialize any products utilizing Heidelberg Pharma’s amanitin conjugates platform, we will be dependent on the intellectual property rights we license from Heidelberg Pharma. On August 1, 2022 we entered into an amendment to the exclusive research, development option and license agreement with Heidelberg Pharma mutually clarifying certain performance obligations. Any material disputes with these licensors or termination of these licenses, or a finding that such intellectual property lacks legal effect, could result in the loss of significant intellectual property rights and could harm our ability to commercialize our product candidates, should we resume development of our product candidates.

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

Should we resume development of our product candidates, our commercial success depends on our ability to obtain, maintain and protect our intellectual property and proprietary technology.

Should we resume development of our product candidates, our commercial success would depend in large part on our ability to obtain, maintain and protect intellectual property protection through patents, trademarks, and trade secrets in the U.S. and other countries with respect to our proprietary product candidates. If we do not adequately protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to achieve profitability.

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

The patent protection we obtain for our product candidates may not be sufficient to provide us with any competitive advantage, or our patents may be challenged.

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
•
our competitors, many of whom have substantially greater resources and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our potential product candidates;
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

Many of the intellectual property rights we have licensed are generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

In addition, a European Unified Patent Court, or UPC, is scheduled to come into force during 2023. The UPC will be a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products.

Moreover, the controlling laws and regulations of the UPC will develop over time and may adversely affect our ability to enforce or defend the validity of our European patents. We may decide to opt out our European patents and patent applications from the UPC. If certain formalities and requirements are not met, however, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

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

Risks Related to Our Collaborations with Third Parties

Should we resume development of our product candidates, we may depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates and our business may be adversely affected.

Should we resume development of our product candidates, we may depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we may develop. For example, we had collaboration agreements with bluebird bio, Inc. for our Phase 2 trial of MGTA-145 plus plerixafor for mobilization and collection of stem cells in patients with sickle cell disease, AVROBIO, Inc., or AVROBIO, to evaluate the potential utility of MGTA-117 for conditioning patients before they receive one of AVROBIO’s investigational lentiviral gene therapies, and Beam Therapeutics, or Beam, to evaluate the potential utility of MGTA-117 for conditioning of patients with sickle cell disease and beta-thalassemia receiving Beam’s base editing therapies. Each of these collaborations were terminated after our decision in February 2023 to halt further development of our programs.

In any collaboration agreements that we may enter into in the future, we have or will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to develop our product candidates and generate revenues from our collaborations will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements, as well as the success of the collaborators’ underlying therapies. We cannot predict the success of any collaboration that we enter into.

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

If such collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval, and commercialization described in this Annual Report on Form 10-K apply to the activities of our collaborators.

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

Should we resume development of our product candidates, we may not be successful in finding strategic collaborators for continuing development of certain of our product candidates or successfully commercializing or competing in the market for certain indications.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

Should we resume development of our product candidates, if we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Should we resume development of our product candidates, our product development and research programs and the potential commercialization of any product candidates we may develop will require substantial additional cash to fund expenses. For some of the product candidates we may develop, we may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

Should we resume development of our product candidates, if any party to which we have outsourced certain functions fails to perform its obligations under agreements with us, the development and commercialization of our product candidates and any future product candidates could be delayed or terminated.

Should we resume development of our product candidates, to the extent that we rely on third party individuals or other companies to manage the day-to-day conduct of our clinical trials or to manufacture, sell or market our product candidates or any future product candidates, we will be dependent on the timeliness and effectiveness of their efforts. If a clinical research management organization that we might utilize is unable to allocate sufficient qualified personnel to our trials or if the work performed by it does not fully satisfy the rigorous requirements of the FDA, we may encounter substantial delays and increased costs in completing our clinical trials. If a firm producing humanized forms of our molecular antibody product candidates or a manufacturer of the raw material or finished product for our clinical trials is unable to meet our time schedules or cost parameters, the timing of our clinical trials and development of our product candidates may be adversely affected. Any manufacturer that we select may encounter difficulties in scaling-up the manufacture of new products in commercial quantities, including problems involving product yields, product stability or shelf life, quality control, adequacy of control procedures and policies, compliance with FDA regulations and the need for further FDA approval of any new manufacturing processes and facilities. The manufacture of clinical supplies for trials and commercial quantities of our product candidates and any future product candidates are likely to be inherently more difficult and costly than typical chemical pharmaceuticals. This could delay commercialization of any of our product candidates, if approved, or reduce the profitability of these candidates for us. If any of these occur, the development and commercialization of our product candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own.

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

The COVID-19 pandemic or any future pandemic, epidemic or outbreak of any other highly infectious disease could have a material adverse effect on our business, financial condition and results of operations.

The extent to which the COVID-19 pandemic, or any future pandemic, epidemic or outbreak of any highly infectious disease, impacts our business, financial condition and results of operations will depend on future developments, which are uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. For example, the COVID-19 pandemic, including the emergence of various variants, has caused, and could continue to cause, widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has affected, and may continue to adversely affect, our business, financial condition and results of operations, and it has had, and may continue to have, the effect of heightening many of the risks described in this

Annual Report on Form 10-K. Should we resume development of our product candidates, the COVID-19 pandemic may have an adverse impact on various aspects of our clinical trials and preclinical studies. These risks include but are not limited to the following:

•
Impacts on patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, and interruption or delays in the operations of the FDA, among other reasons related to the COVID-19 pandemic. If the COVID-19 pandemic continues, other aspects of our future clinical trials will likely be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may choose to, or be required to, pause enrollment and or patient dosing in clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.
•
We will rely on third parties, including CROs, CDMOs, and other contractors and consultants to, among other things, conduct preclinical and clinical trials, manufacture raw materials, manufacture and supply our product candidates, ship investigational drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, which could limit our ability to manufacture our future product candidates for our clinical trials and conduct our research and development operations.
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

Should we resume development of our product candidates, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2022, we had 67 full-time employees. If we resume development of our product candidates, as our development, manufacturing and commercialization plans and strategies develop, and as we continue to operate as a public company, we would expect to need additional managerial, technical, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We may rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including core aspects of regulatory approval, clinical management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. We may also overextend consultants in certain roles. If we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

Should we resume development of our product candidates, if we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Should we resume development of our product candidates, if we lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop our product candidates will be impaired and our business may be harmed.

Should we resume development of our product candidates, our ability to compete in the highly competitive biotechnology and pharmaceutical industries will depend upon our ability to attract and retain highly qualified managerial, scientific and medical personnel with particular subject matter expertise. We are highly dependent on our management team. The loss of the services of such key personnel, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business. Further, unless we are able to replace departed employees effectively, we may require current employees to fill additional roles, and this could overextend their responsibilities. As a result, we may experience increased turnover due to employees being overworked. Employees also may be unable to perform these multiple roles effectively due to time and resource constraints.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we may grant equity awards that vest over time or vest upon the achievement of certain pre-established milestones. The value to employees of equity awards has been, and may continue to be, significantly affected by movements in our stock price that are beyond our control, and these equity awards may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, they may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

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

Our internal computer and information technology systems and infrastructure, or those of our collaborators, other contractors or consultants, may fail or suffer security compromises or breaches, which could result in a material disruption of our product development programs.

Our internal computer and information technology systems and infrastructure and those of our current and any future collaborators and other contractors or consultants are vulnerable to breakdown or damage or interruption or otherwise may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, system malfunction, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We could also be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems, infrastructure and networks of our company and our vendors, including personal information of our employees and study subjects, and company and vendor confidential or proprietary data, whether stored on our systems or on those of third parties. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include wrongful conduct by insider employees, vendors or other third parties, hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud or cyber-attacks, including the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, phishing attacks and social engineering and business email compromises, and other means to affect service reliability and threaten or compromise systems, infrastructure, or the security, confidentiality, integrity and availability of information. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems or those of our collaborators or other contractors or consultants change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Accordingly, if our cybersecurity measures or those of our service providers fail, the market perception of the effectiveness of our security measures could be harmed and our reputation, credibility, customer trust, business, results of operations and financial condition could be damaged.

While we have not experienced any such material system failure, accident, cyber-attack or security compromise or breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security compromise or breach were to result in a loss of, damage to, unauthorized access or acquisition, or misuse of our data, systems, infrastructure or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability (including in connection with or resulting from litigation or governmental investigations and enforcement actions), our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed and our business could be otherwise adversely affected.

We could be required to expend significant amounts of money and other resources to repair or replace information systems, infrastructure or networks, and we may need to devote significant resources to defend against, respond to and recover from cybersecurity incidents, diverting resources from the growth and expansion of our business. In addition, we could be subject to regulatory actions, regulatory inquiry or investigation and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security compromise or breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

We and the third parties with whom we work are increasingly utilizing social media tools as a means of communication both internally and externally, and noncompliance with applicable requirements, policies or contracts due to social media use or negative posts or comments could have an adverse effect on our business.

Social media is increasingly being used to communicate about clinical development programs and the diseases our therapeutics are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates, if any. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. In addition, our employees or third parties with whom we contract or may contract, such as CROs or CDMOs, may knowingly or inadvertently make use of social media in ways that may not comply with legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial patients and others or information regarding our product candidates or clinical trials along with the potential for litigation related to off-label marketing or other prohibited activities. For example, clinical trial patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, we fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates.

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

As of December 31, 2022, we had net operating loss carryforwards for federal income tax purposes of $272.9 million, of which $17.5 million begin to expire in 2035 and $255.4 million can be carried forward indefinitely. As of December 31, 2022, we had net operating loss carryforwards for state income tax purposes of $272.6 million, which begin to expire in 2035. As of December 31, 2022, we also had available research and orphan drug tax credit carryforwards for federal and state income tax purposes of $12.3 million and $3.4 million, respectively, which begin to expire in 2035 and 2030, respectively. Under current law, federal net operating losses generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. Net operating losses generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.

In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage (by value) within a rolling three-year period. Utilization of our net operating loss carryforwards and research and orphan drug tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and 383 of the Code due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If an ownership change has occurred or does occur in the future, the amount of net operating loss and tax credit carryforwards presented in our financial statements could be limited or expire unutilized. There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses by federal or state taxing authorities or other unforeseen reasons, our existing net operating losses could expire or otherwise be unavailable to reduce future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the net operating losses and research and orphan drug tax credit carryforwards reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the requirement to maintain a minimum bid price of $1.00 per share of our common stock pursuant to Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Any such delisting could also adversely impact our ability to raise additional capital or enter into strategic transactions.

On January 31, 2023, we received a written notice from the staff, or the Staff, of Nasdaq’s Listing Qualifications Department, notifying us that, for the 30 consecutive business day period between December 15, 2022 through January 30, 2023, our common stock had not complied with the Minimum Bid Price Requirement. Nasdaq’s written notice does not result in the immediate delisting of our common stock from Nasdaq.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until July 31, 2023, or the Compliance Date, to regain compliance with the Minimum Bid Price Requirement. According to the written notice, if, at any time during this 180-day period, the closing bid price for our common stock is at least $1.00 per share for a minimum of ten consecutive business days, the Staff will provide written confirmation of compliance and the common stock will remain listed on The Nasdaq Global Market.

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to transfer our listing to The Nasdaq Capital Market and meet the continued listing requirement for the market value of publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional 180-day compliance period, such as by effecting a reverse stock split, if necessary.

As part of its review process, the Staff will make a determination of whether it believes we will be able to cure this deficiency. If the Staff determines that we will not be able to cure the deficiency, then the Staff will provide us written notice that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel. There can no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the Nasdaq Hearing Panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. However, we can provide no assurance that actions taken or not taken by us will restore compliance with Nasdaq’s listing requirements, stabilize the market price of our common stock, improve the liquidity of our common stock or prevent future non-compliance with Nasdaq’s listing requirements.

Additionally, if our common stock is not listed on, or becomes delisted from, Nasdaq for any reason, trading our common stock could be conducted only in the over-the-counter, or OTC, market or on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, and the liquidity and price of our common stock may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. In such circumstances, you may be unable to sell your common stock unless a market can be established or sustained.

The trading price of our common stock has been, and will likely continue to be, highly volatile.

The trading price of our common stock may be highly volatile. The stock market in general, and the market for smaller pharmaceutical and biotechnology companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the purchase price, and you may lose some or all of your investment. The market price for our common stock may be, and has been, influenced by many factors, including but not limited to:

•
the status of our review of strategic alternatives, including an acquisition, merger, business combination or other transaction;
•
whether we are able to pursue or consummate a strategic transaction, or whether we pursue a dissolution and liquidation;
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
•
the timing and results of clinical trials of our product candidates;
•
commencement or termination of collaborations for any of our programs and product candidates;
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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 43% of our capital stock as of December 31, 2022. This concentration of ownership control could delay, defer or prevent a change in control, entrench our management or the board of directors, or impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

Our by-laws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our charter or our by-laws, or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, which we refer to herein as the “Delaware Forum Provision.” The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act and the Exchange Act. Our by-laws further provide that, unless we consent in writing to an alternative forum, federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which we refer to herein as the “Federal Forum Provision.” In addition, our by-laws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clauses in our by-laws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders.

General Risk Factors

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California

Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.

We currently have a deposit account and a collateral account supporting a letter of credit with SVB related to our sublease with Novartis Institutes for Biomedical Research, Inc., or Novartis, and we are currently evaluating our banking relationships. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder.

In addition, if any of the parties with whom we conduct business are unable to access funds pursuant to credit agreements or certain other financial instruments or lending arrangements, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have such arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Delayed or lost access to, or reductions in borrowings available under revolving existing credit facilities or other working capital sources and/or delays, inability or reductions in the ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
Potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements;
•
Potential or actual breach of financial covenants in credit agreements or credit arrangements;
•
Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by companies with whom we do business, which in turn could have a material adverse effect on our current and/or projected business operations, results of operations and financial condition. For example, a company may fail to make payments when due, default under its agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a company could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. The bankruptcy or insolvency of any company with whom we do business, any breach or defeault by a company with whom we do business or the loss of any significant supplier relationship could have a material adverse impact on our business.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Insufficient internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

As has been widely reported, global credit and financial markets have experienced extreme volatility and disruptions recently, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, uncertainty about economic stability and increased inflation. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We may also fail to secure additional financing altogether. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers, collaboration partners and other business partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks.

At December 31, 2022, we had $112.0 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, global trade disputes or political instability. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Securities class action and derivative lawsuits and other legal proceedings are often brought against companies such as ours that could result in substantial costs and divert management’s attention, and our insurance policies may be inadequate and potentially expose us to unrecoverable risks.

Securities class action and derivative lawsuits and other legal proceedings are often brought against companies following a decline in the market price of their securities. This risk is especially relevant for biopharmaceutical companies, which have experienced significant stock price volatility in recent years. As a result, we may be more susceptible to these types of lawsuits and legal proceedings than other companies with more stable security prices. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. Litigation and other disputes may divert management’s attention and resources away from running our business and could otherwise negatively affect our reputation. Any of the foregoing items could have a material adverse effect on our business.

We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions, and insurance coverage is increasingly expensive. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance and such conditions have resulted in higher premium costs, higher policy deductibles and lower coverage limits. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify, however, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage and insurers may not respond as we intend to cover insurable events that may occur. If we are unable to obtain insurance at an acceptable cost or otherwise protect against litigation often brought against companies following a decline in the market price of their securities, we will be exposed to significant liabilities that may materially and adversely affect our business and financial position.

Actions of activist stockholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.

Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. From time to time, we may be subject to proxy solicitations or proposals by activist stockholders urging us to take certain corporate actions, or otherwise effect changes or assert influence on our board of directors and management. For example, volatility in the price of our common stock or other reasons may in the future cause us to become the target of stockholder activism. If activist stockholder activities ensue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, we may be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to enter into strategic transactions, harm our ability to attract new investors, customers, employees and joint venture partners and cause our stock price to experience periods of volatility or stagnation.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws, report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs.

Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the False Claims Act, laws and regulations related to the reporting of payments to physicians and teaching hospitals, and HIPAA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. For additional information, see “Item 1. Business – Governmental Regulation – Other Regulatory Matters.”

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

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also anticipate that we will incur costs associated with relatively recently adopted corporate governance requirements, including requirements of the SEC and the Nasdaq Global Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located at 100 Technology Square, Cambridge, Massachusetts, where we occupy approximately 69,000 square feet of research and development, laboratory and office space. This lease expires in February 2028. We subleased approximately 27,000 square feet of office space at our headquarters to a third party. The sublease expires in the second quarter of 2024. We believe that our office and laboratory space is sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.

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

Holders of Record

As of January 31, 2023, there were 3 holders of record of shares of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Overview

Magenta Therapeutics, Inc. is a biotechnology company focused on improving stem cell transplantation.

In February 2023, after a review of Magenta’s programs, resources and capabilities, including anticipated costs and timelines, we announced the decision to halt further development of our programs. Specifically, we discontinued the MGTA-117 Phase 1/2 clinical trial in patients with relapsed/refractory acute myeloid leukemia, or R/R AML, and myelodysplastic syndromes, or MDS. We discontinued the MGTA-145 Phase 2 stem cell mobilization clinical trial in patients with sickle cell disease, or SCD. Lastly, we stopped incurring certain costs relating to MGTA-45, including manufacturing and costs relating to certain other activities that were intended to support an investigative new drug application, or IND, for MGTA-45 (previously named CD45-ADC). As a result of these decisions, we conducted a corporate restructuring that resulted in a reduction in our workforce by 84%.

Coinciding with the decisions related to the programs and across the portfolio, we announced that we intended to conduct a comprehensive review of strategic alternatives for the company and its assets. As part of our strategic review process, we are exploring potential strategic alternatives that include, without limitation, an acquisition, merger, business combination or other transaction. We are also exploring strategic transactions regarding our product candidates and related assets, including, without limitation, licensing transactions and asset sales. There can be no assurance that the strategic review process or any transaction relating to a specific asset, will result in Magenta pursuing such a transaction(s), or that any transaction(s), if pursued, will be completed on terms favorable to Magenta and its stockholders in the existing Magenta entity or any possible entity that results from a combination of entities. If the strategic review process is unsuccessful, our board of directors may decide to pursue a dissolution and liquidation of Magenta.

Our product candidates have been designed to improve the patient experience when preparing for stem cell transplant or gene therapy. Our MGTA-117 product candidate was designed as an antibody drug conjugate, or ADC, designed to deplete CD117-expressing stem cells in the bone marrow in order to make room for subsequently transplanted stem cells or ex vivo gene therapy products. The process of making room in the bone marrow is known as conditioning, and the current standard of care for conditioning utilizes chemotoxic agents. Our second targeted conditioning product candidate, MGTA-45, is an ADC designed to selectively target and deplete both stem cells and immune cells, and it is intended to replace the use of chemotherapy-based conditioning prior to stem cell transplant in patients with blood cancers and autoimmune diseases. Lastly, our MGTA-145 product candidate, in combination with plerixafor, is designed to improve the stem cell mobilization process by which stem cells are mobilized out of the bone marrow and into the bloodstream to facilitate their collection for subsequent transplant back into the body for the purpose of resetting the immune system.

In January 2023, we voluntarily paused dosing in our MGTA-117 Phase 1/2 clinical trial for MGTA-117 in patients with R/R AML and MDS after the last participant dosed in Cohort 3 in the clinical trial experienced a Grade 5 serious adverse event, or SAE (respiratory failure and cardiac arrest resulting in death) deemed to be possibly related to MGTA-117. This safety event was reported to the FDA as the study’s third safety event which is of a type referred to as a “Suspected, Unexpected, Serious Adverse Reaction,” or SUSAR. The FDA subsequently placed the study on partial clinical hold in February 2023.

In April 2022, we announced a plan to more narrowly focus our capital allocation on the MGTA-117 targeted conditioning program, the MGTA-45 IND-enabling activities and the MGTA-145 stem cell mobilization efforts in sickle cell disease while also de-prioritizing other portfolio investments. We made certain reductions in our planned spending related to research platform-related investments in new disease targets, paused certain MGTA-145 investments, including the program’s planned MGTA-145 dosing and administration optimization clinical trial in healthy subjects and reduced planned general and administrative expenses. In connection with these reductions to our planned spending, we also reduced our workforce by 14%.

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical studies and clinical trials, including MGTA-117, MGTA-45 and MGTA-145. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Net losses were $76.5 million and $71.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $402.0 million.

We expect to continue to incur costs and expenditures in connection with the process of evaluating our strategic alternatives. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business. In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

Should we resume development of our product candidates, our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. In addition, we will incur substantial research and developments costs and other expenditures to develop such product candidates particularly as we:

•
enroll and conduct clinical trials for our product candidates;
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

If we resume development of our product candidates, we will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Further, we expect to incur additional costs associated with operating as a public company.

Should we resume development of our product candidates, we will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing and distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Additionally, because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. Accordingly, if we fail to raise capital or enter into necessary strategic agreements, or fail to ever become profitable, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates, and we may also be forced to reduce or terminate our operations.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $112.0 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for the next twelve months from the issuance date of this Annual Report on Form 10-K. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are uncertain and cannot be predicted with confidence. These developments may include, without limitation, changes in the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available vaccines, the effect of any relaxation of current restrictions within the Cambridge community or regions in which our partners are located and the direct and indirect economic effects of the pandemic and containment measures. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

Should we resume development of our product candidates, the successful development and commercialization is highly uncertain. This is due to the numerous risks and uncertainties, including the following:

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

Research and development activities have historically been central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to decrease in the near future as we halted the development of our product candidates while we explore strategic alternatives. Should we resume development of our product candidates, we expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress.

Inflation generally affected us by increasing our cost of labor and clinical trial costs. While we do not believe that inflation had a material effect on our financial condition and results of operations during the periods presented, it may result in increased costs in the foreseeable future.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, and stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs and insurance costs, as well as professional fees for legal, patent, consulting, pre-commercialization, accounting and audit services. We expect our general and administrative expenses to decrease in the near future due to recent workforce reductions. We do expect to incur significant costs, however, related to our exploration of strategic alternatives, including legal, accounting and advisory expenses and other related charges.

Interest and Other Income, Net

Interest and other income, net, consists of interest income and miscellaneous income and expense unrelated to our core operations.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and orphan drug tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2022, we had net operating loss carryforwards for federal income tax purposes of $272.9 million, of which $17.5 million begin to expire in 2035 and $255.4 million can be carried forward indefinitely. As of December 31, 2022, we had net operating loss carryforwards for state income tax purposes of $272.6 million which begin to expire in 2035. As of December 31, 2022, we also had available research and orphan drug tax credit carryforwards for federal and state income tax purposes of $12.9 million and $3.4 million, respectively, which begin to expire in 2035 and 2030, respectively.

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

Stock-Based Compensation

We measure compensation expense for all stock options and other stock-based awards granted to employees, directors and non-employees based on the fair value on the date of the grant and recognize such compensation expense over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue awards with either service-only vesting conditions and record expense using the straight-line method or service and performance vesting conditions and record expense when achievement of the performance condition becomes probable using the graded-vesting method. We have historically granted stock options with exercise prices equivalent to the fair value of our common stock as of the date of the grant. The fair value of our common stock is based on quoted market prices. We estimate the fair value of each stock option award using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. We do not estimate and apply a forfeiture rate as we have elected to account for forfeitures as they occur.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$55,141	$46,766	$8,375
General and administrative	25,761	27,926	(2,165)
Total operating expenses	80,902	74,692	6,210
Loss from operations	(80,902)	(74,692)	(6,210)
Interest and other income, net	4,440	3,556	884
Net loss	$(76,462)	$(71,136)	$(5,326)

Research and Development Expenses

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$22,951	$9,677	$13,274
Mobilization	2,819	5,203	(2,384)
Cell therapy	18	684	(666)
Unallocated expenses:
Personnel-related (including stock-based compensation)	18,878	18,418	460
Consultant (including stock-based compensation)	667	1,488	(821)
Facility related and other	9,808	11,296	(1,488)
Total research and development expenses	$55,141	$46,766	$8,375

Expenses related to our conditioning program increased primarily due to an increase of $10.1 million in costs related to MGTA-45 and an increase of $3.6 million in costs related to MGTA-117. The increase in costs related to MGTA-45 was primarily due to higher preclinical and manufacturing costs to support our investigational new drug, or IND, enabling studies and costs incurred in connection with a license agreement entered into in November 2022. The increase in costs related to MGTA-117 was primarily due to costs incurred upon the achievement of a development milestone under our collaboration agreement and increased costs to support our Phase 1/2 clinical trial which was initiated in December 2021. The decrease in expenses in our mobilization program was primarily due to a decrease in clinical trial costs related to our Phase 2 investigator-initiated clinical trial in multiple myeloma patients, which was completed in the fourth quarter of 2021, and our Phase 2 allogeneic donor clinical trial, which was closed in early 2022. The decrease in expenses in our mobilization program was also due to lower process development activities to support future manufacturing. Expenses related to our cell therapy program decreased as result of the discontinuance of our MGTA-456 program.

The increase in personnel-related costs was due primarily to an increase in severance resulting from our headcount reductions, partially offset by a decrease in stock-based compensation. Personnel-related costs for the years ended December 31, 2022 and 2021 included stock-based compensation expense of $1.8 million and $3.7 million, respectively. The decrease in consultant costs was due to a decrease in certain research activities as a result of our reprioritization efforts in April 2022. The decrease in facility related and other costs was primarily due to lower operating costs related to our Cambridge, Massachusetts facility.

General and Administrative Expenses

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$13,165	$13,902	$(737)
Professional and consultant	5,308	6,555	(1,247)
Facility related and other	7,288	7,469	(181)
Total general and administrative expenses	$25,761	$27,926	$(2,165)

The decrease in personnel-related costs was due primarily to a decrease in stock-based compensation, partially offset by an increase in headcount. Personnel-related costs for the years ended December 31, 2022 and 2021 included stock-based compensation expense of $5.1 million and $6.5 million, respectively. The decrease in professional and consultant costs was primarily due to lower legal, patent and investor relations costs.

Interest and Other Income, Net

Interest income and other income, net for the year ended December 31, 2022 consisted primarily of sublease income of $3.1 million and interest income of $1.4 million. Interest income and other income, net for the year ended December 31, 2021 consisted primarily of sublease income of $3.5 million and interest income of $0.1 million. The decrease in sublease income was due to the expiration of one of our two subleases in December 2021. The increase in interest income was due to higher interest rates on our invested cash.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. Since our initial public offering in June 2018, we have funded our operations primarily with proceeds from the sale of our common stock in both private and public offerings.

We have a shelf registration statement on Form S-3, or the Shelf on file with the SEC, which covers the offering, issuance and sale of up to an aggregate of $250.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We also entered into a sales agreement, as amended, with Cowen and Company, LLC, as sales agent to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Shelf, or the ATM Program. The Shelf was declared effective by the SEC on August 12, 2022. During the year ended December 31, 2022, we sold 1,644,200 shares of our common stock under the ATM Program at a weighted average price per share of $1.82 resulting in net proceeds of $2.8 million after commissions and offering costs. As of December 31, 2022, $247.0 million remained available under the Shelf, including up to $47.0 million available for sale under the ATM Program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(67,090)	$(59,531)
Net cash provided by (used in) investing activities	(9,812)	43,428
Net cash provided by financing activities	2,878	89,601
Net increase (decrease) in cash, cash equivalents and restricted cash	$(74,024)	$73,498

Operating Activities

During the year ended December 31, 2022, operating activities used $67.1 million of cash, primarily resulting from our net loss of $76.5 million and net cash used by changes in our operating assets and liabilities of $2.7 million, partially offset by non-cash charges of $12.1 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2022 consisted primarily of a decrease of $3.1 million in operating lease liabilities, partially offset by a decrease of $0.2 million in prepaid expenses and other current assets and an increase of $0.2 million in accounts payable and accrued expenses and other current liabilities.

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

Investing Activities

During the year ended December 31, 2022, net cash used by investing activities was $9.8 million, primarily attributable to net purchases of marketable securities of $9.5 million.

During the year ended December 31, 2021, net cash provided by investing activities was $43.4 million, primarily attributable to net maturities of marketable securities of $44.7 million.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $2.9 million, consisting primarily of net proceeds from the issuance of common stock under our ATM Program.

During the year ended December 31, 2021, net cash provided by financing activities was $89.6 million, consisting of proceeds from the May 2021 private placement, net of offering costs, of $86.1 million and proceeds from the exercise of stock options of $3.4 million.

Funding Requirements

We currently expect our expenses to decrease in 2023 compared to 2022 due to our decision to halt further development of our product candidates and conduct workforce reductions while we explore strategic alternatives. If we decide to resume the development of our product candidates, however, we expect our expenses to increase in order to advance preclinical activities and clinical trials for our product candidates in development. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $112.0 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for the next twelve months from the issuance date of this Annual Report on Form 10-K. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. In addition, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction. Because our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

Until such time, if ever, as we can generate substantial product revenue and subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction, we expect to finance our future operations through a combination of equity offerings, including sales under our ATM Program, debt financings, collaborations, strategic alliances, marketing and distribution arrangements, or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances, marketing and distribution arrangements, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we resume the development of our product candidates and are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Nasdaq Delisting Notice

As previously disclosed, on January 31, 2023, we received a written notice from the staff of Nasdaq’s Listing Qualifications Department, notifying us that, for the 30 consecutive business day period between December 15, 2022 through January 30, 2023, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until July 31, 2023 to regain compliance with the Minimum Bid Price Requirement. If we fail to satisfy the continued listing requirements of Nasdaq, such as the Minimum Bid Price Requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and may, among other things, adversely impact our ability to raise additional capital or enter into strategic transactions. See “Item 1A. Risk Factors” for additional information.

Contractual Obligations and Commitments

Our cash flows are dependent on a number of factors in addition to our operational expenditures, including our contractual and other obligations. As a result, our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

Lease Obligations

We have a sublease for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts, which expires in February 2028. We are obligated to make remaining rent payments of $39.9 million through February 2028, of which $6.9 million are due in 2023.

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

In November 2022, we entered into a license agreement with ImmunoGen, Inc. for an exclusive, worldwide, royalty-bearing license for certain technology related to one of our conditioning programs. Upon execution of the agreement, we made a nonrefundable payment of $4.4 million in partial consideration for the license. We are also obligated to pay milestone payments of up to $125 million in the aggregate upon the achievement of certain development, regulatory and sales-based milestones and to pay single-digit royalties on a product-by-product and country-by-country basis on net sales of products licensed under the agreement. To date, we have not incurred any expense related to the achievement of these milestones.

As of December 31, 2022, we were unable to estimate the timing or likelihood of achieving the remaining milestones or generating future product sales.

Restructuring Costs

In February 2023, we announced a corporate restructuring that resulted in a reduction in workforce by 84% that was substantially completed in February 2023, resulting in severance and related costs of approximately $5.4 million, a significant portion of which will be paid in the first quarter of 2023.

Advisory Fee

In February 2023, we entered into an agreement with Wedbush Securities Inc, or Wedbush, to act as our exclusive strategic financial advisor in connection with a potential strategic transaction including but not limited to an acquisition, merger, business combination or other transaction. Upon the consummation of such transaction, we agreed to pay Wedbush a success fee of 1.0% of the transaction value with a minimum fee of $1.5 million.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAGENTA THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Magenta Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Magenta Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended , and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 23, 2023

MAGENTA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$57,626	$131,650
Marketable securities	54,415	45,276
Prepaid expenses and other current assets	3,561	3,767
Total current assets	115,602	180,693
Restricted cash	1,780	1,780
Operating lease, right-of-use asset	23,168	—
Property and equipment, net	6,095	7,461
Total assets	$146,645	$189,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,454	$3,040
Accrued expenses and other current liabilities	8,271	7,823
Operating lease liability, current portion	3,824	—
Total current liabilities	14,549	10,863
Operating lease liability, net of current portion	26,138	—
Deferred rent	—	6,399
Total liabilities	40,687	17,262
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 60,639,909 and 58,799,157 shares issued and outstanding as of December 31, 2022 and 2021, respectively	61	59
Additional paid-in capital	508,107	498,210
Accumulated other comprehensive loss	(181)	(30)
Accumulated deficit	(402,029)	(325,567)
Total stockholders’ equity	105,958	172,672
Total liabilities and stockholders’ equity	$146,645	$189,934

The accompanying notes are an integral part of these consolidated financial statements.

MAGENTA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$55,141	$46,766
General and administrative	25,761	27,926
Total operating expenses	80,902	74,692
Loss from operations	(80,902)	(74,692)
Interest and other income, net	4,440	3,556
Net loss	$(76,462)	$(71,136)
Net loss per share, basic and diluted	$(1.29)	$(1.29)
Weighted average common shares outstanding, basic and diluted	59,372,357	54,948,808

Comprehensive loss:
Net loss	$(76,462)	$(71,136)
Other comprehensive loss:
Unrealized losses on marketable securities	(151)	(7)
Total other comprehensive loss	(151)	(7)
Total comprehensive loss	$(76,613)	$(71,143)

The accompanying notes are an integral part of these consolidated financial statements.

MAGENTA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	48,533,135	$49	$398,311	$(23)	$(254,431)	$143,906
Issuance of common stock upon private investment, net of offering costs	9,599,998	10	86,087	—	—	86,097
Vesting of restricted stock	218,464	—	—	—	—	—
Issuance of common stock upon exercise of stock options	421,997	—	3,363	—	—	3,363
Issuance of common stock under Employee Stock Purchase Plan	25,563	—	141	—	—	141
Stock-based compensation expense	—	—	10,308	—	—	10,308
Unrealized losses on marketable securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(71,136)	(71,136)
Balances at December 31, 2021	58,799,157	59	498,210	(30)	(325,567)	172,672
Issuance of common stock under the ATM Program, net of commissions and offering costs	1,644,200	2	2,761	—	—	2,763
Vesting of restricted stock	76,539	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	120,013	—	115	—	—	115
Stock-based compensation expense	—	—	7,021	—	—	7,021
Unrealized losses on marketable securities	—	—	—	(151)	—	(151)
Net loss	—	—	—	—	(76,462)	(76,462)
Balances at December 31, 2022	60,639,909	$61	$508,107	$(181)	$(402,029)	$105,958

The accompanying notes are an integral part of these consolidated financial statements.

MAGENTA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(76,462)	$(71,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,021	10,308
Depreciation and amortization expense	1,925	2,020
Loss on disposal of property and equipment	—	95
Noncash lease expense	2,920	—
Net amortization of premiums on marketable securities	208	708
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	206	(1,075)
Accounts payable	(801)	(720)
Accrued expenses and other current liabilities	973	153
Operating lease liabilities	(3,080)	—
Deferred rent	—	116
Net cash used in operating activities	(67,090)	(59,531)
Cash flows from investing activities:
Purchases of property and equipment	(314)	(1,264)
Purchases of marketable securities	(69,498)	(45,308)
Maturities of marketable securities	60,000	90,000
Net cash provided by (used in) investing activities	(9,812)	43,428
Cash flows from financing activities:
Proceeds from private investment	—	86,400
Proceeds from issuance of common stock under the ATM Program, net of commissions	2,904	—
Payments of offering costs	(141)	(303)
Proceeds from exercise of common stock options	—	3,363
Proceeds from issuance of common stock under Employee Stock Purchase Plan	115	141
Net cash provided by financing activities	2,878	89,601
Net increase (decrease) in cash, cash equivalents and restricted cash	(74,024)	73,498
Cash, cash equivalents and restricted cash at beginning of period	133,430	59,932
Cash, cash equivalents and restricted cash at end of period	$59,406	$133,430

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$245	$—

The accompanying notes are an integral part of these consolidated financial statements.

MAGENTA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Magenta Therapeutics, Inc. (the “Company”) is a biotechnology company focused on improving stem cell transplantation. The Company was incorporated under the laws of the State of Delaware in June 2015 as HSCTCo Therapeutics, Inc. In February 2016, the Company changed its name to Magenta Therapeutics, Inc. and in June 2018 the Company completed an initial public offering of its common stock.

On February 2, 2023, after a review of the Company’s business, programs, resources and capabilities, including anticipated costs and timelines, the Company announced the decision to halt further development of its programs and to conduct a comprehensive review of strategic alternatives. The Company also announced a corporate restructuring on February 7, 2023 that resulted in a reduction in its workforce by 84% that was substantially completed in February 2023 resulting in severance and related costs of approximately $5.4 million (see Note 13).

As part of the strategic review process, the Company is exploring potential strategic alternatives that include, without limitation, an acquisition, merger, business combination or other transactions. The Company is also exploring strategic alternatives related to its product candidates and related assets, including, without limitation, licensing transactions and asset sales. There can be no assurance that the strategic review process will result in the Company pursuing a transaction, or that any transaction, if pursued, will be completed on terms favorable to the Company and its stockholders. If the strategic review process is unsuccessful, the Company may decide to pursue a dissolution and liquidation of the Company.

In addition, the Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the continuing impact of the ongoing coronavirus (“COVID-19”) pandemic and the ability to secure additional capital to fund operations. Product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The Company has incurred recurring losses since inception, including net losses of $76.5 million and $71.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had an accumulated deficit of $402.0 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on the results of the strategic review process and its ability to raise additional capital to fund its operations.

The Company expects to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives. There can be no assurance, however, that the Company will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and the Company has incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges. Should the Company resume the development of its programs, it will need to obtain substantial additional funding in connection with continuing operations, particularly as the Company advances its preclinical activities and clinical trials for its product candidates in development. If the Company is unable to raise capital when needed, or on attractive terms, it could be forced to delay, reduce or eliminate its research or drug development programs or any future commercialization efforts. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains all cash, cash equivalents and marketable securities at two accredited financial institutions in amounts that exceed federally insured limits (see Note 13).

The Company has been dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company has historically relied on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022 or 2021.

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

Leases

Prior to January 1, 2022, the Company accounted for leases under ASC 840, Leases (“ASC 840”). Effective January 1, 2022, the Company accounts for leases under ASC 842, Leases (“ASC 842”). Therefore, as of December 31, 2021, the Company’s consolidated financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such period. As of and for the year ended December 31, 2022, the Company’s consolidated financial statements are presented in accordance with ASC 842.

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

Deferred Rent

The Company’s lease agreements include payment escalations and lease incentives, which, prior to the adoption of ASC 842 on January 1, 2022, were accrued or deferred as appropriate such that rent expense for each lease was recognized on a straight-line basis over the respective lease term. Adjustments for such items, consisting primarily of tenant improvement allowances and payment escalations, were recorded as deferred rent and amortized over the lease term.

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

Stock-Based Compensation

The Company measures compensation expense for all stock options and other stock-based awards granted to employees, directors and non-employees based on the fair value on the date of grant and recognizes such compensation expense over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues awards with either service-only vesting conditions and records the expense using the straight-line method or service and performance vesting conditions and records the expense when achievement of the performance condition becomes probable using the graded-vesting method. The Company accounts for forfeitures as they occur.

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

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2022 and 2021, the Company’s only element of other comprehensive income (loss) was unrealized gains (losses) on marketable securities.

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

The Company reported a net loss for the years ended December 31, 2022 and 2021. The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of December 31,
	2022	2021
Stock options to purchase common stock	8,475,816	6,248,675
Unvested restricted common stock units	427,244	479,918
Shares of common stock issuable under Employee Stock Purchase Plan	72,611	42,634
	8,975,671	6,771,227

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance is effective for annual reporting periods beginning after December 15, 2020. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for nonpublic entities and emerging growth companies to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

3. Marketable Securities and Fair Value Measurements

As of December 31, 2022, marketable securities by security type consisted of (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury notes (due within one year)	$54,596	$2	$(183)	$54,415
Total	$54,596	$2	$(183)	$54,415

As of December 31, 2021, marketable securities by security type consisted of (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury notes (due within one year)	$30,213	$—	$(20)	$30,193
U.S. treasury notes (due after one year through two years)	15,093	—	(10)	15,083
Total	$45,306	$—	$(30)	$45,276

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$56,663	$—	$—	$56,663
Marketable securities:
U.S. treasury notes	—	54,415	—	54,415
Total	$56,663	$54,415	$—	$111,078

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$131,542	$—	$—	$131,542
Marketable securities:
U.S. treasury notes	—	45,276	—	45,276
Total	$131,542	$45,276	$—	$176,818

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Laboratory and computer equipment	$6,954	$6,397
Furniture and fixtures	826	826
Leasehold improvements	6,905	6,905
	14,685	14,128
Less: Accumulated depreciation and amortization	(8,590)	(6,667)
	$6,095	$7,461

Depreciation and amortization expense was $1.9 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll and related expenses	$4,162	$3,346
Accrued external research and development expenses	3,091	2,813
Deferred rent, current portion	—	555
Accrued other	1,018	1,109
	$8,271	$7,823

6. Common Stock

The Company has a shelf registration statement on Form S-3 (the “Shelf”) on file with the SEC, which covers the offering, issuance and sale of up to an aggregate of $250.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company also entered into a sales agreement, as amended, with Cowen and Company, LLC, as sales agent to provide for the issuance and sale by the Company of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM Program”). The Shelf was declared effective by the SEC on August 12, 2022. During the year ended December 31, 2022, the Company sold 1,644,200 shares of its common stock under the ATM Program at a weighted average price per share of $1.82 resulting in net proceeds of $2.8 million after commissions and offering costs. As of December 31, 2022, $247.0 million remained available under the Shelf, including up to $47.0 million available for sale under the ATM Program.

In May 2021, the Company issued and sold 9,599,998 shares of its common stock in a private placement at a purchase price of $9.00 per share, resulting in net proceeds of $86.1 million, after deducting offering expenses. In connection with the private placement, the Company filed a resale registration statement with the SEC in June 2021 to register the resale of these shares by the purchasers in the private placement.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the board of directors.

7. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Shares of common stock underlying any awards under the 2018 Plan and the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan (the “2016 Plan”) that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) will be available for future awards under the 2018 Plan. As of December 31, 2022, 3,102,231 shares remained available for future grants under the 2018 Plan.

The 2018 Plan provides that the number of shares reserved and available for issuance under the 2018 Plan will automatically increase each January 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. The number of shares reserved for issuance under the 2018 Plan was increased by 2,425,596 shares effective January 1, 2023.

2016 Stock Option and Grant Plan

The Company also has outstanding stock options and restricted stock awards under the 2016 Plan, but is no longer granting awards under this plan.

The 2018 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the term of awards may not be greater than ten years. Vesting periods are determined at the discretion of the board of directors. Awards typically vest over eighteen months to four years. The exercise price for stock options granted may not be less than the fair value of common stock as of the date of grant. The fair value of common stock is based on quoted market prices.

2019 Employee Stock Purchase Plan

Employees may elect to participate in the Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. The six-month offering periods begin in December and June of each year. During the year ended December 31, 2022, 120,013 shares of common stock were purchased under the ESPP at a purchase price per share of $0.96. During the year ended December 31, 2021, 25,563 shares of common stock were purchased under the ESPP at a weighted average purchase price of $5.53 per share. The Company recognized $0.1 million and less than $0.1 million of stock-based compensation during the years ended December 31, 2022 and 2021, respectively, related to the ESPP. As of December 31, 2022, 593,239 shares remained available for issuance under the ESPP.

The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1 through January 1, 2029, by the lesser of (i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 1,000,000 shares and (iii) such number of shares as determined by the compensation committee of the Company’s board of directors. The number of shares reserved for issuance under the ESPP did not increase on January 1, 2023.

Common Stock Option Valuation

The assumptions that the Company used to determine the fair value of options granted were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.5%	0.9%
Expected term (in years)	5.9	6.0
Expected volatility	81.2%	80.5%
Expected dividend yield	0%	0%

Common Stock Option Activity

The following table summarizes the Company’s option activity since December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	6,248,675	$9.15	8.2	$—
Granted	4,509,673	$2.13
Exercised	—	$—
Forfeited	(2,282,532)	$7.31
Outstanding as of December 31, 2022	8,475,816	$5.91	8.2	$—
Options vested and expected to vest as of December 31, 2022	8,475,816	$5.91	8.2	$—
Options exercisable as of December 31, 2022	3,641,107	$8.27	7.1	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. There were no option exercises during the year ended December 31, 2022. The aggregate intrinsic value of options exercised during the year ended December 31, 2021 was $1.3 million.

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2022 and 2021 was $1.48 and $6.32, respectively.

Restricted Stock Units

The Company granted service-based restricted stock units to certain employees which vests over eighteen months to four years. Upon vesting, each restricted stock unit entitles the holder to a specified number of shares of common stock.

The table below summarizes the Company’s restricted stock unit activity since December 31, 2021:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding as of December 31, 2021	289,918	$7.79
Granted	185,871	$1.90
Vested	(76,539)	$6.46
Forfeited	(142,006)	$6.97
Outstanding as of December 31, 2022	257,244	$4.38

The total fair value of restricted stock units vested during the years ended December 31, 2022 and 2021 was $0.1 million and $0.3 million, respectively.

Performance Restricted Stock Units

The Company grants performance-based restricted stock units to certain senior employees which vest upon the occurrence of certain operational and financial events. At the achievement of the performance-based vesting criteria, each performance-based restricted stock unit entitles the holder to a specified number of shares of common stock.

The table below summarizes the Company’s performance restricted stock unit activity since December 31, 2021:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding as of December 31, 2021	190,000	$9.91
Granted	—	$—
Vested	—	$—
Forfeited	(20,000)	$7.51
Outstanding as of December 31, 2022	170,000	$10.19

There was no performance restricted stock units vested during the year ended December 31, 2022. The total fair value of performance restricted stock units vested during the year ended December 31, 2021 was $1.0 million.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development expenses	$1,877	$3,836
General and administrative expenses	5,144	6,472
	$7,021	$10,308

As of December 31, 2022, unrecognized compensation expense related to unvested share-based awards with service-based vesting conditions was $13.6 million, which is expected to be recognized over a weighted average period of 2.2 years. Additionally, the Company had unrecognized compensation cost of $1.7 million related to the unvested performance restricted stock units for which the performance conditions were not considered probable of achievement as of December 31, 2022.

8. Leases

The Company has a sublease, as amended, for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease is subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and expires in February 2028. The sublandlord has the right to terminate the sublease after five years. The Company classified this sublease as an operating lease under ASC 842. The Company is obligated to pay real estate taxes and other costs related to the premises, including costs of operations and management of the leased premises. To the extent these costs are variable, they were not included in the measurement of the right-of-use asset and lease liability. In connection with the sublease, as amended, the sublandlord funded $5.2 million in tenant improvements to the leased facility during 2019. The Company is required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified as noncurrent restricted cash in the consolidated balance sheets at December 31, 2022 and 2021.

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

The components of the Company’s lease expense under ASC 842 were as follows (in thousands):

Year Ended
December 31, 2022
Operating lease cost	$6,407
Short-term lease cost	—
Variable lease cost	1,406
$7,813

Supplemental disclosure of cash flow information related to the lease was as follows (in thousands):

Year Ended
December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$6,567
Operating lease liabilities arising from obtaining right-of-use asset	$—

The weighted average remaining lease term and discount rate were as follows:

December 31, 2022
Weighted-average remaining lease term - operating lease (in years)	5.17
Weighted-average discount rate - operating lease	11.00%

Because the interest rate implicit in the lease was not readily determinable, the Company’s estimated incremental borrowing rate was used to calculate the present value of the lease.

As of December 31, 2022, the future minimum lease payments due under the noncancelable operating lease was as follows (in thousands):

2023	$6,936
2024	7,313
2025	7,679
2026	8,062
2027	8,466
Thereafter	1,439
Total future minimum lease payments	39,895
Less: imputed interest	(9,933)
Total operating lease liabilities	$29,962

The following table represents the lease liabilities on the consolidated balance sheet (in thousands):

December 31, 2022
Current operating lease liability	$3,824
Operating lease liability, net of current portion	26,138
Total operating lease liabilities	$29,962

As previously disclosed in the Company’s Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the following table summarizes the future minimum lease payments due under the operating lease as of December 31, 2021 (in thousands):

2022	$6,375
2023	6,734
2024	7,100
2025	7,455
2026	7,828
Thereafter	9,617
$45,109

Rent expense for the year ended December 31, 2021 was $6.2 million.

In 2018, the Company entered into two sub-subleases of approximately 27,000 square feet of office space in Cambridge, Massachusetts. One of the sub-subleases, as amended, expired in December 2021. The remaining sub-sublease, as amended, was set to expire in April 2022 but was further amended to increase the square footage from 13,643 square feet to 26,114 square feet and to extend the expiration to April 2024. As of December 31, 2022, the remaining base rent payments due to the Company under the amended sub-sublease was $3.6 million. The Company recorded other income of $3.1 million and $3.5 million during the years ended December 31, 2022 and 2021, respectively, related to these sub-subleases.

9. Commitments and Contingencies

Leases

The Company’s commitments under its leases are described in Note 8.

Collaboration Agreement

In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company may pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may be obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. During each of the years ended December 31, 2022 and 2021, the Company recorded $0.4 million of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support. During the year ended December 31, 2022, the Company recorded $2.0 million of research and development expense related to the achievement of a development milestone. During the year ended December 31, 2021, the Company did not incur any expense related to the achievement of these milestones.

Intellectual Property Licenses

The Company has a license agreement with the President and Fellows of Harvard College (“Harvard”), entered into in November 2016, for an exclusive, worldwide, royalty-bearing license for certain technologies related to conditioning and mobilization. The Company is obligated to pay Harvard maintenance fees of $0.1 million annually and to reimburse qualified expenses related to the patents. The Company is also obligated to pay milestone payments of up to $7.4 million for the first two licensed products upon the achievement of certain development and regulatory milestones and to pay royalties on a product-by-product and country-by-country basis on net sales of products licensed under the agreement. During the year ended December 31, 2022, the Company did not incur any expense related to the achievement of these milestones. During the year ended December 31, 2021, the Company recorded $0.1 million of expense related to the achievement of one of these milestones.

In November 2022, the Company entered into a license agreement with ImmunoGen, Inc. (“ImmunoGen”), for an exclusive, worldwide, royalty-bearing license for certain technology related to one of the Company's conditioning programs. Upon execution of the agreement, the Company made a nonrefundable payment of $4.4 million in partial consideration for the license. The Company is also obligated to pay milestone payments of up to $125.0 million in the aggregate upon the achievement of certain development, regulatory and sales-based milestones and to pay single-digit royalties on a product-by-product and country-by-country basis on net sales of products licensed under the agreement. During the year ended December 31, 2022, the Company did not incur any expense related to the achievement of these milestones. Effective December 29, 2022, Michael Vasconcelles, a member of the Company's board of directors, became ImmunoGen's Executive Vice President of Research, Development, and Medical Affairs (see Note 12).

The Company has agreements with third parties in the normal course of business, under which it can license certain developed technologies. If the Company exercises its rights to license the respective technologies, it may be subject to additional fees and milestone payments. During the year ended December 31, 2022, the Company recorded research and development expense of $0.1 million related to the license of certain developed technologies under these agreements. During the year ended December 31, 2021, the Company did not incur any expense related to these licenses.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022.

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

10. 401(k) Savings Plan

The Company has a 401(k) available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the board of directors of the Company. Effective August 2021, the Company began making matching contributions of up to 2% of eligible wages. During the years ended December 31, 2022 and 2021, the Company recorded $0.2 million and $0.1 million, respectively, of expense related to this matching contribution.

11. Income Taxes

During the years ended December 31, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and orphan drug tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	5.9	5.8
Research and orphan drug tax credits	4.1	3.3
Other	(1.1)	0.5
Increase in deferred tax asset valuation allowance	(29.9)	(30.6)
Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$73,843	$67,236
Capitalized research and development expenses	20,137	8,665
Research and orphan drug tax credit carryforwards	15,550	12,370
Operating lease liability	8,110	—
Stock compensation expense	6,683	5,430
Accrued expense	1,112	936
Other	—	1,891
Total deferred tax assets	125,435	96,528
Valuation allowance	(118,215)	(95,367)
Net deferred tax assets	7,220	1,161
Deferred tax liabilities:
Operating lease, right-of-use asset	(6,271)	—
Depreciation and amortization	(949)	(1,161)
Total deferred tax liabilities	(7,220)	(1,161)
Net deferred tax assets and liabilities	$—	$—

As of December 31, 2022, the Company had net operating loss carryforwards for federal income tax purposes of $272.9 million, of which $17.5 million begin to expire in 2035 and $255.4 million can be carried forward indefinitely. As of December 31, 2022, the Company had net operating loss carryforwards for state income tax purposes of $272.6 million which begin to expire in 2035. As of December 31, 2022, the Company also had available research and orphan drug tax credit carryforwards for federal and state income tax purposes of $12.9 million and $3.4 million, respectively, which begin to expire in 2035 and 2030, respectively. Utilization of the net operating loss carryforwards and research and orphan drug tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The Company has not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382 and 383 of the Code, at any time since inception, utilization of the net operating loss carryforwards or research and orphan drug tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and orphan drug tax credit carryforwards before utilization.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. The Company considered its history of cumulative net losses incurred since inception and its lack of commercialization of any products since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2022 and 2021. The Company reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021 related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and research and orphan drug tax credit carryforwards. During the year ended December 31, 2022, capitalized research and development expenses increased pursuant to Section 174 of the Code. The changes in the valuation allowance for the years ended December 31, 2022 and 2021 and were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Valuation allowance as of beginning of year	$95,367	$73,600
Net increases recorded to income tax provision	22,848	21,767
Valuation allowance as of end of year	$118,215	$95,367

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2022 or 2021.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are open under statute from 2019 to the present. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

12. Related Parties

Effective December 29, 2022, Michael Vasconcelles, a member of the Company's board of directors, became ImmunoGen's Executive Vice President of Research, Development, and Medical Affairs. The Company and ImmunoGen entered into a license agreement in November 2022 (see Note 9) and a Material Transfer and Evaluation Agreement, as amended, in August 2020. For the year ended December 31, 2022, the Company recorded expense of $4.6 million related to these agreements. As of December 31, 2022, amounts on the consolidated balance sheet related to these agreements was $0.1 million which was included in accounts payable and accrued expenses.

Effective March 2018, Amy Lynn Ronneberg, the then serving President of Be The Match BioTherapies, LLC, became a member of the Company’s board of directors and subsequently was appointed Chief Executive Officer of the National Marrow Donor Program/Be The Match, or NMDP/Be The Match, organization in June 2020. The Company has collaboration agreements with the National Marrow Donor Program (as successor in interest to Be The Match BioTherapies Collection Services, LLC (formerly known as Be The Match BioTherapies, LLC)) and a research agreement with an affiliated organization, Center for International Blood and Marrow Transplant Research. In addition, in June 2020, the Company entered into a clinical collaboration agreement with NMDP/Be The Match to evaluate the potential utility of MGTA-145 for mobilizing and collecting hematopoietic stem cells from donors in a single day and then using them for allogeneic transplant in patients. Under the terms of this agreement, the Company shall fund up to fifty percent of NMDP/Be The Match clinical trial costs and provide the trial drugs which will be included in research and development expense. For the years ended December 31, 2022 and 2021, the Company recorded expense of $0.3 million and $0.7 million, respectively, related to these agreements. As of December 31, 2022 and 2021, amounts on the consolidated balance sheets related to these agreements were $0.1 million and $0.2 million, respectively, which amounts were included in accounts payable and accrued expenses and other current liabilities and less than $0.1 million as of December 31, 2021, which amount was included in prepaid expenses and other current assets.

13. Subsequent Events

As of December 31, 2022, the Company had approximately $5.7 million on deposit at Silicon Valley Bank (“SVB”), consisting of $3.9 million of cash and cash equivalents and $1.8 million of restricted cash. SVB was closed on March 10, 2023, by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Subsequent to the closure of SVB, the FDIC created Silicon Valley Bridge Bank, N.A. (“SVB Bridge Bank”) and the Company’s SVB deposits were transferred to SVB Bridge Bank. As of March 20, 2023, the Company had approximately $36.9 million, including $1.8 million of restricted cash, on deposit at SVB Bridge Bank.

On January 31, 2023, the Company received a written notice from the staff of Nasdaq’s Listing Qualifications Department, notifying the Company that, for the 30 consecutive business day period between December 15, 2022 through January 30, 2023, the bid price for its common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until July 31, 2023, to regain compliance with the Minimum Bid Price Requirement. If the Company fails to satisfy the continued listing requirements of Nasdaq, such as the Minimum Bid Price Requirement, Nasdaq may take steps to delist its common stock.

On February 2, 2023, after a review of the Company’s business, programs, resources and capabilities, including anticipated costs and timelines, the Company announced the decision to halt further development of its programs and to conduct a comprehensive review of strategic alternatives. The Company also announced a corporate restructuring on February 7, 2023 that resulted in a reduction in its workforce by 84% that was substantially completed in February 2023 resulting in severance and related costs of approximately $5.4 million.

As part of the strategic review process, the Company is exploring potential strategic alternatives that include, without limitation, an acquisition, merger, business combination or other transaction. The Company is also exploring strategic alternatives related to its product candidates and related assets, including, without limitation, licensing transactions and asset sales. There can be no assurance that the strategic review process will result in the Company pursuing a transaction, or that any transaction, if pursued, will be completed on terms favorable to the Company and its stockholders. If the strategic review process is unsuccessful, our board of directors may decide to pursue a dissolution and liquidation of the Company.

On February 6, 2023, the Company entered into an agreement with Wedbush Securities Inc (“Wedbush”) to act as the Company’s exclusive strategic financial advisor in connection with a potential strategic transaction including but not limited to an acquisition, merger, business combination or other transaction. Upon the consummation of such transaction, the Company agreed to pay Wedbush a success fee of 1.0% of the transaction value with a minimum fee of $1.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer (our President, Chief Financial and Operating Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 98 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

3.2

Second Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on December 13, 2022).

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

10.6

Sublease by and between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated as of May 4, 2018 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.6.1

First Amendment to Sublease Agreement, dated as of December 13, 2018, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc. (Incorporated by reference to Exhibit 10.14.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-231097) filed with the Securities and Exchange Commission on April 29, 2019).

10.6.2

Second Amendment to Sublease Agreement, dated as of August 19, 2020, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc. (Incorporated by reference to Exhibit 10.14.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38541) filed with the Securities and Exchange Commission on March 3, 2021).

10.7

Securities Purchase Agreement, among the Registrant and certain of its stockholders dated May 12, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on May 12, 2021).

10.8#

Amended and Restated Employment Agreement by and between the Registrant and Jason Gardner, effective March 3, 2022 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-38541) filed with the Securities and Exchange Commission on March 8, 2022).

10.9#

Amended and Restated Employment Agreement by and between the Registrant and Stephen Mahoney, effective March 3, 2022 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-38541) filed with the Securities and Exchange Commission on March 8, 2022).

10.10*#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey Humphrey, effective May 2, 2022.

Exhibit Number	Description

10.11*#	Amended and Restated Employment Agreement by and between the Registrant and Lisa Olson, effective May 2, 2022.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1*

Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certifications of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

* Filed herewith.

** Furnished herewith.

# Represents a management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGENTA THERAPEUTICS, INC.

Date: March 23, 2023	By:	/s/ Stephen Mahoney
Stephen Mahoney
President, Chief Financial and Operating Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Stephen Mahoney with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Mahoney	President, Chief Financial and Operating Officer	March 23, 2023
Stephen Mahoney	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Jeffrey Albers	Director	March 23, 2023
Jeffrey Albers

/s/ Bruce Booth, D.Phil.	Director	March 23, 2023
Bruce Booth, D.Phil.

/s/ Thomas O. Daniel, M.D.	Director	March 23, 2023
Thomas O. Daniel, M.D.

/s/ Alison F. Lawton	Director	March 23, 2023
Alison F. Lawton

/s/ Anne M. McGeorge	Director	March 23, 2023
Anne M. McGeorge

/s/ Amy L. Ronneberg	Director	March 23, 2023
Amy L. Ronneberg

/s/ David T. Scadden, M.D.	Director	March 23, 2023
David T. Scadden, M.D.

/s/ Michael Vasconcelles, M.D.	Director	March 23, 2023
Michael Vasconcelles, M.D.