Form 10-K/A
period 2022-12-31
Magenta Therapeutics, Inc.
filed 2023-05-01
CIK 1690585

UNITED
S
TATES
SECURITIES AND EXCHAN
G
E COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-38541

Magenta Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-0724163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Technology Square, 8th Floor Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)
(857)
242-0170
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	MGTA	The Nasdaq Global Market
Preferred Stock Purchase Rights		The Nasdaq Global Market
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by
non-affiliates
of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $56.3 million (based on the last reported sale price on the Nasdaq Global Market as of such date). For this computation
, the
registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by its executive officer and directors; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.
As of March 31, 2023, there were 60,648,821 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm ID: 185	Auditor Name: KPMG LLP	Auditor Location: Boston, Massachusetts

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Form
10-K/A”)
to the Annual Report on Form
10-K
of Magenta Therapeutics, Inc. (“Magenta Therapeutics,” “Magenta,” the “Company,” “we,” “us,” “our” and similar references), for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2023 (the “Original Form
10-K”)
is being filed solely for the purpose of including the information required by Part III of Form
10-K.
This information was previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
We are filing this Form
10-K/A
to include Part III information in our Form
10-K
because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form
10-K.
In addition, this Form
10-K/A
deletes the reference on the cover of the Original Form
10-K
to the incorporation by reference of portions of our proxy statement into Part III of the Original Form
10-K.
As required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended, in connection with this Form
10-K/A,
our President, Chief Financial and Operating Officer is providing a Rule
13a-14(a)
certification as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of this certification. Because no financial statements have been included in this Form
10-K/A
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted, in accordance with Question 161.01 of the Exchange Act Rules Compliance and Disclosure Interpretations of the Division of Corporation Finance of the SEC.
Except as described above, this Form
10-K/A
does not modify or update disclosure in, or exhibits to, the Original Form
10-K.
Furthermore, this Form
10-K/A
does not change any previously reported financial results. Information not affected by this Form
10-K/A
remains unchanged and reflects the disclosures made at the time the Original Form
10-K
was filed.

Magenta Therapeutics, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors currently consists of eight members. In accordance with the terms of our Certificate of Incorporation and By-laws, our Board of Directors is divided into three classes, class I, class II and class III, with members of each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires.

Our Certificate of Incorporation and By-laws provide that the authorized number of directors may be changed only by resolution of our Board of Directors. Our Certificate of Incorporation also provides that our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds (2/3) of the outstanding shares of capital stock then entitled to vote in an annual election of directors, and that any vacancy on our Board of Directors, including a vacancy resulting from an increase in the size of our Board of Directors, may be filled only by vote of a majority of our directors then in office.

Our Board of Directors currently consists of eight members. In accordance with the terms of our Certificate of Incorporation and By-laws, our Board of Directors is divided into three classes, class I, class II and class III, with members of each class serving staggered three-year terms. The following table sets forth the names and certain other information about each of our current directors. All information is as of April 28, 2023:

Name	Positions and Offices Held with Magenta	Director Since	Class and Year in Which Term Will Expire	Age
Jeffrey W. Albers	Director	2017	Class II—2023	51
Bruce Booth, D. Phil.	Director	2016	Class III—2024	49
Thomas O. Daniel, M.D.	Director	2016	Class I—2025	69
Alison F. Lawton	Director	2020	Class III—2024	61
Anne McGeorge	Director	2019	Class II—2023	62
Amy Lynn Ronneberg	Director	2018	Class I—2025	49
David T. Scadden, M.D.	Director	2016	Class II—2023	70
Michael Vasconcelles, M.D.	Director	2022	Class I—2025	59

The biographies of each of the directors below contain information regarding each such person’s service as a director, business experience, director positions held currently or at any time during the last five years and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee of our Board of Directors to determine that the person should serve as a director of Magenta. In addition to the information presented below regarding each such person’s specific experience, qualifications, attributes and skills that led our Board of Directors and our Nominating and Corporate Governance Committee to the conclusion that he or she should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards. Each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to Magenta and our Board of Directors. There are no material legal proceedings to which any of our nominees and continuing directors is a party adverse to us or our subsidiary or in which any such person has a material interest adverse to us or our subsidiary.

Jeffrey W. Albers has served as a member of our Board of Directors since July 2017. Mr. Albers has over 25 years of experience working in the biopharmaceutical industry and bringing important new medicines to patients with cancer and rare diseases. He is currently the Chairman of Blueprint Medicines Corporation and Venture Partner at Atlas Venture. Mr. Albers served as Chief Executive Officer, President and Chairman of Blueprint Medicines Corporation from June 2021 to April 2022 and as Chief Executive Officer, President and director from July 2014 to June 2021. Prior to joining Blueprint Medicines Corporation in July 2014, Mr. Albers was President of Algeta ASA, a Norwegian biotechnology company from January 2012 to April 2014, where he oversaw the commercial and business functions. Prior to Algeta ASA, from July 2005 to November 2011, Mr. Albers was at Genzyme Corporation (“Genzyme”), a biotechnology company that is now a wholly-owned subsidiary of Sanofi S.A., most recently as Vice President of the U.S. hematology and oncology business unit. Mr. Albers serves on the Board of Directors of Blueprint Medicines Corporation, Kymera Therapeutics, Inc. and MOMA Therapeutics. Mr. Albers received a B.S. from Indiana University and an M.B.A. and a J.D. from Georgetown University. We believe that Mr. Albers’ leadership in the life sciences industry qualifies him to serve on our Board of Directors.

Bruce Booth, D.Phil., one of our founding investors and board members, has served as a member of our Board of Directors since February 2016. Dr. Booth joined Atlas Venture in 2005, and currently serves as Partner. Previously, from 2004 to 2005, Dr. Booth was a Principal at Caxton Health Holdings L.L.C., a healthcare-focused investment firm, where he focused on the firm’s venture capital activities. Prior to Caxton, from 1999 to 2004, he was an Associate Principal at McKinsey & Company, a global strategic management consulting firm, where he advised clients on R&D productivity, corporate strategy and business development issues across the biopharmaceutical sector. Dr. Booth serves on the Board of several privately held companies, as well as on the board of AVROBIO Inc., where he is the Chairman, Kymera Therapeutics, Inc., where he is the Chairman and a Co-Founder and Vigil Neuroscience, Inc., where he is Chairman. Dr. Booth previously served on the Board of miRagen Therapeutics, Inc. from 2007 to December 2018, Zafgen, Inc. from 2007 to June 2018 and Unum Therapeutics, Inc. from 2014 to July 2020. Dr. Booth also serves on UCB Pharma’s New Medicines Scientific Advisory Board and participates on several other advisory boards for pharmaceutical companies and academic medical centers. As a British Marshall Scholar, Dr. Booth holds a D.Phil. in molecular immunology from Oxford University’s Nuffield Department of Medicine and a B.S. in biochemistry, summa cum laude, from Pennsylvania State University. We believe Dr. Booth’s extensive leadership, executive, managerial and business experience with life sciences companies, including experience in the formation, development and business strategy of multiple start-up companies in the life sciences sector qualifies him to serve on our Board of Directors.

Thomas O. Daniel, M.D. has served as a member of our Board of Directors since October 2016. Dr. Daniel has 23 years of experience in biopharmaceutical discovery and development. He is currently Chairman of Locanabio, Inc., and is a director at Gossamer Bio, Inc. He was recently a Venture Partner at ARCH Venture Partners from October 2016 through June 2021, and served as Chairman of Research at Celgene Corporation, and as President of Research and Early Development from December 2006 until February 2012, and as Executive Vice President and President of Research and Early Development until December 2015. Previously, he served as Chief Scientific Officer and director at Ambrx Inc., from August 2003 to November 2006. Dr. Daniel also served as Vice President of Research at Amgen Inc. from August 2002 to April 2003, where he was Research Site Head of Amgen Washington and Therapeutic Area Head of Inflammation. Prior to Amgen Inc.’s acquisition of Immunex Corporation, Dr. Daniel served as Senior Vice President of Discovery Research at Immunex Corporation from May 2000 to August 2002. Dr. Daniel previously served on the Boards of Juno Therapeutics, Inc. from July 2015 to March 2018, and Epizyme, Inc. from May 2013 to June 2014. Dr. Daniel is a Trustee of Reed College, serves on the Board of the Alliance for Lupus Research, and advises privately-held biotechnology companies including Brii Biosciences Limited, Epirium Bio, Inc. and Inception Therapeutics. Dr. Daniel serves as director and Chairman of the Board of Overseers of The Scripps Research Institute. A nephrologist and former academic investigator, Dr. Daniel was previously the C.M. Hakim Professor of Medicine and Cell Biology at Vanderbilt University. He formerly conducted research in the Howard Hughes Medical Institute at UC San Francisco, earned an M.D. from the University of Texas, Southwestern, and completed medical residency at Massachusetts General Hospital. Dr. Daniel’s qualifications to serve on our Board of Directors include his extensive experience in biotechnology research and development and his prior experience as both an executive officer and a director of publicly traded companies.

Alison F. Lawton has served as a member of our Board of Directors since December 2020 and the Chair of our Board of Directors since August 2021. Ms. Lawton is an executive leader with more than 30 years of experience in biopharma. She served as President and Chief Executive Officer of Kaleido Biosciences, Inc. from August 2018 to June 2020, and served as President and Chief Operating Officer from December 2017 to August 2018. Prior to joining Kaleido Biosciences, Inc., Ms. Lawton served as Chief Operating Officer at Aura Biosciences, Inc., an oncology therapeutics company, from January 2015 until December 2017, and, prior to joining Aura, served as a consultant to Aura from March 2014 to December 2014. From January 2013 to January 2014, Ms. Lawton served as Chief Operating Officer at OvaScience Inc., a life sciences company. From 2014 to 2017, Ms. Lawton served as a biotech consultant for various companies, including as Chief Operating Officer consultant at X4 Pharmaceuticals. Prior to that, Ms. Lawton spent more than 20 years in various positions of increasing responsibility including Senior Vice President and General Manager of Biosurgery and prior, Senior Vice President of Market Access at Genzyme Corporation, a global biopharmaceutical company, and subsequently at Sanofi S.A., also a global biopharmaceutical company, following the acquisition of Genzyme by Sanofi in 2011. Additionally, Ms. Lawton previously served two terms as the industry representative on the U.S. Food & Drug Administration’s Cell & Gene Therapy Advisory Committee and as Chairman of the Board of the Regulatory Affairs Professional Society. Ms. Lawton currently serves on the Board of Directors of ProQR Therapeutics N.V., X4 Pharmaceuticals Inc. and Aeglea Biotherapeutics Inc. and the private companies SwanBio Therapeutics, Inc. and AgBiome, LLC. Ms. Lawton previously served on the boards of directors of Kaleido Biosciences Inc. from August 2018 to October 2020, Verastem, Inc. from November 2012 to May 2020, CoLucid Pharmaceuticals, Inc. from March 2016 until its acquisition by Eli Lilly in March 2017, and Cubist Pharmaceuticals, Inc. from February 2012 to December 2014 prior to its acquisition by Merck & Co. in January 2015. Ms. Lawton holds a B.Sc. in pharmacology from Kings College, University of London.

Anne McGeorge has been a member of our Board of Directors since June 2019. Ms. McGeorge has over 35 years of experience providing strategic guidance and operational oversight to health care organizations. Ms. McGeorge is on the adjunct faculty at the University of North Carolina at Chapel Hill. Ms. McGeorge is a director at The Oncology Institute, Inc. (NASDAQ:TOI), CitiusTech, a private health care technology company, Nimbus Therapeutics, LLC, a private biotech company, CLEAR Insurance, a Cayman based captive insurance company, the National Marrow Donor Program (Be The Match), a 501(c)(3) organization, and is on the advisory board at FCA Healthcare Innovations (formerly Dioko Ventures). Prior to her retirement in July 2017, Ms. McGeorge worked at Grant Thornton LLP where she routinely advised clients on audit and financial matters relating to the healthcare industry. During her time at Grant Thornton LLP, Ms. McGeorge was Managing Partner of Grant Thornton LLP’s Health Care Industry Practice from January 2006 to July 2017 as well as Global Managing Partner for Grant Thornton International’s Health Care Industry Practice from August 2015 to July 2017. Ms. McGeorge was formerly a Partner at Deloitte LLP from 2002 to 2005 and at Arthur Andersen LLP from 1997 to 2002. Ms. McGeorge received a B.B.A., Business, Accounting from the College of William and Mary, and an M.S., Accounting/Taxation from the University of Virginia. We believe that Ms. McGeorge is qualified to serve on our Board of Directors based on her extensive experience providing auditing and financial services for the healthcare industry.

Amy Lynn Ronneberg has served on our Board of Directors since March 2018. Ms. Ronneberg is the Chief Executive Officer of Be The Match, a healthcare organization. Ms. Ronneberg joined Be The Match as the Chief Financial Officer in 2013 and was appointed Chief Executive Officer in 2020. Ms. Ronneberg also served as the President at Be The Match BioTherapies, LLC, a start-up company within the organization, and as Chief of Staff of the organization from February 2018 to February 2020. Within the organization, Ms. Ronneberg formulated a new organizational operating model, a new strategic plan, established international operations and has grown the organization significantly. Ms. Ronneberg has over 25 years of experience in financial and operational leadership, serving as Executive Vice President, Chief Financial Officer, and Chief Operating Officer of North American Membership Group, a private equity-owned media company. Prior to that, Ms. Ronneberg spent 12 years at Capella University, where she served in roles such as Chief Accounting Office and Vice President of Operations, lead enterprise-wide operations and customer service. Ms. Ronneberg also worked for Ernst & Young for several years as an Audit Manager. Ms. Ronneberg is a member of the Board of Directors and finance committee (Vice Chair) for Allina Health and Board of Directors and executive committee for Medical Alley Association, and she previously served on the executive committee for the World Marrow Donor Association and chairman of the board of Twin Cities in Motion, Minneapolis. Ms. Ronneberg earned a Master’s in Business Administration from Capella University, Minneapolis, Minnesota, and a B.B.A. in Accounting from University of Wisconsin-Eau Claire. We believe Ms. Ronneberg’s financial expertise and knowledge of the transplant industry qualifies her to serve on our Board of Directors.

David T. Scadden, M.D. one of our co-founders, has served on our Board of Directors and as chair of our Scientific Advisory Board since November 2016. Dr. Scadden is the Gerald and Darlene Jordan Professor of Medicine at Harvard University. He and Professor Douglas Melton founded and jointly direct the Harvard Stem Cell Institute, which is the largest institute dedicated to bringing stem cell biology to medical care in the world. With Professor Melton, Dr. Scadden founded the Department of Stem Cell and Regenerative Biology Department at Harvard University, the first department to span faculties in Harvard’s history, and served as Chair of the department from January 2009 to September 2018. He is a hematologist/oncologist and directs the Center for Regenerative Medicine at the Massachusetts General Hospital and previously Chaired the Hematologic Malignancies program in the MGH Cancer Center. Dr. Scadden is an expert on the medical applications of stem cell biology with a particular emphasis on their use in the settings of cancer and AIDS. He has published over 350 scientific papers and book chapters, and his laboratory has made fundamental contributions in how the stem cell niche regulates stem cell function and in normal and disease-corrupted hematopoiesis. Dr. Scadden serves as a director on the Board of Agios Pharmaceuticals, Inc and Editas Medicine, Inc. In addition, Dr. Scadden is a member of the board of several private companies, including Clear Creek Bio, Inc. and LifeVault Bio, Inc., and also serves on several scientific advisory boards, including Magenta’s. In addition, he has served or serves on the Board of Scientific Counselors for the National Cancer Institute, the Board of External Experts for the National Heart, Lung and Blood Institute and the Board of Directors of the International Society for Stem Cell Research. He is an elected member of the National Academy of Medicine and the American Academy of Arts and Sciences and is a fellow of the American Association for the Advancement of Science and the American College of Physicians. He is the recipient of numerous awards from scholarly societies and honorary degrees from multiple universities. We believe Dr. Scadden’s experience as a physician and medical researcher qualifies him to serve on our Board of Directors.

Michael Vasconcelles, M.D. joined our Board of Directors in August of 2022. Dr. Vasconcelles currently serves as Executive Vice President, Research, Development, and Medical Affairs at ImmunoGen, Inc. (“ImmunoGen”), which he joined in December of 2022. Prior to joining ImmunoGen, Dr. Vasconcelles served as Chief Medical Officer at Flatiron Health (“Flatiron”), a healthtech company dedicated to improving cancer treatment and advancing research, from August 2019 to December 2022. Prior to joining Flatiron, Dr. Vasconcelles served as Chief Medical Officer at Unum Therapeutics (“Unum”) from October 2015 to July 2019, a Cambridge, Massachusetts, cell and gene therapy company developing autologous engineered T-cell products for the treatment of cancer. Prior to Unum, he spent several years at Millennium Pharmaceuticals, Inc., later acquired by Takeda Pharmaceutical Company Limited, where he was Senior Vice President and head of the oncology therapy area unit. Prior to Takeda/Millennium, Dr. Vasconcelles was Group Vice President and the global therapeutic area head, transplant and oncology, at Genzyme Corporation (“Genzyme”), where he was responsible for clinical development of the transplant and oncology portfolio and a member of the Transplant and Oncology Business Unit management team. Following Sanofi Oncology’s (“Sanofi”) acquisition of Genzyme, he joined Sanofi as head, personalized medicine and companion diagnostics. He also serves on the Board of Directors at Molecular Partners, a clinical-stage biotech based in Zurich, Switzerland. From 1996-2021, Dr. Vasconcelles was an associate physician at the

Dana-Farber Cancer Institute and the Brigham and Women’s Hospital and a faculty member of the Harvard Medical School. He completed his postgraduate training in internal medicine at the Beth Israel Hospital and in hematology-oncology at the Brigham and Women’s Hospital, and he received his B.A. and M.D. from Northwestern University. We believe that Dr. Vasconcelles is qualified to serve on our Board of Directors based on his extensive experience in oncology and the life sciences industry.

There are no family relationships between or among any of our directors or executive officers. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of Magenta. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.

Executive Officers

The following table provides information regarding our executive officers as of April 28, 2023:

Name	Position Held with Magenta	Officer Since	Age
Thomas Beetham	Chief Legal Officer and Secretary	2021	53
Stephen Mahoney	President, Chief Financial and Operating Officer and Treasurer	2020	52
Lisa Olson, Ph.D.	Head of Research and Chief Scientific Officer	2020	63

Thomas Beetham joined Magenta as Chief Legal Officer in June 2021. Mr. Beetham has more than 20 years of experience in legal, business development, operations and strategy across the biotechnology and pharmaceutical industries. He joined Magenta most recently from Kiniksa Pharmaceuticals, Ltd. (“Kiniksa”) where he served as Kiniksa’s Executive Vice President, Corporate Development and Operations, Chief Legal Officer and Secretary from November 2019 to June 2021, during which time he oversaw all company legal matters, and several operational functions also reported to him including business development, technical operations, quality, compliance, human resources and more. Previously, Mr. Beetham served as Kiniksa’s Executive Vice President, Corporate Development, Chief Legal Officer and Secretary from December 2015 to November 2019, and before that as Senior Vice President in the same roles from Kiniksa’s formation in July 2015 to December 2015. Prior to Kiniksa, Mr. Beetham held various roles at Synageva BioPharma Corp. (“Synageva”) from October 2013 to June 2015, including serving as the Chief Legal Officer and Senior Vice President of Corporate Development, where he led the legal department and was responsible for business development activities. Prior to joining Synageva, Mr. Beetham was General Legal Counsel for New England Biolabs, Inc. (“Biolabs”) where he was responsible for legal matters and was a member of Biolabs’ global business development team. Before Biolabs, Mr. Beetham held various roles at Genzyme Corporation (“Genzyme”), including as the lead corporate attorney responsible for Genzyme’s hematology/oncology and multiple sclerosis products, and before that was a business and transactional attorney with the law firm of Palmer & Dodge, LLP. Mr. Beetham holds a J.D. from Boston College Law School, an M.B.A. from Boston College’s Carroll School of Management and a B.A. from the University of Rochester.

Stephen Mahoney joined Magenta as Chief Financial and Operating Officer in November 2020, was named President in February 2023 in connection with our restructuring plan and has more than 20 years of global biotechnology sector industry experience. Prior to joining Magenta, Mr. Mahoney served as President and Chief Operating Officer of Kiniksa, from August 2015 to November 2019 where he was responsible for overseeing all operational aspects of Kiniksa Pharmaceuticals, Ltd, including advancement of its existing programs, and as a senior advisor from November 2019 through December 2019. Prior to his time at Kiniksa Pharmaceuticals, Ltd., Mr. Mahoney served as Chief Commercial Officer, among other executive titles of increasing responsibilities, at Synageva Biopharma Corp. Previous to that, he was Regional Director, Legal – Asia Pacific Region for Genzyme Corporation, following other roles for the organization. Mr. Mahoney holds an M.B.A. from the Boston College Carroll School of Management, a J.D. from Boston College Law School and a B.A. from Colorado College.

Lisa Olson, Ph.D. joined Magenta as Head of Research and Chief Scientific Officer in September 2020. Prior to joining Magenta, Dr. Olson served for over fifteen years in leadership positions at the AbbVie Bioresearch Center (formerly the Abbott Bioresearch Center), where she most recently served as Vice President, Immunology Discovery and Site Head from January 2013 to September 2020. In her role as Vice President, Immunology Discovery and Site Head, Dr. Olson was responsible for all immunology discovery scientific and portfolio decisions, including new target approval, project advancement and licensing opportunities. Prior to her time at the AbbVie Bioresearch Center, she served as a Research Fellow and Group Leader in Inflammation & Immunology at Pfizer, Inc. She began her career as an Assistant Professor at Washington University School of Medicine in St. Louis, MO, following a post-doctoral cardiovascular fellowship at the University of Chicago. Dr. Olson holds a Ph.D. from the University of Illinois at Urbana-Champaign and a B.S. in Biological Sciences from Iowa State University.

The principal occupation and employment during the past five years of each of our executive officers was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our executive officers and any other person or persons pursuant to which he was or is to be selected as an executive officer.

There are no material legal proceedings to which any of our executive officers is a party adverse to us or our subsidiary or in which any such person has a material interest adverse to us or our subsidiary.

Corporate Governance

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee operates under a charter that satisfies the applicable standards of the SEC and Nasdaq. Each such committee reviews its respective charter at least annually. A current copy of the charter for each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is posted on the corporate governance section of our website, https://investor.magentatx.com/corporate-governance/governance-overview. Our Board of Directors may from time to time establish other special or standing committees to facilitate the management of Magenta or to discharge specific duties delegated by the full Board of Directors.

The table below shows current membership for each of the standing committees of our Board of Directors.

Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee
Jeffrey W. Albers Bruce Booth, D.Phil. Anne McGeorge*	Alison F. Lawton Amy Lynn Ronneberg* Michael Vasconcelles, M.D.	Jeffrey W. Albers Anne McGeorge Thomas O. Daniel, M.D.*

*	Denotes committee chair

Committee Independence

Our Board of Directors has determined that each member of the Audit Committee is “independent” for Audit Committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Our Board of Directors has designated Anne McGeorge as an “Audit Committee financial expert,” as defined under the applicable rules of the SEC.

Our Board of Directors has also determined that each member of the Compensation Committee and Nominating and Corporate Governance Committee is “independent” as defined in the applicable Nasdaq rules.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Our named executive officers for the year ended December 31, 2022 are as follows:

•	Jason Gardner, D.Phil., our former President and Chief Executive Officer;

•	Stephen Mahoney, our President, and Chief Financial and Operating Officer;

•	Jeffrey Humphrey, M.D., our former Chief Medical Officer; and

•	Lisa Olson, Ph.D. our Chief Scientific Officer.

2022 Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Jason Gardner, D.Phil.	2022	565,000	—	756,413	326,288	7,147	(3)	1,654,848
Former President and Chief Executive Officer (4)	2021	545,000	—	1,377,655	300,000	5,447		2,228,102
Stephen Mahoney
President, Chief Financial and Operating Officer (5)	2022	448,000	—	483,680	188,160	1,047	(3)	1,120,887
Jeffrey Humphrey, M.D.
Chief Medical Officer (6)	2022	305,625	—	290,376	—	494,779	(7)	1,090,780
Lisa Olson, Ph.D. Chief Scientific Officer	2022	428,000	—	373,625	179,760	2,119		983,504

(1)

Amounts reflect the aggregate grant date fair value of option awards granted to the named executive officer in the year indicated under the Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”) calculated in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). See Note 7 to the financial statements included in the Original Form 10-K regarding assumptions used in determining the fair value of option awards. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the named executive officer upon vesting or exercise of the options.

(2)

The amounts reported represent annual incentives paid in 2023 and 2022 based upon the achievement of our corporate objectives for 2022 and 2021, respectively, as discussed under “Narrative to Summary Compensation Table—Cash annual incentive.”

(3)	Represents the amount of (i) 401(k) company matching contributions, (ii) parking for our Cambridge office and (iii) long term disability premiums.
(4)

Dr. Gardner also served as a member of our Board of Directors but did not receive any additional compensation for his service as a director. Dr. Gardner departed the Company and no longer serves as a member of our Board of Directors, effective as of February 7, 2023.

(5)	Mr. Mahoney was appointed President on February 6, 2023.
(6)	Dr. Humphrey’s employment as Chief Medical Officer ended effective August 15, 2022.
(7)

Represents (i) $6,918 in 401(k) company matching contributions, parking for our Cambridge office, and long term disability premiums, and (ii) $487,861 of cash severance paid in connection with Dr. Humphrey’s departure.

Narrative to Summary Compensation Table

Our Board of Directors and Compensation Committee review compensation annually for all employees, including our executives. In setting executive base salaries and annual incentives and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, internal equity, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to Magenta. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, annual incentives or long-term incentives.

Our Compensation Committee is responsible for determining the compensation for senior management of the Company, other than the chief executive officer. Our Board of Directors, with the recommendation of the Compensation Committee, is responsible for determining the compensation of our chief executive officer. Our Compensation Committee typically reviews and discusses management’s proposed compensation with the chief executive officer for all senior management other than the chief executive officer. Based on those discussions and its discretion, taking into account the factors noted above, the Compensation Committee then sets the compensation for senior management, other than the chief executive officer, and recommends the compensation for the chief executive officer to our Board of Directors for approval. Our Board of Directors discusses the Compensation Committee’s recommendation and ultimately approves the compensation of our chief executive officer without members of management present.

In 2022, the Compensation Committee retained the services of Pay Governance LLC (“Pay Governance”) as its external independent compensation consultant. In this role, Pay Governance served as an advisor to the Compensation Committee on topics primarily related to our broader compensation structure, executive new hire compensation packages, executive compensation structure, peer group review, benchmarking of executive positions and equity share usage and dilution. In addition, Pay Governance provided advice regarding corporate governance and regulatory environment trends. Our Board of Directors and the Compensation Committee considered Pay Governance’s input on certain compensation matters as they deemed appropriate. The Compensation Committee requires that its compensation consultants be independent of management and performs an annual assessment of the compensation consultants’ independence to determine whether the consultants are independent. After review of the independence factors set forth by Nasdaq and the SEC, the Compensation Committee determined that the engagement of Pay Governance does not raise any conflict of interest.

Annual base salary

Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions and has been established by our Compensation Committee or Board of Directors, as applicable, taking into account each individual’s role, responsibilities, skills, and experience. Base salaries for our named executive officers are reviewed annually by our Compensation Committee or Board of Directors, as applicable, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, internal equity, performance, and experience.

Cash annual incentive

Our annual incentive program is intended to reward our named executive officers for meeting objective or subjective performance goals for a fiscal year. From time to time, our Compensation Committee or Board of Directors, as applicable, may approve annual incentives for our named executive officers based on individual performance, company performance, or as otherwise determined appropriate. Each of our named executive officers was eligible to receive a target bonus with respect to 2022 (as a percentage of base salary as set forth below) based upon the achievement of corporate performance goals related to, among other things, execution on key development pipeline objectives, the delivery of clinical data, the advancement of key manufacturing objectives, identification of new programs and the ensuring of financial and organizational stability. The Compensation Committee determined that corporate goals were achieved for the 2022 annual incentive at up to 110% of target, and based on the recommendation of management, the Board of Directors ultimately approved 105% of target.

Name	Target Annual Incentive (% of base salary)
Jason Gardner, D.Phil.	55
Stephen Mahoney	40
Jeffrey Humphrey, M.D.	40
Lisa Olson, Ph.D.	40

Long-term equity incentives

Our equity grant program is intended to align the interests of our named executive officers with those of our stockholders and to motivate them to make important contributions to our performance. For more detail, please refer to “Outstanding Equity Awards at 2022 Fiscal Year End.”

Outstanding Equity Awards at 2022 Fiscal Year End

The following table presents information regarding all outstanding stock options held by each of our named executive officers on December 31, 2022.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#)		Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Jason Gardner, D.Phil.	77,399	—		7.71	1/30/2028	—		—
	551,473	—		9.49	5/11/2028	—		—
	171,468	11,432	(1)	7.13	2/4/2029	—		—
	189,062	85,938	(2)	12.28	2/9/2030	—		—
	49,219	63,281	(3)	10.80	2/10/2031	—		—
	35,156	77,344	(4)	7.11	8/1/2031	—		—
	35,156	152,344	(5)	3.19	2/14/2032	—		—
	54,166	108,334	(6)	1.18	5/16/2032	—		—
	11,718	175,782	(7)	1.57	7/31/2032	—		—
	—	—		—	—	50,000	(11)	20,000	(12)
Stephen Mahoney	226,562	208,438	(8)	6.28	11/1/2030	—		—
	24,375	105,625	(5)	3.19	2/14/2032	—		—
	20,833	41,667	(6)	1.18	5/16/2032	—		—
	8,125	121,875	(7)	1.57	7/31/2032	—		—
	—	—		—	—	20,000	(11)	8,000	(12)
Jeffrey Humphrey, M.D.	—	—		—	—	—		—
Lisa Olson, Ph.D.	67,500	52,500	(9)	7.77	9/13/2030	—		—
	5,469	7,031	(3)	10.80	2/10/2031	—		—
	17,708	32,292	(10)	8.90	7/19/2031	—		—
	3,906	8,594	(4)	7.11	8/1/2031	—		—
	18,750	81,250	(5)	3.19	2/14/2032	—		—
	16,666	33,334	(6)	1.18	5/16/2032	—		—
	6,250	93,750	(7)	1.57	7/31/2032	—		—
	—	—		—	—	20,000	(11)	8,000	(12)

(1)	This option vests in 16 equal quarterly installments over four years from the vesting commencement date of January 1, 2019, subject to his continuous service on each vesting date.
(2)	This option vests in 16 equal quarterly installments over four years from the vesting commencement date of January 1, 2020, subject to his continuous service on each vesting date.
(3)	This option vests in 16 equal quarterly installments over four years from the vesting commencement date of January 1, 2021, subject to his/her continuous service on each vesting date.
(4)	This option vests in 16 equal quarterly installments over four years from the vesting commencement date of August 2, 2021, subject to his/her continuous service on each vesting date.
(5)	This option vests in 16 equal quarterly installments over four years from the vesting commencement date of February 1, 2022, subject to his/her continuous service on each vesting date.
(6)	This option vests in three equal six month installments over 18 months from the vesting commencement date of May 15, 2022 subject to his/her continuous service on each vesting date.
(7)	This option vests in 16 equal quarterly installments over four years from the vesting commencement date of August 1, 2022, subject to his/her continuous service on each vesting date.

(8)

25% of this option vested on November 2, 2021, the first anniversary of the vesting commencement date, and the remaining 75% of the option vests in 36 equal monthly installments, subject to his continuous service.

(9)

25% of this option vested on September 14, 2021, the first anniversary of the vesting commencement date, and the remaining 75% of the option vests in 36 equal monthly installments, subject to her continuous service.

(10)

25% of this option vested on September 20, 2022 the first anniversary of the vesting commencement date, and the remaining 75% of the option vests in 36 equal monthly installments, subject to her continuous service.

(11)	These PSUs only vest upon achievement of specific performance targets which must be achieved by December 31, 2023.
(12)	Amounts are equal to $0.40, the closing price of our common stock on December 30, 2022, the last trading day of the 2022 fiscal year, times the number of unvested restricted performance stock units.

Employment arrangements with our named executive officers

Jason Gardner, D.Phil.

As disclosed in our Annual Report on Form 10-K filed with the SEC on March 8, 2022, we entered into an amended and restated employment agreement with Jason Gardner, D.Phil., our former Chief Executive Officer and President, which became effective March 3, 2022.

On February 7, 2023, we entered into a letter agreement with Dr. Gardner in connection with the Company’s restructuring plan, which included the termination of Dr. Gardner’s employment with the Company, as disclosed in a Current Report on Form 8-K filed February 7, 2023. The letter agreement with Dr. Gardner covered certain separation and transition arrangements described below and supersedes his amended and restated employment agreement with us.

Dr. Gardner’s amended and restated employment agreement provided for the payment of an annual base salary and annual incentive compensation, subject to review and redetermination by our Board of Directors. Dr. Gardner’s base salary for fiscal year 2022 was $565,000 and he was eligible to earn an annual incentive with a target amount equal to 55% of his base salary. Dr. Gardner was also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Pursuant to Dr. Gardner’s amended and restated employment agreement, in the event he was terminated by us without “cause” (as defined in the agreement) or he resigned for “good reason” (as defined in the agreement), subject to the delivery of a fully effective general release of claims against us and all related persons and entities, a reaffirmation of all of his continuing obligations (as defined in the agreement) and, in our sole discretion, a one year post-employment noncompetition covenant, Dr. Gardner was also entitled to receive (i) a cash severance equal to one (1) times his base salary, plus a pro-rata portion of his target annual incentive compensation, payable over the 12-month period following the termination of his employment, and (ii) up to 12 monthly cash payments equal to the monthly contribution for health insurance for Dr. Gardner.

In the event Dr. Gardner was terminated by us without cause or he resigned for good reason, each during the three months before through 12 months following a “change in control” (as defined in the agreement), subject to the delivery of a fully effective general release of claims against us and all related persons and entities, a reaffirmation of all of his continuing obligations (as defined in the agreement) and, in our sole discretion, a one year post-employment noncompetition covenant, Dr. Gardner was not entitled to receive the severance benefits described above, but instead was entitled to the following: (i) a lump sum cash severance equal to 1.5 times his base salary, plus 150% of his target annual incentive compensation, (ii) for all outstanding time-based stock options and other time-based stock-based awards held by Dr. Gardner, full accelerated vesting of such awards, and (iii) up to 18 monthly cash payments equal to the monthly contribution for health insurance for Dr. Gardner.

The letter agreement signed in connection with the termination of Dr. Gardner’s employment includes, among other things, (a) confirmation that he would receive severance in accordance with his amended and restated employment agreement, (b) certain standard terms and conditions, including a release of claims, continued compliance with his confidentiality and nondisclosure, assignment of intellectual property work product, post-termination noncompetition and non-solicitation obligations and (c) certain other restrictive covenants.

Stephen Mahoney

As disclosed in our Annual Report on Form 10-K filed with the SEC on March 8, 2022, we entered into an amended and restated employment agreement with Stephen Mahoney, our President, Chief Financial and Operating Officer, which became effective March 3, 2022.

Mr. Mahoney’s amended and restated employment agreement provides for the payment of an annual base salary and annual incentive compensation, subject to review and redetermination by the compensation committee of our Board of Directors. Mr. Mahoney’s base salary for fiscal year 2022 was $448,000, and he is eligible to earn an annual incentive with a target amount equal to 40% of his base salary. Mr. Mahoney is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

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

In the event Mr. Mahoney is terminated by us without cause or he resigns for good reason, each during the three months before through 12 months following a “change in control” (as defined in the agreement), subject to the delivery of a fully effective release of claims, Mr. Mahoney will not be entitled to receive the severance benefits described above, but will instead be entitled to the following: (i) a lump sum cash severance equal to one times his base salary, plus 100% of his target annual incentive compensation, (ii) for all outstanding time-based stock options and other time-based stock-based awards held by Mr. Mahoney, full accelerated vesting of such awards, and (iii) up to 12 monthly cash payments equal to the monthly contribution for health insurance for Mr. Mahoney.

Pursuant to his amended and restated employment agreement, Mr. Mahoney is subject to standard confidentiality and nondisclosure, assignment of intellectual property work product and post-termination noncompetition and non-solicitation of employees, consultants and customers covenants.

On February 23, 2023, the compensation committee of our Board of Directors approved a retention incentive bonus payment to Mr. Mahoney pursuant to our Senior Executive Cash Incentive Bonus Plan equal to the pro rata amount of (i) 125% of his base salary for calendar year 2023, plus (ii) 125% of his target bonus for calendar year 2023, each subject to a maximum of 75% of such 2023 pro rata amount. This payment shall be made upon the earlier of (a) the completion of a merger or similar change of control of Magenta, (b) the completion of a liquidation of Magenta, (c) the date he is terminated by us not for cause (as defined in his employment agreement) or (d) the date that the compensation committee of our Board of Directors otherwise determines.

Jeffrey Humphrey, M.D.

Effective as of May 2, 2022, we entered into an amended and restated employment agreement with Jeffrey Humphrey, M.D. (then Chief Medical Officer).

On August 15, 2022, Dr. Humphrey’s employment with the Company ended, as disclosed in a Current Report on Form 8-K filed August 17, 2022. In connection with the end of Dr. Humphrey’s employment, we entered into a letter agreement with him, dated August 15, 2022, that includes certain separation and transition arrangements described below and supersedes his amended and restated employment agreement with us.

Dr. Humphrey’s amended and restated employment agreement provides for the payment of an annual base salary and annual incentive compensation, subject to review and redetermination by the compensation committee of our Board of Directors. Dr. Humphrey’s base salary for fiscal year 2022 was $489,000, and he was eligible to earn an annual incentive with a target amount equal to 40% of his base salary. Dr. Humphrey was also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Pursuant to his amended and restated employment agreement, in the event Dr. Humphrey was terminated by us without “cause” (as defined in the agreement) or he resigned for “good reason” (as defined in the agreement), subject to the delivery of a fully effective general release of claims against us and all related persons and entities, a reaffirmation of all of Dr. Humphrey’s continuing obligations (as defined in the agreement) and, in our sole discretion, a one year post-employment noncompetition covenant, Dr. Humphrey was entitled to receive (i) a cash severance equal to 0.75 times his base salary plus a pro-rata portion of his target annual incentive compensation, payable over the 12-month period following the termination of his employment and (ii) up to nine monthly cash payments equal to the monthly contribution for health insurance for Dr. Humphrey.

In the event Dr. Humphrey was terminated by us without cause or he resigned for good reason, each during the three months before through 12 months following a “change in control” (as defined in the agreement), subject to the delivery of a fully effective release of claims, Dr. Humphrey was not entitled to receive the severance benefits described above, but was instead entitled to the following: (i) a lump sum cash severance equal to one times his base salary, plus 100% of his target annual incentive compensation, (ii) for all outstanding time-based stock options and other time-based stock-based awards held by Dr. Humphrey, full accelerated vesting of such awards, and (iii) up to 12 monthly cash payments equal to the monthly contribution for health insurance for Dr. Humphrey.

The letter agreement signed in connection with the termination of Dr. Humphrey’s employment includes, among other things, (a) confirmation that he would receive severance in accordance with his amended and restated employment agreement, (b) certain standard terms and conditions, including a release of claims, continued compliance with his confidentiality and nondisclosure, assignment of intellectual property work product, post-termination noncompetition and non-solicitation obligations and (c) certain other restrictive covenants.

Lisa Olson, Ph.D.

Effective as of May 2, 2022, we entered into an amended and restated employment agreement with Lisa Olson, Ph.D. (Head of Research and Chief Scientific Officer).

Dr. Olson’s amended and restated employment agreement provides for the payment of an annual base salary and annual incentive compensation, subject to review and redetermination by the compensation committee of our Board of Directors. Dr. Olson’s base salary for fiscal year 2022 was $428,000, and she is eligible to earn an annual incentive with a target amount equal to 40% of her base salary. Dr. Olson is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Pursuant to her amended and restated employment agreement, in the event Dr. Olson is terminated by us without “cause” (as defined in the agreement) or she resigns for “good reason” (as defined in the agreement), subject to the delivery of a fully effective general release of claims against us and all related persons and entities, a reaffirmation of all of Dr. Olson’s continuing obligations (as defined in the agreement) and, in our sole discretion, a one year post-employment noncompetition covenant, Dr. Olson will be entitled to receive (i) a cash severance equal to 0.75 times her base salary plus a pro-rata portion of her target annual incentive compensation, payable over the 12-month period following the termination of her employment and (ii) up to nine monthly cash payments equal to the monthly contribution for health insurance for Dr. Olson.

In the event Dr. Olson is terminated by us without cause or she resigns for good reason, each during the three months before through 12 months following a “change in control” (as defined in the agreement), subject to the delivery of a fully effective release of claims, Dr. Olson will not be entitled to receive the severance benefits described above, but will instead be entitled to the following: (i) a lump sum cash severance equal to one times her base salary, plus 100% of her target annual incentive compensation, (ii) for all outstanding time-based stock options and other time-based stock-based awards held by Dr. Olson, full accelerated vesting of such awards, and (iii) up to 12 monthly cash payments equal to the monthly contribution for health insurance for Dr. Olson.

Pursuant to her amended and restated employment agreement, Dr. Olson is subject to standard confidentiality and nondisclosure, assignment of intellectual property work product and post-termination noncompetition and non-solicitation of employees, consultants and customers covenants.

On February 23, 2023, the compensation committee of our Board of Directors approved a retention incentive bonus payment to Dr. Olson pursuant to our Senior Executive Cash Incentive Bonus Plan equal to the pro rata amount of (i) 125% of her base salary for calendar year 2023, plus (ii) 125% of her target bonus for calendar year 2023, each subject to a maximum of 75% of such 2023 pro rata amount. This payment shall be made upon the earlier of (a) the completion of a merger or similar change of control of Magenta, (b) the completion of a liquidation of Magenta, (c) the date she is terminated by us not for cause (as defined her employment agreement), or (d) the date that the compensation committee of our Board of Directors otherwise determines.

In addition, Magenta will pay Dr. Olson an additional bonus equal to 75% of the difference between the amount Dr. Olson would be entitled to receive in the event her employment is terminated by us (i) without cause or she resigns for good reason, each during the three months before through 12 months following a change in control and (ii) without cause or she resigns for good reason not during this change in control period, up to a cap of $171,000. This additional bonus is payable to Dr. Olson if (a) she is terminated by the Company not for cause, (b) a change in control occurs prior to the end of calendar year 2023 and (c) Dr. Olson is not otherwise entitled to the payments described in her employment agreement for (x) being terminated by us without cause or (y) resigning for good reason, during the change of control period.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Director Compensation

The table below shows all compensation paid to our non-employee directors during 2022. Jason Gardner, D.Phil., our former President and Chief Executive Officer, received no compensation for his service as a director, and, consequently, is not included in this table. The compensation received by Dr. Gardner as an employee during 2022 is presented in “—Executive Compensation—2022 Summary Compensation Table” below.

Name	Fees Earned or Paid In Cash ($)(1)	Option Awards($)(2)	All Other Compensation($)	Total($)
Jeffrey W. Albers (3)	47,500	16,910	—	64,410
Bruce Booth, D.Phil. (4)	42,500	16,910	—	59,410
Alexis A. Borisy (5)	34,345	—	—	34,345
Thomas O. Daniel, M.D. (6)	53,750	16,910	—	70,660
Alison F. Lawton (7)	77,750	16,910	—	94,660
Anne McGeorge (8)	50,645	16,910	—	67,555
Amy Lynn Ronneberg (9)	41,655	16,910	—	58,565
David T. Scadden, M.D. (10)	52,500	16,910	50,000	119,410
Michael Vasconcelles, M.D. (11)	5,677	50,404	—	56,081

(1)	Amounts represent cash compensation for services rendered by each member of our Board of Directors.
(2)

Amounts reflect the grant date fair value of option awards granted under the 2018 Plan during 2022 calculated in accordance with FASB ASC Topic 718. See Note 7 to the financial statements included in the Original Form 10-K regarding assumptions used in determining the fair value of option awards.

(3)	As of December 31, 2022, Mr. Albers held unexercised options to purchase 126,808 shares of our common stock.
(4)	As of December 31, 2022, Dr. Booth held unexercised options to purchase 74,564 shares of our common stock.
(5)

As of December 31, 2022, Mr. Borisy did not hold any unexercised options to purchase shares of our common stock. As disclosed in our Current Report on Form 8-K filed with the SEC on August 17, 2022. Mr. Borisy was not nominated for re-election to our Board of Directors at the Company’s 2022 Annual Meeting of Stockholders.

(6)	As of December 31, 2022, Dr. Daniel held unexercised options to purchase 74,564 shares of our common stock.
(7)	As of December 31, 2022, Ms. Lawton held unexercised options to purchase 126,809 shares of our common stock.
(8)	As of December 31, 2022, Ms. McGeorge held unexercised options to purchase 92,753 shares of our common stock.
(9)

For as long as Ms. Ronneberg is employed with the Be The Match organization, she is required to transfer, assign and pledge any cash consideration or similar payments that she receives as a result of her service on our Board of Directors to the Be The Match organization. Ms. Ronneberg is also required, to the extent that she elects to exercise any options to purchase shares of our common stock granted to her, to transfer, assign and pledge such shares to the Be The Match organization. As of December 31, 2022, Ms. Ronneberg held unexercised options to purchase 126,808 shares of our common stock.

(10)	Dr. Scadden was paid $50,000 in 2022 related to services for our Scientific Advisory Board. As of December 31, 2022, Dr. Scadden held unexercised options to purchase 74,564 shares of our common stock.
(11)

As of December 31, 2022, Dr. Vasconcelles held unexercised options to purchase 40,000 shares of our common stock. As disclosed in our Current Report on Form 8-K filed with the SEC on August 17, 2022, Dr. Vasconcelles joined our Board of Directors on August 15, 2022.

Under our director compensation program, we pay our non-employee directors a cash retainer for service on our Board of Directors and for service on each committee on which the director is a member. The chair of each committee receives a higher retainer for such service. These fees are payable in arrears in four equal quarterly installments pro-rated based on the number of actual days served by the director during such calendar quarter. The fees paid to non-employee directors for service on our Board of Directors and for service on each committee of our Board of Directors on which the director is a member are as follows:

Annual Retainer
Board of Directors:
All non-employee members	$35,000
Additional retainer for Non-Executive Chair of the Board	$30,000
Audit Committee:
Chair	$15,000
Members	$7,500
Compensation Committee:
Chair	$10,000
Members	$5,000
Nominating and Corporate Governance Committee:
Chair	$8,000
Members	$4,000
R&D Committee:
Chair	$10,000
Members	$5,000

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our Board of director and committee meetings.

In addition, each new non-employee director elected to our Board of Directors is granted an initial, one-time equity award of a stock option to purchase 40,000 shares of our common stock which vests 33% on the first anniversary of the grant, with the remainder vesting monthly in equal installments over the following two years, provided, however, that all vesting shall cease if the director resigns from our Board of Directors or otherwise ceases to serve as a director of Magenta. On the date of each annual meeting of stockholders of Magenta, each continuing non-employee director receives an annual equity award of a stock option to purchase 20,000 shares, which vests in full upon the earlier to occur of the first anniversary of the date of grant or the date of the next annual meeting; provided, however, that vesting shall cease if the director resigns from our Board of Directors or otherwise ceases to serve as a director, unless our Board of Directors determines that the circumstances warrant continuation of vesting. Each such option grant shall have a per share exercise price equal to the Fair Market Value (as defined in the Company’s 2018 Stock Option and Incentive Plan) of the Company’s common stock on the date of such grant.

This program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of March 31, 2023 by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own greater than 5.0% of our common stock.

The column entitled “Shares Beneficially Owned” is based on a total of 60,648,821 shares of our common stock outstanding as of March 31, 2023.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2023 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

	Shares Beneficially Owned
Name and address of beneficial owner (1)	Number	Percentage
Tang Capital Partners, L.P. (2)	5,880,933	9.70%
Entities affiliated with Atlas Venture (3)	3,791,698	6.25%
GV 2016, L.P. (4)	3,339,137	5.51%
Named Executive Officers and Directors:
Jason Gardner, D.Phil. (5)	2,294,744	3.70%
Jeffrey W. Albers (6)	110,960	*
Bruce Booth, D.Phil. (7)	3,846,262	6.34%
Thomas O. Daniel, M.D. (8)	156,490	*
Jeffrey Humphrey, M.D.	—	*
Alison F. Lawton (9)	99,736	*
Stephen Mahoney (10)	395,805	*
Anne McGeorge (11)	72,753	*
Lisa Olson, Ph.D. (12)	213,013	*
Amy Lynn Ronneberg (13)	106,808	*
David T. Scadden, M.D. (14)	282,739	*
Michael Vasconcelles, M.D.	—	*
All executive officers and directors as a group (10 persons) (15)	5,471,128	8.83%

*	Represents beneficial ownership of less than one percent.
(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Magenta Therapeutics, Inc., 300 Technology Square, 8th Floor, Cambridge, Massachusetts 02139.
(2)

Based solely on information contained in a Schedule 13G filed jointly by Tang Capital Partners, L.P. (“Tang Capital Partners”), Tang Capital Management, LLC (“Tang Capital Management”), and Kevin Tang with the SEC on February 13, 2023. Consists of 5,880,933 shares of common stock, for which Tang Capital Partners, Tang Capital Management and Kevin Tang report shared voting and dispositive power. Tang Capital Management is the general partner of Tang Capital Partners, and Kevin Tang is the manager of Tang Capital Management. The principal business address of each Tang Capital Partners, Tang Capital Management and Kevin Tang is 4747 Executive Drive, Suite 210, San Diego, CA 92121.

(3)

Based on information contained in a Schedule 13D/A filed jointly by Atlas Venture Fund X, L.P. (“Atlas X”), Atlas Venture Associates X, L.P. (“Atlas Associates X”), Atlas Venture Associates X, LLC (“AVA X”), Atlas Venture Opportunity Fund I, L.P. (“AVOF”), Atlas Venture Associates Opportunity I, L.P. (“AVAO LP”) and Atlas Venture Associates Opportunity I, LLC (“AVAO LLC”) with the SEC on May 5, 2022. Of the total shares beneficially owned, Atlas X holds 2,664,036 shares directly, Atlas Associates X holds 313,412 shares directly, AVOF holds 812,500 shares directly and AVAO LP holds 1,750 shares directly. Atlas Associates X is the general partner of Atlas X and AVA X is the general partner of Atlas Associates X. Each of Atlas X and AVA X report shared voting and dispositive power over the shares held by Atlas X. Each of Atlas Associates X, AVA X and Atlas X may be deemed to beneficially own the shares held by Atlas X. Each of Atlas Associates X and AVA X has shared voting and dispositive power over the shares held by AVA X. As such, each of AVA X and Atlas Associates X may be deemed to beneficially own the shares held by AVA X. AVAO LP is the general partner of AVOF and AVAO LLC is the general partner of AVAO LP. Each of AVOF, AVAO LP and AVAO LLC has shared voting and dispositive power over the shares held by AVOF. As such, each of AVOF, AVAO LP and AVAO LLC may be deemed to beneficially own the shares held by AVOF. AVAO LLC has shared voting and dispositive power over the shares held by AVAO LP. As such, each of AVAO LP and AVAO LLC may be deemed to beneficially own the shares held by AVAO LP. Peter Barrett, Bruce Booth, Jean-Francois Formela, David Grayzel and Jason Rhodes are the members of AVA X and collectively make voting decisions on behalf of Atlas X. Kevin Bitterman, Bruce Booth, Jean-Francois Formela, David Grayzel and Jason Rhodes are the members of AVAO LLC and collectively make voting decisions on behalf of AVOF. Dr. Booth is also a member of our Board of Directors. Dr. Booth disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein, if any. The principal business address of each of Atlas X, Atlas Associates X, AVA X, AVOF, AVAO LP and AVAO LLC is 300 Technology Square, 8th Floor, Cambridge, Massachusetts 02139.

(4)

Based solely on information contained in a Schedule 13G filed jointly by GV 2016, L.P., GV 2016 GP, L.P., GV 2016 GP, L.L.C., Alphabet Holdings LLC, XXVI Holdings Inc. and Alphabet Inc. with the SEC on February 12, 2019. The shares are held directly by GV 2016, L.P. GV 2016 GP, L.P., the general partner of GV 2016, L.P., GV 2016 GP, L.L.C. the general partner of GV 2016 GP, L.P., Alphabet Holdings LLC, the managing member of GV 2016 GP, L.L.C., XXVI Holdings Inc., the managing member of Alphabet Holdings LLC, and Alphabet Inc., the controlling stockholder of XXVI Holdings Inc., may each be deemed to have sole power to vote or dispose of these shares. The principal business address of each of GV 2016, L.P., GV 2016 GP, L.P., GV 2016 GP, L.L.C., Alphabet Holdings LLC, XXVI Holdings Inc. and Alphabet Inc. is 1600 Amphitheatre Parkway, Mountain View, California 94043.

(5)

Consists of: (i) 292,872 shares of common stock held by Dr. Gardner, (ii) 292,990 shares of common stock held by the J.P. Gardner Irrevocable Trust, (iii) 359,092 shares of common stock held by P.S. Gardner Irrevocable Trust and (iv) 1,349,790 shares of common stock underlying options exercisable within 60 days of March 31, 2023. Dr. Gardner departed the Company on February 7, 2023, and therefore is excluded from All executive officers and directors as a group.

(6)	Consists of: (i) 4,152 shares of common stock and (ii) 106,808 shares of common stock underlying options exercisable within 60 days of March 31, 2023.
(7)

Consists of: (i) 54,564 shares of common stock underlying options exercisable within 60 days of March 31, 2023, and (ii) 3,791,698 as described in note 3 above. Dr. Booth is a member of AVA X and AVAO LLC and as such Dr. Booth may be deemed to share voting and dispositive power with respect to all shares controlled by such entities. Dr. Booth disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. Dr. Booth’s business address is 300 Technology Square, 8th Floor, Cambridge, Massachusetts 02139.

(8)	Consists of: (i) 101,926 shares of common stock and (ii) 54,564 shares of common stock underlying options exercisable within 60 days of March 31, 2023.
(9)	Consists of 99,736 shares of common stock underlying options exercisable within 60 days of March 31, 2023.
(10)	Consists of: (i) 17,264 shares of common stock and (ii) 378,541 shares of common stock underlying options exercisable within 60 days of March 31, 2023.
(11)	Consists of 72,753 shares of common stock underlying options exercisable within 60 days of March 31, 2023.
(12)	Consists of: (i) 14,264 shares of common stock and (ii) 198,749 shares of common stock underlying options exercisable within 60 days of March 31, 2023.
(13)	Consists of 106,808 shares of common stock underlying options exercisable within 60 days of March 31, 2023.
(14)	Consists of: (i) 228,175 shares of common stock and (ii) 54,564 shares of common stock underlying options exercisable within 60 days of March 31, 2023.
(15)	See notes 5 through 14 above; also includes Thomas Beetham who was an executive officer but not a named executive officer, as of March 31, 2023.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2022 regarding shares of common stock that may be used under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (a)		Weighted-average exercise price of outstanding options, warrants and rights ($) (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#) (c)
Equity compensation plans approved by security holders (1)	8,903,060	(2)	5.91	(2)	3,695,470	(3)(4)
Equity compensation plans not approved by security holders	—		—		—

Total	8,903,060		5.91		3,695,470

(1)	Consists of the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan (the “2016 Plan”), the 2018 Plan and the Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “2019 ESPP”).
(2)

Consists of 8,475,816 shares issuable upon the exercise of outstanding options under the 2016 Plan and the 2018 Plan and 427,244 shares issuable upon the vesting of restricted stock units. This does not include purchase rights under the 2019 ESPP because the purchase right (and therefore the number of shares to be purchased) will not be determined until the end of the current purchase period. Since restricted stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.

(3)	As of December 31, 2022, there were 3,102,231 shares available for grant under the 2018 Plan and 593,239 shares available for purchase under the 2019 ESPP.
(4)

The 2018 Plan has an evergreen provision whereby the number of shares of common stock reserved and available for issuance under the 2018 Plan is subject to an automatic annual increase on each January 1, beginning in 2019, by an amount equal to four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares of common stock as determined by the Administrator (as defined in the 2018 Plan). Accordingly, on January 1, 2023, the number of shares of common stock reserved and available for issuance under the 2018 Plan increased by 2,425,596 shares. The number in column (c) does not include such shares.

The 2019 ESPP has an evergreen provision whereby the number of shares of common stock reserved and available for purchase under the 2019 ESPP is subject to an automatic increase on each January 1, beginning in 2020, by the lesser of (i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 1,000,000 shares and (iii) such number of shares as determined by the Administrator (as defined in the 2019 ESPP). Our Compensation Committee, as Administrator of the 2019 ESPP, determined not to increase the number of shares reserved for purchase under the 2019 ESPP on January 1, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Director Compensation” in this Form 10-K/A and the transactions described below, since January 1, 2021, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2021 and 2022) and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Collaboration and Advisory Services

During the years ended December 31, 2021 and 2022, we made payments for advisory and related services from Be the Match BioTherapies Collection Services, LLC (f/k/a Be the Match BioTherapies, LLC) (“BTMB”) and its affiliates, including National Marrow Donor Program (“NMDP”) in the amount of $495,049 and $497,858, respectively. We were party to a collaboration agreement with NMDP (as successor in interest to BTMB) and a research agreement with an affiliated organization, Center for International Blood and Marrow Transplant Research during 2021 and 2022. Amy Lynn Ronneberg was formerly the president of BTMB, and she is the Chief Executive Officer of NMDP and a member of our Board of Directors. These fees were paid to BTMB and its affiliates pursuant to the collaboration agreement in amounts mutually agreed upon in advance by us and BTMB. None of these fees were paid directly to Ms. Ronneberg. The fees paid to BTMB did not exceed 5% of the consolidated gross revenue of BTMB (or NMDP) during fiscal years 2021 and 2022.

ImmunoGen

Dr. Michael Vasconcelles joined our Board of Directors on August 15, 2022, and he joined ImmunoGen as Executive Vice President of Research, Development, and Medical Affairs on December 29, 2022. During the years ended December 31, 2021 and 2022, we made payments of approximately $1.6 million and $4.5 million, respectively, to ImmunoGen pursuant to a license agreement. None of these fees were paid directly to Dr. Vasconcelles. The fees paid to ImmunoGen did not exceed 5% of the consolidated gross revenue of ImmunoGen during fiscal years 2022 and 2021.

Limitation of Liability and Indemnification of Officers and Directors

Our Certificate of Incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	any breach of their duty of loyalty to our company or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which they derived an improper personal benefit.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

In addition, our By-laws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our By-laws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Our By-laws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to very limited exceptions.

We have entered into, and in the future plan to enter into, agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our Board of Directors to the maximum extent allowed under Delaware law.

Related Person Transaction Policy

Our Board of Directors adopted a written related person transactions policy providing that transactions with our directors, officers and holders of five percent or more of our voting securities and their affiliates must be approved by our Audit Committee. This policy became effective on June 20, 2018. Pursuant to this policy, the Audit Committee has the primary responsibility for reviewing and approving or disapproving “related person transactions,” which are transactions between us and related persons and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

As appropriate for the circumstances, the Audit Committee will review and consider, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to the Company than terms generally available in a transaction with an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the related person transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP has served as our independent auditor since 2017. Magenta incurred the following fees from KPMG LLP for the audit of the consolidated financial statements and for other services provided during the years ended December 31, 2022 and 2021.

	2022	2021
Audit fees (1)	$521,324	$391,485
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	7,743

Total fees	$521,324	$399,228

(1)

Audit fees consist of fees for the audit of our annual financial statements and the review of our interim financial statements included in our quarterly reports on Form 10-Q. Audit fees also include related services that are normally provided in connection with registration statements.

(2)	There were no fees billed for 2022 or 2021 related to audit-related services rendered by KPMG LLP.
(3)	There were no fees billed for 2022 or 2021 related to tax compliance, tax advice and tax planning services rendered by KPMG LLP.
(4)	There were no fees billed for 2022 related to other services rendered by KPMG LLP. All other fees consist of tax consulting services related to employment tax for 2021.

Audit Committee Pre-Approval Policy and Procedures

Our Board of Directors has adopted, and our Audit Committee has ratified, policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our Audit Committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

During our 2022 and 2021 fiscal years, no services were provided to us by KPMG LLP other than in accordance with the pre-approval policies and procedures described above.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The financial statements required by Item 15(a) of Form 10-K are filed in Item 8 of our Original Form 10-K.

2. Financial Statement Schedules

Financial statement schedules in our Original Form 10-K have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto our Original Form 10-K.

3. Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Form 10-K/A. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

3.2	Second Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on December 13, 2022).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated April 2, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

4.3***	Description of Securities of the Registrant.

10.1#	2016 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.2#	2018 Stock Option and Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225178) filed with the Securities and Exchange Commission on June 8, 2018).

10.3#	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.4#	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.5#	2019 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on June 11, 2019).

10.6	Sublease by and between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated as of May 4, 2018 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225178) filed with the Securities and Exchange Commission on May 24, 2018).

10.6.1	First Amendment to Sublease Agreement, dated as of December 13, 2018, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc. (Incorporated by reference to Exhibit 10.14.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-231097) filed with the Securities and Exchange Commission on April 29, 2019).

10.6.2	Second Amendment to Sublease Agreement, dated as of August 19, 2020, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc. (Incorporated by reference to Exhibit 10.14.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38541) filed with the Securities and Exchange Commission on March 3, 2021).

10.7	Securities Purchase Agreement, among the Registrant and certain of its stockholders dated May 12, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38541) filed with the Securities and Exchange Commission on May 12, 2021).

10.8#	Amended and Restated Employment Agreement by and between the Registrant and Jason Gardner, effective March 3, 2022 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-38541) filed with the Securities and Exchange Commission on March 8, 2022).

Exhibit Number	Description

10.9#	Amended and Restated Employment Agreement by and between the Registrant and Stephen Mahoney, effective March 3, 2022 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-38541) filed with the Securities and Exchange Commission on March 8, 2022).

10.10***#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey Humphrey, effective May 2, 2022.

10.11***#	Amended and Restated Employment Agreement by and between the Registrant and Lisa Olson, effective May 2, 2022.

21.1***	List of Subsidiaries of the Registrant.

23.1***	Consent of KPMG LLP, independent registered public accounting firm.

24.1***	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1***	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1****	Certifications of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101SCH***	Inline XBRL Taxonomy Extension Schema Document.

101CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104***	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
***	Previously filed with the Original Form 10-K.
****	Previously furnished with the Original Form 10-K.
#	Represents a management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGENTA THERAPEUTICS, INC.

Date: May 1, 2023	By:	/s/ Stephen Mahoney
Stephen Mahoney
President, Chief Financial and Operating Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Mahoney Stephen Mahoney	President, Chief Financial and Operating Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	May 1, 2023

* Jeffrey Albers	Director	May 1, 2023

* Bruce Booth, D.Phil.	Director	May 1, 2023

* Thomas O. Daniel, M.D.	Director	May 1, 2023

* Alison F. Lawton	Director	May 1, 2023

* Anne M. McGeorge	Director	May 1, 2023

* Amy L. Ronneberg	Director	May 1, 2023

* David T. Scadden, M.D.	Director	May 1, 2023

* Michael Vasconcelles, M.D.	Director	May 1, 2023

*By:	/s/ Stephen Mahoney
Stephen Mahoney, as attorney-in-fact