Form 10-Q
period 2023-03-31
Magenta Therapeutics, Inc.
filed 2023-05-15
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, there were 60,648,883 shares of the issuer’s Common Stock, $0.001 par value per share, outstanding.

Magenta Therapeutics, Inc.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Magenta Therapeutics, Inc., or the Company, contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any express or implied statements that do not relate to historical or current facts or matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “seeks,” “endeavor,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements appear in a number of places in this Quarterly Report on Form 10-Q and include, but are not limited to, statements about:

•
our plans and expectations regarding our strategic alternative review process and the timing and success of such process regarding a potential transaction;
•
our ability to successfully consummate the proposed merger, or the Merger, with Dianthus Therapeutics, Inc., or Dianthus, or any strategic transaction that we may consummate in the future;
•
our ability to realize the anticipated benefits of the Merger and our ability to manage the risks of the proposed Merger;
•
the effects that the pendency of the Merger may have on our business prior to the closing of the Merger, or if the Merger does not close;
•
timing of and costs or charges associated with our restructurings, and the savings benefits we expect to receive from those restructurings;
•
success in retaining, or changes required in, our officers, key employees or directors;
•
our public securities’ potential liquidity and trading;
•
the initiation, timing and success of clinical trials for any product candidates;
•
regulatory actions with respect to product candidates or our competitors’ products and product candidates;
•
the outcomes of our preclinical studies;
•
our ability to manufacture any product candidates in conformity with the U.S. Food and Drug Administration’s, or FDA’s, requirements and to scale up manufacturing of such product candidates to commercial scale, if approved;
•
whether the results of trials will be sufficient to support domestic or foreign regulatory approvals for product candidates;
•
our reliance on third parties to conduct clinical trials;
•
our reliance on third-party contract development and manufacturer organizations to manufacture and supply product candidates;
•
our ability to obtain, including on an expedited basis, and maintain regulatory approval of product candidates;
•
the level of expenses related to product candidates or clinical development programs;
•
the benefits of the use of product candidates, if approved;
•
our ability to successfully commercialize product candidates, if approved;
•
the rate and degree of market acceptance of product candidates;
•
our expectations regarding government and third-party payor coverage and reimbursement;
•
our ability to obtain and maintain intellectual property protection for product candidates;
•
our ability to obtain orphan drug designation for product candidates;
•
our ability to successfully build a specialty sales force and commercial infrastructure;
•
our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we may pursue and treatment modalities that we may develop;
•
our ability to successfully find collaborators for any future programs and product candidates;
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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors, including without limitation, risks, uncertainties and assumptions regarding our plans and expectations regarding our strategic alternative review process and the timing and success of such process regarding a potential transaction, our ability to close and realize the anticipated benefits of the Merger and our ability to manage the risks of the Merger, our ability to resume, conduct or successfully complete clinical trials, and our financial position, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q, as well as our other filings with the Securities and Exchange Commission, or the SEC. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

RISK FACTOR SUMMARY

Our business involves significant risks. Below is a summary of the material risks that our business faces, which makes an investment in our securities speculative and risky. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. These risks are more fully described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q, as well as our other filings with the SEC. Before making investment decisions regarding our securities, you should carefully consider these risks. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such event, the market price of our securities could decline, and you could lose all or part of your investment. Further, there are additional risks not described below that are either not currently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business, operations or market price of our securities.

•
We cannot be sure if or when the proposed Merger with Dianthus will be completed, and any strategic transactions that we may consummate in the future could have negative consequences. If the proposed Merger or another strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
•
Failure to complete, or delays in completing, the Merger with Dianthus could materially and adversely affect our results of operations, business, financial results and/or stock price.
•
If we and Dianthus complete the Merger, the combined company will need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations.
•
We are a biotechnology company with a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future. We have no products approved for commercial sale and have not generated any revenue from product sales.
•
Should we resume development of product candidates, we will require additional capital to fund our operations, and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of such product candidates. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to any technologies or product candidates.
•
We have not yet demonstrated an ability to successfully complete certain clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization of product candidates. We have never generated revenue from product sales and may never be profitable.
•
Should we resume development of product candidates, if we are unable to advance such product candidates through development, obtain regulatory approval and commercialize them, or if we experience significant delays in doing so, our business will be materially harmed.
•
The successful development of biopharmaceuticals and cell-based therapies is highly uncertain. Clinical trials or those of our collaborators involving product candidates may reveal significant adverse events not seen in preclinical and clinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of such product candidates.
•
Should we resume development of product candidates, if we are not able to identify a safe and effective dose for such product candidates, we may need to delay, abandon or limit our development of any potential product candidates.
•
Clinical development involves a lengthy and expensive process, with an uncertain outcome. Should we resume development of product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates. If we encounter delays or difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
Should we resume development of product candidates, the results of earlier studies and interim data may not be predictive of future clinical trial results, and we may fail to establish an adequate safety or efficacy profile to conduct advanced clinical trials or obtain regulatory approval for such product candidates.

•
We have no experience as a company in obtaining regulatory approval for a drug or biologic. Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate we may develop, and any such approval may be for a narrower indication than we seek.
•
Should we resume development of product candidates, the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results, and these results may be difficult to analyze.
•
We have been and may in the future be subject to many manufacturing risks, any of which could substantially increase our costs, delay clinical programs and limit supply of product candidates.
•
We have in the past relied on and, should we resume development of product candidates, may continue to rely on third parties to conduct our preclinical and clinical trials and we may rely on them to perform other tasks for us as well. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize product candidates and our business could be substantially harmed.
•
We may never obtain FDA approval for product candidates in the U.S., and even if we do, we may never obtain approval for or commercialize such product candidates in any other jurisdiction, which would limit our ability to realize their full market potential.
•
Even if a product candidate is approved by government regulators, the commercial success of such product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community. Coverage and reimbursement may be limited or unavailable in certain market segments for product candidates, if approved, which could make it difficult for us to sell such product candidates or therapies profitably.
•
We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell product candidates, we may not be able to generate product revenue.
•
We may face substantial competition, including from companies with greater financial, technical, research, manufacturing, marketing, distribution and other resources than us, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•
Should we resume development of product candidates, commercial success often depends on our ability to obtain, maintain and protect our intellectual property and proprietary technology. If we are unable to obtain and maintain sufficient intellectual property protection for product candidates, or a technologies, we may not be able to compete effectively in our markets and our business may be adversely affected.
•
Should we resume development of product candidates, we may depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates and our business may be adversely affected.
•
If we lose key personnel, or should we commence development of any new product candidates, fail to recruit additional highly skilled personnel, our ability to develop product candidates will be impaired and our business may be harmed.
•
The trading price of our common stock has been, and will likely continue to be, highly volatile. As a result of this volatility, investors may not be able to sell common stock at or above the purchase price and may lose some or all of their investment.
•
Actions of activist stockholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Magenta Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$48,523	$57,626
Marketable securities	29,683	54,415
Prepaid expenses and other current assets	2,914	3,561
Assets held for sale	541	—
Restricted cash	1,780	—
Total current assets	83,441	115,602
Restricted cash	—	1,780
Operating lease, right-of-use asset	—	23,168
Property and equipment, net	—	6,095
Total assets	$83,441	$146,645

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,080	$2,454
Accrued expenses and other current liabilities	4,902	8,271
Operating lease liability, current portion	—	3,824
Total current liabilities	5,982	14,549
Operating lease liability, net of current portion	—	26,138
Total liabilities	5,982	40,687
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 60,648,821 and 60,639,909 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	61	61
Additional paid-in capital	508,613	508,107
Accumulated other comprehensive loss	(16)	(181)
Accumulated deficit	(431,199)	(402,029)
Total stockholders’ equity	77,459	105,958
Total liabilities and stockholders’ equity	$83,441	$146,645

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$7,995	$16,547
General and administrative	6,132	7,287
Restructuring and other charges	18,003	—
Total operating expenses	32,130	23,834
Loss from operations	(32,130)	(23,834)
Interest and other income, net	2,960	884
Net loss	$(29,170)	$(22,950)
Net loss per share, basic and diluted	$(0.48)	$(0.39)
Weighted average common shares outstanding, basic and diluted	60,645,652	58,799,157

Comprehensive loss:
Net loss	$(29,170)	$(22,950)
Other comprehensive gain (loss):
Unrealized gains (losses) on marketable securities	165	(439)
Total other comprehensive gain (loss)	165	(439)
Total comprehensive loss	$(29,005)	$(23,389)

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
	Three Months Ended March 31, 2023
Balances at December 31, 2022	60,639,909	$61	$508,107	$(181)	$(402,029)	$105,958
Vesting of restricted stock	8,912	—	—	—	—	—
Stock-based compensation expense	—	—	506	—	—	506
Unrealized gains on marketable securities	—	—	—	165	—	165
Net loss	—	—	—	—	(29,170)	(29,170)
Balances at March 31, 2023	60,648,821	$61	$508,613	$(16)	$(431,199)	$77,459

	Three Months Ended March 31, 2022
Balances at December 31, 2021	58,799,157	$59	$498,210	$(30)	$(325,567)	$172,672
Stock-based compensation expense	—	—	1,905	—	—	1,905
Unrealized losses on marketable securities	—	—	—	(439)	—	(439)
Net loss	—	—	—	—	(22,950)	(22,950)
Balances at March 31, 2022	58,799,157	$59	$500,115	$(469)	$(348,517)	$151,188

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(29,170)	$(22,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	506	1,905
Depreciation and amortization expense	421	511
Loss on disposal of property and equipment	3,355	—
Impairment of assets held for sale	270	—
Noncash lease expense	786	699
Loss on lease termination	8,059	—
Net amortization (accretion) of premiums (discounts) on marketable securities	(336)	115
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	647	132
Accounts payable	(1,159)	1,398
Accrued expenses and other current liabilities	(3,339)	(859)
Operating lease liabilities	(15,639)	(692)
Net cash used in operating activities	(35,599)	(19,741)
Cash flows from investing activities:
Purchases of property and equipment	(245)	(27)
Proceeds from sale of property and equipment	1,508	—
Purchases of marketable securities	(9,767)	(40,117)
Maturities of marketable securities	35,000	—
Net cash provided by (used in) investing activities	26,496	(40,144)
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	(9,103)	(59,885)
Cash, cash equivalents and restricted cash at beginning of period	59,406	133,430
Cash, cash equivalents and restricted cash at end of period	$50,303	$73,545

Supplemental disclosure of non-cash activities:
Decrease in right-of-use asset and operating lease liabilities due to lease termination	$14,323	$—

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business and Basis of Presentation

Magenta Therapeutics, Inc. (the “Company”) is a biotechnology company previously focused on improving stem cell transplantation. The Company was incorporated under the laws of the State of Delaware in June 2015 as HSCTCo Therapeutics, Inc. In February 2016, the Company changed its name to Magenta Therapeutics, Inc. and in June 2018 the Company completed an initial public offering of its common stock.

In February 2023, after a review of the Company’s business, programs, resources and capabilities, including anticipated costs and timelines, the Company announced the decision to halt further development of its programs and to conduct a comprehensive review of strategic alternatives. The Company also announced a corporate restructuring that resulted in a reduction in its workforce by 84% that was substantially completed in the first quarter of 2023 (see Note 6).

As part of the strategic review process, the Company explored potential strategic alternatives that included, without limitation, an acquisition, merger, business combination or other transactions. The Company has and is continuing to explore strategic alternatives related to its product candidates and related assets, including, without limitation, licensing transactions and asset sales.

In April 2023, the Company sold certain assets, including intellectual property, related to its product candidates MGTA-117, MGTA-45 and MGTA-145 (see Note 13).

On May 2, 2023, following a comprehensive review of strategic alternatives, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dianthus Therapeutics, Inc. (“Dianthus”) pursuant to which a wholly-owned subsidiary of the Company will merge with and into Dianthus, with Dianthus surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company will distribute to the Company’s pre-Merger common stockholders contingent value rights (“CVRs”), representing the contractual right to receive payments from the post-closing combined company upon receipt of certain proceeds, if any, derived from consideration paid as a result of the disposition of the Company’s pre-Merger legacy assets, net of any indemnity obligations, transaction costs and certain other expenses, during the period that is three years after the closing of the Merger. The Merger was unanimously approved by Company’s board of directors, and the Company’s board of directors resolved to recommend approval of the Merger Agreement to the Company’s stockholders. The closing of the Merger is subject to approval by the Company’s and Dianthus’ stockholders, as well as other customary closing conditions. If the Merger is completed, the business of Dianthus will continue as the business of the combined company (see Note 13).

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. In the event that the Company does not complete the Merger, the Company may explore strategic alternatives, including, without limitation, another strategic transaction and/or pursue a dissolution and liquidation of the Company.

In January 2023, the Company received a written notice from the staff of Nasdaq’s Listing Qualifications Department, notifying the Company that, for the 30 consecutive business day period between December 15, 2022 through January 30, 2023, the bid price for its common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until July 31, 2023, to regain compliance with the Minimum Bid Price Requirement. If the Company fails to satisfy the continued listing requirements of Nasdaq, such as the Minimum Bid Price Requirement, Nasdaq may take steps to delist its common stock.

In addition, the Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, our ability to successfully complete clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine or arrange for a third party to do so on our behalf, conduct sales and marketing activities necessary for successful commercialization of product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the continuing impact of the coronavirus (“COVID-19”) pandemic and the ability to secure additional capital to fund operations. The development of any product candidates may require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company resumed development efforts and were successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Company has incurred recurring losses since inception, including net losses of $29.2 million for the three months ended March 31, 2023 and $76.5 million for the year ended December 31, 2022. As of March 31, 2023, the Company had an accumulated deficit of $431.2 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on the results of the strategic review process and its ability to raise additional capital to fund its operations.

The Company expects to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives. There can be no assurance, however, that the Company will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and the Company has incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges. Should the Company resume the development of product candidates, it will need to obtain substantial additional funding in connection with continuing operations, particularly as the Company advances its preclinical activities and clinical trials for its product candidates in development. If the Company is unable to raise capital when needed, or on attractive terms, it could be forced to delay, reduce or eliminate its research or drug development programs or any future commercialization efforts. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 included in the Company’s most recent Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2023 and consolidated results of operations for the three months ended March 31, 2023 and 2022 and consolidated cash flows for the three months ended March 31, 2023 and 2022 have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or any other interim period.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included as a component of interest and other income, net based on the specific identification method. The Company classifies its marketable securities with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities are available for current operations.

Effective January 1, 2023, when the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations and comprehensive loss. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive loss. There were no credit losses recorded during the three months ended March 31, 2023.

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

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2023 and 2022, the Company’s only element of other comprehensive income (loss) was unrealized gains (losses) on marketable securities.

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

The Company reported a net loss for the three months ended March 31, 2023 and 2022. The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of March 31,
	2023	2022
Stock options to purchase common stock	6,907,815	7,580,453
Unvested restricted common stock units	282,497	455,173
Shares of common stock issuable under Employee Stock Purchase Plan	—	36,012
	7,190,312	8,071,638

Recently Adopted Accounting Pronouncements

Effective January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments for the year ended December 31, 2023. The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

3. Fair Value of Financial Assets

As of March 31, 2023, marketable securities by security type consisted of (in thousands):

		Gross	Gross		Estimated
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
U.S. treasury notes (due within one year)	$29,699	$1	$(17)	$—	$29,683
Total	$29,699	$1	$(17)	$—	$29,683

As of December 31, 2022 marketable securities by security type consisted of (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury notes (due within one year)	$54,596	$2	$(183)	$54,415
Total	$54,596	$2	$(183)	$54,415

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$47,508	$—	$—	$47,508
Marketable securities:
U.S. treasury notes	—	29,683	—	29,683
Total	$47,508	$29,683	$—	$77,191

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$56,663	$—	$—	$56,663
Marketable securities:
U.S. treasury notes	—	54,415	—	54,415
Total	$56,663	$54,415	$—	$111,078

4. Assets Held For Sale

In March 2023, the Company committed to a plan to sell its remaining lab equipment and therefore has classified the amount as assets held for sale on the consolidated balance sheet as of March 31, 2023. The assets held for sale were reported at the lower of the carrying amount or fair value, less costs to sell. Accordingly, during the three months ended March 31, 2023, the Company recorded

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

an impairment charge, which was included in restructuring and other charges, of $0.3 million related to the lab equipment classified as assets held for sale.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll and related expenses	$1,622	$4,162
Accrued external research and development expenses	1,390	3,091
Accrued professional fees	1,666	654
Accrued other	224	364
	$4,902	$8,271

6. Restructuring and Other Charges

In February 2023, after a review of the Company’s business, programs, resources and capabilities, including anticipated costs and timelines, the Company announced the decision to halt further development of its programs and to conduct a comprehensive review of strategic alternatives.

The Company also announced a corporate restructuring that resulted in a reduction in its workforce by 84% that was substantially completed in the first quarter of 2023. In connection with the corporate restructuring, the Company recorded a restructuring charge for severance and related costs of $5.6 million during the three months ended March 31, 2023. The Company also approved up to $3.9 million of retention amounts to employees, subject to remaining actively employed with the Company through specified dates. The retention amounts are being expensed as the services are performed. During the three months ended March 31, 2023, the Company recorded retention costs of $0.7 million.

Restructuring and other charges also includes loss on lease termination of $8.1 million (see Note 9), loss on disposal of property and equipment of $3.4 million, primarily related to leasehold improvements in connection with the lease termination, and impairment of lab equipment of $0.3 million (see Note 4).

The Company’s restructuring liability, which was included in accrued payroll and related expenses, consisted of the following (in thousands):

Employee-Related Costs
Accrued restructuring balance at January 1, 2023	$—
Expense incurred	6,319
Payments	(4,752)
Accrued restructuring balance at March 31, 2023	$1,567

7. Stockholders' Equity

Adoption of Stockholder Rights Plan

On March 31, 2023, the Company’s board of directors unanimously adopted a limited duration stockholder rights plan (the “Rights Plan”) which expires at the close of business on March 30, 2024.

Pursuant to the Rights Plan, the Company declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company’s common stock to stockholders of record as of the close of business on April 11, 2023 (the “Record Date”). In addition, one right will automatically attach to each share of common stock issued between the Record Date and the earlier of the distribution date and the expiration date of the rights. Each right entitles the registered holder thereof to purchase

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, par value $0.001 per share, of the Company at a cash exercise price of $3.75 per Unit, subject to adjustment, under certain conditions specified in the Rights Plan.

The rights will become exercisable if an entity, person or group acquires beneficial ownership of 10% or more of the Company’s outstanding common stock. In the event that the rights become exercisable due to the triggering ownership threshold being crossed, each right will entitle its holder (other than the person, entity or group triggering the Rights Plan, whose rights will become void and will not be exercisable) to receive shares of common stock having a market value equal to two times the exercise price of the right. In the event of a merger or similar change of control of the Company, each right will entitle its holder (other than the person, entity or group triggering the Rights Plan, whose rights will become void and will not be exercisable) to receive shares of common stock of the acquiring company having a market value equal to two times the exercise price of the right.

Under the Rights Plan, any person, entity or group that currently owns more than the triggering percentage may continue to own its shares of common stock but may not acquire any additional shares of common stock or form a group with another owner of common stock, without triggering the Rights Plan.

In connection with the adoption of the Rights Plan, the Company’s board of directors approved a Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock which designates the rights, preferences and privileges of 15,000 shares of preferred stock. The Certificate of Designations was filed with the Secretary of State of Delaware and became effective on March 31, 2023.

On May 2, 2023, the Company’s board of directors approved an amendment No. 1 to the Rights Plan (the “Amendment No. 1”), effective as of May 2, 2023. Amendment No. 1 prevents the approval, execution, delivery or performance of the Merger Agreement, or the consummation prior to the termination of the Merger Agreement of the Merger or any of the other transactions contemplated by the Merger Agreement in accordance with its terms, from, among other things, (i) resulting in a Stock Acquisition Date or Distribution Date (each as defined in the Rights Plan) or permitting the rights to be exercised or exchanged, (ii) constituting a Section 11(a)(ii) Event or a Section 13 Event (each as defined in the Rights Plan) and (iii) causing the Company, the wholly-owned subsidiary of the Company in the Merger, or their respective affiliates to be deemed an Acquiring Person (as defined in the Rights Plan) for any purpose under the Rights Plan.

8. Stock-Based Awards

2018 Stock Option and Incentive Plan

The Company grants stock-based awards under the Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). The Company also has outstanding stock options under the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan, as amended (the “2016 Plan”), but is no longer granting awards under the 2016 Plan. As of March 31, 2023, 7,231,663 shares of common stock were available for issuance under the 2018 Plan.

Grant of Stock Options

During the three months ended March 31, 2023, the Company granted options to certain employees with service-based vesting conditions for the purchase of 3,750 shares of common stock with a weighted average grant date fair value of $0.41 per share. Stock-based compensation expense is being recognized over the requisite service period of four years.

Grant of Restricted Stock Units

During the three months ended March 31, 2023, the Company granted 123,125 restricted stock units to certain employees with a weighted average grant date fair value of $0.55 per share. Stock-based compensation expense is being recognized over the requisite service periods of 18 months to four years.

2019 Employee Stock Purchase Plan

Employees may elect to participate in The Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

offering date or the exercise date. The six-month offering periods begin in December and June of each year. During the three months ended March 31, 2023 and 2022, there were no shares of common stock purchased under the ESPP. As of March 31, 2023, 593,239 shares remained available for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2023	2022
Research and development expenses	$15	$527
General and administrative expenses	491	1,378
	$506	$1,905

As of March 31, 2023, unrecognized compensation expense related to unvested share-based awards with service-based vesting conditions was $4.3 million, which is expected to be recognized over a weighted average period of 2.0 years. Additionally, the Company had unrecognized compensation cost of $1.6 million related to the unvested performance restricted stock units for which the performance conditions were not considered probable of achievement as of March 31, 2023.

9. Leases

The Company had a sublease, as amended, for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease was subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and was set to expire in February 2028. In connection with the corporate restructuring, on March 31, 2023 (the “Termination Date”), the Company, entered into a Sublease Termination and Release Agreement (the “Termination Agreement”) with the sublandlord which, effective immediately, terminated the sublease. In exchange for the early termination of the sublease pursuant to the Termination Agreement, the Company made a termination payment of $14.8 million and recorded a loss on lease termination of $8.1 million (see Note 6).

In connection with this sublease, the Company was required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified in the consolidated balance sheets as current restricted cash at March 31, 2023 and noncurrent restricted cash at December 31, 2022. This amount was released to the Company in May 2023.

Prior to the lease termination, the components of the Company’s lease expense under ASC 842 were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Operating lease cost	$1,602	$1,602
Short-term lease cost	—	—
Variable lease cost	491	506
	$2,093	$2,108

Supplemental disclosure of cash flow information related to the lease was as follows (in thousands):

	Three months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$16,455	$1,595
Operating lease liabilities arising from obtaining right-of-use asset	$—	$—

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In addition, the Company had a sub-sublease, as amended, for 26,114 square feet of office and laboratory space in Cambridge, Massachusetts which was set to expire in April 2024. In connection with the Termination Agreement, this sub-sublease was assigned to the sublandlord on the Termination Date. The Company recorded other income of $0.8 million during each of the three months ended March 31, 2023 and 2022, respectively, related to this sub-sublease.

10. Commitments and Contingencies

Leases

The Company’s commitments under its leases are described in Note 9.

Collaboration Agreement

In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company could pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may have been obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. During each of the three months ended March 31, 2023 and 2022, the Company recorded $0.4 million of research and development expense related to this agreement for upfront technology access fees, research exclusivity fees and research support. During the three months ended March 31, 2023, the Company did not incur any expense related to the achievement of these milestones. During the three months ended March 31, 2022, the Company recorded $2.0 million of research and development expense related to the achievement of a development milestone. In April 2023, this collaboration agreement was terminated.

Intellectual Property Licenses

The Company had a license agreement with the President and Fellows of Harvard College (“Harvard”), entered into in November 2016, for an exclusive, worldwide, royalty-bearing license for certain technologies related to conditioning and mobilization. Under the agreement, the Company was obligated to pay Harvard maintenance fees of $0.1 million annually and to reimburse qualified expenses related to the patents. The Company was also obligated to pay milestone payments of up to $7.4 million for the first two licensed products upon the achievement of certain development and regulatory milestones and to pay royalties on a product-by-product and country-by-country basis on net sales of products licensed under the agreement. During the three months ended March 31, 2023 and 2022, the Company did not incur any expense related to the achievement of these milestones. In April 2023, this agreement was amended and restated and a portion of the license agreement related to certain conditioning technology was assigned to a third party in connection with the sale of certain conditioning assets of the Company (see Note 13).

In November 2022, the Company entered into a license agreement with ImmunoGen, Inc. (“ImmunoGen”), for an exclusive, worldwide, royalty-bearing license for certain technology related to one of the Company’s conditioning programs. Upon execution of the agreement, the Company made a nonrefundable payment of $4.4 million in partial consideration for the license. Under the agreement, the Company was also obligated to pay milestone payments of up to $125.0 million in the aggregate upon the achievement of certain development, regulatory and sales-based milestones and to pay single-digit royalties on a product-by-product and country-by-country basis on net sales of products licensed under the agreement. During the three months ended March 31, 2023, the Company did not incur any expense related to the achievement of these milestones. Effective December 29, 2022, Michael Vasconcelles, a member of the Company’s board of directors, joined ImmunoGen as Executive Vice President of Research, Development, and Medical Affairs (see Note 12). In April 2023, this license agreement was assigned to a third party in connection with the sale of certain conditioning assets of the Company (see Note 13).

Strategic Financial Advisor

In February 2023, the Company entered into an agreement with an advisor to act as the Company’s exclusive strategic financial advisor in connection with a potential strategic transaction including but not limited to an acquisition, merger, business combination or other transaction. Upon the consummation of any such transaction, the Company has agreed to pay the advisor a success fee of 1% of the transaction value with a minimum fee of $1.5 million. During the three months ended March 31, 2023, the Company did not record any expense related to this agreement.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2023.

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

11. 401(k) Savings Plan

The Company has a 401(k) available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the board of directors of the Company. The Company makes matching contributions of up to 2% of eligible wages. During the three months ended March 31, 2023 and 2022, the Company recorded less than $0.1 million and $0.1 million, respectively, of expense related to this matching contribution.

12. Related Parties

Effective December 29, 2022, Michael Vasconcelles, a member of the Company’s board of directors, joined ImmunoGen as Executive Vice President of Research, Development, and Medical Affairs. The Company and ImmunoGen entered into a license agreement in November 2022 (see Note 10) and a Material Transfer and Evaluation Agreement, as amended, in August 2020. During the three months ended March 31, 2023, the Company recorded expense of less than $0.1 million related to these agreements. As of March 31, 2023 and December 31, 2022, amounts on the consolidated balance sheet related to these agreements was less than $0.1 million which was included in accounts payable and accrued expenses.

Effective March 2018, Amy Lynn Ronneberg, the then serving President of Be The Match BioTherapies, LLC, became a member of the Company’s board of directors and subsequently was appointed Chief Executive Officer of the National Marrow Donor Program/Be The Match (“NMDP/Be The Match”) organization in June 2020. The Company had collaboration agreements with the National Marrow Donor Program (as successor in interest to Be The Match BioTherapies Collection Services, LLC (formerly known as Be The Match BioTherapies, LLC)) which expired in December 2022, and research agreements in 2018 and 2020 with an affiliated organization, Center for International Blood and Marrow Transplant Research for work that has been completed. In addition, in June 2020, the Company entered into a clinical collaboration agreement with NMDP/Be The Match to evaluate the potential utility of MGTA-145 for mobilizing and collecting hematopoietic stem cells from donors in a single day and then using them for allogeneic transplant in patients. Under the terms of this agreement, the Company was obligated to fund up to fifty percent of NMDP/Be The Match clinical trial costs and provide the trial drugs to be included in research and development expense. The clinical collaboration was discontinued in the first quarter of 2023. During the three months ended March 31, 2023 and 2022, the Company recorded expense of less than $0.1 million and $0.1 million, respectively, related to these agreements. As of March 31, 2023, there were no amounts on the consolidated balance sheet related to these agreements. As of December 31, 2022, amounts on the consolidated balance sheet related to these agreements was $0.1 million, which was included in accounts payable and accrued expenses and other current liabilities.

13. Subsequent Events

Asset Sales

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

On April 7, 2023, the Company entered into an asset purchase agreement related to MGTA-45, one of the Company’s conditioning product candidates, for cash consideration of $0.8 million, reimbursement of up to $0.5 million for certain expenses and a potential $10.0 million milestone payment contingent upon the achievement of a certain regulatory milestone. During the exclusivity period prior to executing a definitive purchase agreement, the buyer agreed to reimburse the Company for certain research and development expenses incurred under current vendor agreements. During the three months ended March 31, 2023, the Company recorded $1.1 million in other income in connection with this reimbursement.

On April 20, 2023, the Company entered into an asset purchase agreement related to MGTA-145, the Company’s mobilization product candidate, for cash consideration of $1.0 million and a potential $5.0 million milestone payment contingent upon the achievement of a certain clinical milestone.

On April 21, 2023, the Company entered into an asset purchase agreement related to the CD117 antibodies used with MGTA-117, one of the Company’s conditioning product candidates, for cash consideration of $1.5 million and a potential $5.0 million milestone payment contingent upon the achievement of a certain clinical milestone.

Merger Agreement

On May 2, 2023, following a comprehensive review of strategic alternatives, the Company entered into the Merger Agreement with Dianthus pursuant to which a wholly-owned subsidiary of the Company will merge with and into Dianthus, with Dianthus surviving as a wholly-owned subsidiary of the Company. The Merger was unanimously approved by the Company’s board of directors, and the Company’s board of directors resolved to recommend approval of the Merger Agreement to the Company’s stockholders. The closing of the Merger is subject to approval by the Company’s and Dianthus’ stockholders as well as other customary closing conditions, including the effectiveness of a registration statement filed with the SEC in connection with the transaction and Nasdaq’s approval of the listing of the shares of the Company’s common stock to be issued in connection with the transaction. If the Company is unable to satisfy certain closing conditions or if other mutual closing conditions are not satisfied, Dianthus will not be obligated to complete the Merger. The Merger Agreement contains certain termination rights of each of the Company and Dianthus. Under certain circumstances detailed in the Merger Agreement, the Company could be required to pay Dianthus a termination fee of $13.3 million or Dianthus could be required to pay the Company a termination fee of $13.3 million. In addition, in certain circumstances upon the termination of the Merger Agreement, the Company could be required to pay the costs and expenses of Dianthus in an amount not to exceed $1.5 million, or Dianthus could be required to pay the Company’s costs and expenses in an amount not to exceed $1.5 million. If the Merger is completed, the business of Dianthus will continue as the business of the combined company.

At or prior to the effective time of the Merger, the Company will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with a rights agent (“Rights Agent”) pursuant to which the Company’s pre-Merger common stockholders will receive one contingent value right (each, a “CVR”) for each outstanding share of common stock held by such stockholder on such date. Each CVR will represent the contractual right to receive certain net proceeds, if any, derived from any consideration that is paid to the Company as a result of the disposition of the Company’s pre-Merger legacy assets by December 31, 2023, net of any indemnity obligations, transaction costs and certain other expenses, during the period that is three years after the closing of the Merger. The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs subject to certain withholdings for expenses and potential indemnity claims. In the event that no such proceeds are received, holders of the CVRs will not receive any payment pursuant to the CVR Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Magenta Therapeutics, Inc. is a biotechnology company previously focused on improving stem cell transplantation. Our drug development pipeline included multiple clinical and preclinical product candidates that were designed to improve stem cell transplant. Our MGTA-117 product candidate was designed as an antibody drug conjugate, or ADC, to deplete CD117-expressing stem cells in the bone marrow in order to make room for subsequently transplanted stem cells or ex vivo gene therapy products. Our second targeted conditioning product candidate, MGTA-45 (formally known as CD45-ADC), was an ADC designed to selectively target and deplete both stem cells and immune cells and was intended to replace the use of chemotherapy-based conditioning prior to stem cell transplant in patients with blood cancers and autoimmune diseases. Lastly, our MGTA-145 product candidate, in combination with plerixafor, was designed to improve the stem cell mobilization process by which stem cells are mobilized out of the bone marrow and into the bloodstream to facilitate their collection for subsequent transplant back into the body.

In January 2023, we voluntarily paused dosing in our MGTA-117 Phase 1/2 clinical trial for MGTA-117 in patients with relapsed/refractory acute myeloid leukemia, or AML, and myelodysplastic syndromes, or MDS, after the last participant dosed in Cohort 3 in the clinical trial experienced a Grade 5 serious adverse event, or SAE, (respiratory failure and cardiac arrest resulting in death) deemed to be possibly related to MGTA-117. This safety event was reported to the FDA as the study’s third safety event which is of a type referred to as a “Suspected, Unexpected, Serious Adverse Reaction,” or SUSAR. The FDA subsequently placed the study on partial clinical hold in February 2023.

In February 2023, after a review of Magenta’s programs, resources and capabilities, including anticipated costs and timelines, we announced the decision to halt further development of our programs. Specifically, we discontinued the MGTA-117 Phase 1/2 clinical trial in patients with AML and MDS. We discontinued the MGTA-145 Phase 2 stem cell mobilization clinical trial in patients with sickle cell disease, or SCD. Lastly, we stopped incurring certain costs relating to MGTA-45, including manufacturing and costs relating to certain other activities that were intended to support an investigative new drug application, or IND, for MGTA-45 (previously named CD45-ADC). As a result of these decisions, we conducted a corporate restructuring that resulted in a reduction in our workforce by 84%.

Coinciding with the decisions related to our programs and across the portfolio, we announced that we intended to conduct a comprehensive review of strategic alternatives for us and our assets. As part of our strategic review process, we focused on potential strategic alternatives that include, without limitation, an acquisition, merger, business combination or other transaction, as well as strategic transactions regarding our product candidates and related assets, including, without limitation, licensing transactions and asset sales. In April 2023, we sold certain assets, including intellectual property, related to our product candidates MGTA-45, MGTA-145 and the CD117 antibodies including the clinical antibody that was used with MGTA-117, and we are continuing to explore strategic alternatives related to our other assets.

After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on May 2, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Dianthus Therapeutics, Inc., or Dianthus, pursuant to which our wholly-owned will merge with and into Dianthus, with Dianthus surviving as our wholly-owned subsidiary, referred to hereinafter as the Merger. The Merger was unanimously approved by our board of directors, and the board resolved to recommend approval of the Merger Agreement to our stockholders. The closing of the Merger is subject to approval by our and Dianthus’ stockholders, as well as other customary closing conditions, including the effectiveness of a registration statement filed with the SEC in connection with the transaction and Nasdaq’s approval of the listing of the shares of our common stock to be issued in connection with the transaction. If the Merger is completed, the business of Dianthus will continue as the business of the combined company.

Concurrently with the execution of the Merger Agreement, certain parties have entered into subscription agreements with Dianthus, pursuant to which they have agreed to purchase, immediately prior to the consummation of the Merger, shares of Dianthus common stock and pre-funded warrants for an aggregate purchase price of approximately $70.0 million. The consummation of the transactions contemplated by such agreements is conditioned on the satisfaction or waiver of the conditions set forth in the Merger Agreement and in the subscription agreement. The Merger and related financing are expected to close in the third quarter of 2023.

At or prior to the effective time of the Merger, we will enter into a Contingent Value Rights Agreement, or CVR Agreement, with a rights agent, or the Rights Agent, pursuant to which our pre-Merger common stockholders will receive one contingent value right, or CVR, for each outstanding share of our common stock held by such stockholder on such date. Each CVR will represent the contractual right to receive certain net proceeds, if any, derived from any consideration that is paid to us as a result of the disposition of our pre-Merger legacy assets by December 31, 2023, net of any indemnity obligations, transaction costs and certain other expenses, during the period that is three years after the closing of the Merger. The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs subject to certain withholdings for expenses and potential indemnity claims. In the event that no such proceeds are received, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. There can be no assurance that any holders of CVRs will receive any payments with respect thereto.

Our future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. There can be no assurance that the strategic review process or any transaction relating to a specific asset, including the Merger or any asset sale, will result in us pursuing such a transaction(s), or that any transaction(s), if pursued, will be completed on terms favorable to us and our stockholders in the existing entity or any possible entity that results from a combination of entities. If the strategic review process is unsuccessful, our board of directors may decide to pursue a dissolution and liquidation.

Since our inception in 2015 and until recently, we had focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical studies and clinical trials, including MGTA-117, MGTA-45 and MGTA-145. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Net losses were $29.2 million for the three months ended March 31, 2023 and $76.5 million for the year ended December 31, 2022. As of March 31, 2023, we had an accumulated deficit of $431.2 million.

We expect to continue to incur costs and expenditures in connection with the process of evaluating our strategic alternatives and the Merger. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction, including the Merger. The process of continuing to evaluate strategic transactions and pursuing the Merger may be very costly, time-consuming and complex, and we have incurred, and may in the future incur, significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any particular course of action is implemented or transaction is completed, including the Merger. Any such expenses will decrease the remaining cash available for use in our business. In addition, any strategic business combination or other transactions that we may consummate in the future, including the Merger, could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement, transaction, including the Merger, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

Should we resume development of product candidates, our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more product candidates. In addition, we will incur substantial research and developments costs and other expenditures to develop such product candidates, particularly as we:

•
initiate and conduct preclinical studies and clinical trials of product candidates;
•
develop any other future product candidates we may choose to pursue;
•
seek marketing approval for product candidates that successfully complete clinical development, if any;
•
maintain compliance with applicable regulatory requirements;
•
develop and scale up our capabilities to support preclinical activities and clinical trials for product candidates and commercialization of product candidates for which we obtain marketing approval, if any;
•
maintain, expand, protect and enforce our intellectual property portfolio;
•
develop and expand our sales, marketing and distribution capabilities for product candidates for which we obtain marketing approval, if any; and
•
expand our operational, financial and management systems and increase personnel, including to support our clinical development and commercialization efforts and our operations as a public company.

If we resume development of product candidates, we will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for such product candidates. If we obtain regulatory approval for product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Further, we expect to incur additional costs associated with operating as a public company.

Should we resume development of product candidates, we will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing and distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Additionally, because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. Accordingly, if we fail to raise capital or enter into necessary strategic agreements, or fail to ever become profitable, we may have to significantly delay, scale back or discontinue the development and commercialization of product candidates, and we may also be forced to reduce or terminate our operations.

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $78.2 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for the next 12 months from the issuance date of this Quarterly Report on Form 10-Q. See “– Liquidity and Capital Resources.”

Impact of the COVID-19 Pandemic

The COVID-19 pandemic, including the emergence of various variants, has caused and could continue to cause significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

The future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are uncertain and cannot be predicted with confidence. These developments may include, without limitation, changes in the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available vaccines, the effect of any restrictions within the Cambridge community or regions in which our partners are located and the direct and indirect economic effects of the pandemic and containment measures. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for research activities, including drug discovery efforts, and the development of our product candidates, which include:

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

Should we resume development of product candidates, the successful development and commercialization is highly uncertain. This is due to the numerous risks and uncertainties, including the following:

•
successful completion of preclinical studies and clinical trials;
•
receipt and related terms of marketing approvals from applicable regulatory authorities;
•
raising additional funds necessary to complete clinical development of and commercialize product candidates;
•
obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for product candidates;
•
making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of product candidates;
•
developing and implementing marketing and reimbursement strategies;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of products, if and when approved, whether alone or in collaboration with others;
•
acceptance of products, if and when approved, by patients, the medical community and third-party payors;
•
effectively competing with other therapies;
•
obtaining and maintaining third-party coverage and adequate reimbursement;
•
protecting and enforcing our rights in our intellectual property portfolio;
•
maintaining a continued acceptable safety profile of the products following approval; and
•
the impact of the COVID-19 pandemic on our industry, the healthcare system, and our current and future operations.

Should we resume development of product candidates, a change in the outcome of any of these variables with respect to the development of such product candidates would significantly change the costs and timing associated with their development. We may never succeed in obtaining regulatory approval for any product candidates.

Research and development activities have historically been central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to decrease in the near future as we halted the development of our product candidates while we explore strategic alternatives. Should we resume development of product candidates, we expect research and development costs to increase significantly for the foreseeable future as the product candidate development programs progress.

Inflation generally affected us by increasing our cost of labor and clinical trial costs. While we do not believe that inflation had a material effect on our financial condition and results of operations during the periods presented, it may result in increased costs in the foreseeable future.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and related costs, and stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs and insurance costs, as well as professional fees for legal, patent, consulting, pre-commercialization, accounting and audit services. We expect our general and administrative expenses to decrease in the near future due to our recent workforce reductions. We do expect to incur significant costs, however, related to our exploration of strategic alternatives and the Merger, including legal, accounting and advisory expenses and other related charges.

Restructuring and Other Charges

Restructuring and other charges consist primarily of costs incurred related to the corporate restructuring announced in February 2023, including severance and retention as well as lease termination, loss on disposal of property and equipment and impairment of assets held for sale.

Interest and Other Income, Net

Interest and other income, net, consists of interest income and miscellaneous income and expense unrelated to our core operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$7,995	$16,547	$(8,552)
General and administrative	6,132	7,287	(1,155)
Restructuring and other charges	18,003	—	18,003
Total operating expenses	32,130	23,834	8,296
Loss from operations	(32,130)	(23,834)	(8,296)
Interest and other income, net	2,960	884	2,076
Net loss	$(29,170)	$(22,950)	$(6,220)

Research and Development Expenses

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$3,378	$6,436	$(3,058)
Mobilization	217	1,132	(915)
Unallocated expenses:
Personnel-related (including stock-based compensation)	2,004	5,888	(3,884)
Consultant (including stock-based compensation)	119	277	(158)
Facility related and other	2,277	2,814	(537)
Total research and development expenses	$7,995	$16,547	$(8,552)

Expenses related to our conditioning program decreased primarily due to a decrease of $1.8 million in costs related to MGTA-117 and a decrease of $1.5 million in costs related to MGTA-45. The decrease in costs related to MGTA-117 was primarily due to the discontinuance of the Phase 1/2 clinical trial in patients with R/R AML and MDS. The decrease in costs related to MGTA-45 was due to the decision to halt certain activities intended to support an IND, including manufacturing. The decrease in expenses in our mobilization program was primarily due to the discontinuance of the MGTA-145 Phase 2 clinical trial in patients with SCD.

The decrease in personnel-related costs was primarily due to a decrease in headcount in our research and development function as a result of the corporate restructuring that occurred in the three months ended March 31, 2023 and a decrease in stock-based compensation. Personnel-related costs for the three months ended March 31, 2023 and 2022 included stock-based compensation expense of less than $0.1 million and $0.5 million, respectively. The decrease in facility related and other costs was primarily due to lower research and lab supplies resulting from the halting of all research activities during the first quarter of 2023.

General and Administrative Expenses

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$1,808	$3,452	$(1,644)
Professional and consultant	2,445	1,612	833
Facility related and other	1,879	2,223	(344)
Total general and administrative expenses	$6,132	$7,287	$(1,155)

The decrease in personnel-related costs was due primarily to a decrease in stock-based compensation and a decrease in headcount in our general and administrative function as a result of the corporate restructuring announced in February 2023. Personnel-related costs for the three months ended March 31, 2023 and 2022 included stock-based compensation expense of $0.5 million and $1.4 million, respectively. The increase in professional and consultant costs was primarily due to higher legal and consultant costs in connection with our review of strategic alternatives and the licensing and sale of assets. The decrease in facility related and other costs was primarily due to lower recruitment fees.

Restructuring and Other Charges

Restructuring and other charges for the three months ended March 31, 2023 consisted primarily of costs incurred related to the corporate restructuring announced in February 2023, including severance and retention of $6.3 million, lease termination of $8.1 million related to the termination of our Cambridge, Massachusetts lease, loss on disposal of property and equipment of $3.4 million, primarily related to leasehold improvements, and impairment of assets held for sale of $0.3 million related to the planned disposition of certain lab equipment.

Interest and Other Income, Net

Interest income and other income, net for the three months ended March 31, 2023 consisted primarily of reimbursement of $1.1 million of expenses incurred under current vendor agreements during the exclusivity period prior to the sale of certain conditioning assets, interest income of $0.9 million and sublease income of $0.8 million. Interest income and other income, net for the three months ended March 31, 2022, consisted primarily of sublease income of $0.8 million and interest income of $0.1 million. The increase in interest income was due to higher interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates, and, should we resume development of product candidates, we do not expect to generate revenue from sales of such product candidates for several years, if at all. Since our initial public offering in June 2018, we have funded our operations primarily with proceeds from the sale of our common stock in both private and public offerings.

We have a shelf registration statement on Form S-3, or the Shelf, on file with the SEC, which covers the offering, issuance and sale of up to an aggregate of $250.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We also entered into a sales agreement, as amended, with Cowen and Company, LLC, as sales agent to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Shelf, or the ATM Program. The Shelf was declared effective by the SEC on August 12, 2022. To date, we have sold 1,644,200 shares of our common stock under the ATM Program at a weighted average price per share of $1.82 resulting in net proceeds of $2.8 million after commissions and offering costs. As of March 31, 2023, $247.0 million remained available under the Shelf, including up to $47.0 million available for sale under the ATM Program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(35,599)	$(19,741)
Net cash provided by (used in) investing activities	26,496	(40,144)
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	$(9,103)	$(59,885)

Operating Activities

During the three months ended March 31, 2023, operating activities used $35.6 million of cash, primarily resulting from our net loss of $29.2 million and net cash used by changes in our operating assets and liabilities of $19.5 million, partially offset by non-cash activities of $13.1 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2023 consisted primarily of a decrease of $15.6 million in operating lease liabilities and a decrease of $4.5 million in accounts payable and accrued expenses and other current liabilities, partially offset by a decrease of $0.6 million in prepaid expenses and other current assets. The decrease in operating lease liabilities was primarily due to a payment of $14.8 million in connection with the termination of our Cambridge, Massachusetts sublease in March 2023.

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

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was primarily attributable to net maturities of marketable securities of $25.2 million and proceeds from the sale of property and equipment of $1.5 million.

During the three months ended March 31, 2022, net cash used by investing activities was primarily attributable to purchases of marketable securities of $40.1 million.

Financing Activities

During the three months ended March 31, 2023 and 2022, there were no financing activities.

Funding Requirements

We currently expect our expenses to decrease in 2023 compared to 2022 due to our decision to halt further development of product candidates and conduct workforce reductions while we explore strategic alternatives, including the Merger. If we decide to resume the development of product candidates, however, we expect our expenses to increase in order to advance preclinical activities and clinical trials for product candidates in development. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $78.2 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for the next 12 months from the issuance date of this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. In addition, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process and the Merger. Because our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

Until such time, if ever, as we can generate substantial product revenue, and subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction, we expect to finance our future operations through a combination of equity offerings, including sales under our ATM Program, debt financings, collaborations, strategic alliances, marketing and distribution arrangements, or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances, marketing and distribution arrangements, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we resume the development of product candidates and are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Nasdaq Delisting Notice

As previously disclosed, on January 31, 2023, we received a written notice from the staff of Nasdaq’s Listing Qualifications Department, notifying us that, for the 30 consecutive business day period between December 15, 2022 through January 30, 2023, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until July 31, 2023 to regain compliance with the Minimum Bid Price Requirement. If we fail to satisfy the continued listing requirements of Nasdaq, such as the Minimum Bid Price Requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and may, among other things, adversely impact our ability to raise additional capital or enter into strategic transactions. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Contractual Obligations and Commitments

During the three months ended March 31, 2023, there were no material changes to our contractual obligations and commitments described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, except as described below.

Lease Obligations

In March 2023, we terminated our sublease for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts, resulting in a payment of $14.8 million and the assignment of our sub-sublease to our sublandlord.

License and Collaboration Agreements

In March 2018, we entered into a collaboration agreement with Heidelberg Pharma Research GmbH, or HDPR, whereby the parties agreed to combine our stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Upon the exercise of certain license rights, we may have been obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. In April 2023, this collaboration agreement was terminated.

We had a license agreement with the President and Fellows of Harvard College, entered into in November 2016, for an exclusive, worldwide, royalty-bearing license for certain technologies related to conditioning and mobilization. We were obligated to pay milestone payments of up to $7.4 million for the first two licensed products upon the achievement of certain development and regulatory milestones and to pay royalties on a product-by-product and country-by-country basis on net sales of products licensed under the agreement. In April 2023, this agreement was amended and restated and a portion of the license agreement related to certain conditioning technology was assigned to a third party in connection with the sale of certain of our conditioning assets.

In November 2022, we entered into a license agreement with ImmunoGen, Inc. for an exclusive, worldwide, royalty-bearing license for certain technology related to one of our conditioning programs. Upon execution of the agreement, we made a nonrefundable payment of $4.4 million in partial consideration for the license. We were also obligated to pay milestone payments of up to $125 million in the aggregate upon the achievement of certain development, regulatory and sales-based milestones and to pay single-digit royalties on a product-by-product and country-by-country basis on net sales of products licensed under the agreement. In April 2023, this license agreement was assigned to a third party in connection with the sale of certain of our conditioning assets.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, on file with the SEC, the following involve the most judgment and complexity:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, for this reporting period and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer (our President, Chief Financial and Operating Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS.

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our subsequent periodic filings with the Securities and Exchange Commission. Other than as reflected in the following updated risk factors, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Related to the Merger

The exchange ratio will not change or otherwise be adjusted based on the market price of our common stock as the exchange ratio depends on our net cash at the closing and not the market price of our common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

On May 2, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Dianthus Therapeutics, Inc., or Dianthus, pursuant to which a wholly-owned subsidiary of ours will merge with and into Dianthus, with Dianthus surviving as our wholly-owned subsidiary, referred to hereinafter as the “merger.” At the effective time described in the Merger Agreement, outstanding shares of Dianthus capital stock will be converted into shares of our common stock. Applying the exchange ratio, the former Dianthus securityholders immediately before the merger, including shares purchased in the Dianthus pre-closing financing, are expected to own approximately 78.7% of the aggregate number of shares of our common stock and our securityholders immediately before the merger are expected to own approximately 21.3% of the aggregate number of shares of our common stock, subject to certain assumptions, including, but not limited to, our net cash as of closing being between $59.5 million and $60.5 million. In the event our net cash is below $59.5 million, the exchange ratio will be adjusted such that the number of shares issued to Dianthus’ pre-closing securityholders will be increased, and our stockholders will own a smaller percentage of the combined company following the merger.

Any changes in the market price of our stock before the completion of the merger will not affect the number of shares Dianthus stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the merger, the market price of our common stock increases from the market price on the date of the Merger Agreement, then Dianthus stockholders could receive merger consideration with substantially more value for their shares of Dianthus capital stock than the parties had negotiated when they established the exchange ratio. Similarly, if before the completion of the merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Dianthus stockholders could receive merger consideration with substantially lower value. The Merger Agreement does not include a price-based termination right.

Failure to complete the merger may result in paying a termination fee to Dianthus and could harm our common stock price and future business and operations.

If the merger is not completed, we are subject to the following risks:

•
if the Merger Agreement is terminated under specified circumstances, we could be required to pay Dianthus a termination fee of $13.3 million and/or up to $1.5 million in expense reimbursements;
•
the price of our common stock may decline and could fluctuate significantly; and
•
costs related to the merger, such as financial advisor, legal and accounting fees, a majority of which must be paid even if the merger is not completed.

If the Merger Agreement is terminated and the board of directors of Dianthus determines to seek another business combination, there can be no assurance that we will be able to find another third party to transact a business combination with, yielding comparable or greater benefits.

If the conditions to the merger are not satisfied or waived, the merger may not occur.

Even if the merger is approved by the stockholders of Dianthus, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the merger. These conditions are set forth in the Merger Agreement. We cannot assure you that all of the conditions to the consummation of the merger will be satisfied or waived. If the conditions are not satisfied or waived, the merger may not occur or the closing may be delayed.

The merger may be completed even though a material adverse effect may result from the announcement of the merger, industry-wide changes or other causes.

In general, neither we nor Dianthus is obligated to complete the merger if there is a material adverse effect affecting the other party between May 2, 2023, the date of the Merger Agreement, and the closing of the merger. However, certain types of causes are excluded from the concept of a “material adverse effect.” Such exclusions include but are not limited to changes in general economic or political conditions, industry wide changes, changes resulting from the announcement of the merger, natural disasters, pandemics (including the COVID-19 pandemic), other public health events and changes in U.S. generally accepted accounting principles. Therefore, if any of these events were to occur and adversely affect us or Dianthus, the other party would still be obliged to consummate the closing of the merger notwithstanding such material adverse effect. If any such adverse effects occur and we consummate the closing of the merger, the stock price of the combined company may suffer. This in turn may reduce the value of the merger to the stockholders of Magenta, Dianthus or both.

If we complete the merger, the combined company will need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations.

On May 2, 2023, Dianthus entered into subscription agreements with certain investors, including existing investors of Dianthus, pursuant to which the investors agreed to purchase, in the aggregate, $70.0 million in shares of common stock and pre-funded warrants of Dianthus immediately prior to the closing of the merger, referred to as the Dianthus pre-closing financing. The closing of the Dianthus pre-closing financing is conditioned upon the satisfaction or waiver of the conditions to the closing of the merger as well as certain other conditions. The shares of Dianthus common stock and pre-funded warrants issued in the Dianthus pre-closing financing will result in dilution to all securityholders of the combined company (i.e., both our pre-merger securityholders and former Dianthus securityholders).

Additional financing may not be available to the combined company when it is needed or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders of the combined company, including our pre-merger securityholders and Dianthus’ former securityholders. It is also possible that the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the combined company.

Some of our directors and executive officers have interests in the merger that are different from yours and that may influence them to support or approve the merger without regard to your interests.

Our directors and executive officers may have interests in the merger that are different from, or in addition to, the interests of other of our stockholders generally. These interests with respect to our directors and executive officers may include, among others, acceleration of stock option or restricted stock unit vesting, retention bonus payments, extension of exercisability periods of previously issued stock option grants, severance payments if employment is terminated in a qualifying termination in connection with the merger and rights to continued indemnification, expense advancement and insurance coverage. two members of the Company’s board of directors will continue as directors of the combined company after the effective time, and, following the closing of the merger, will be eligible to be compensated as non-employee directors of the combined company.

In addition, certain of our directors are affiliated with investment funds which hold an interest in the other party and are participating in the Dianthus pre-closing financing. Further, certain current members of Dianthus’ board of directors will continue as directors of the combined company after the effective time, and, following the closing of the merger, will be eligible to be compensated as non-employee directors of the combined company pursuant to our non-employee director compensation policy that is expected to remain in place following the effective time.

Our board of directors was aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the merger, and recommend the approval of the Merger Agreement to our and Dianthus stockholders. These interests, among other factors, may have influenced the directors and executive officers of each company to support or approve the merger.

Our stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger, including the conversion of Dianthus common stock issued in the Dianthus pre-closing financing.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the merger.

If the merger is not completed, our stock price may decline significantly.

The market price of our common stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of our common stock will likely be volatile based on whether stockholders and other investors believe that we can complete the merger or otherwise raise additional capital to support our operations if the merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of our common stock has been and may be exacerbated by low trading volume. Additional factors that may cause the market price of our common stock to fluctuate include:

•
the entry into, or termination of, key agreements, including commercial partner agreements;
•
announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
•
the loss of key employees;
•
future sales of its common stock;
•
general and industry-specific economic conditions that may affect its research and development expenditures;
•
the failure to meet industry analyst expectations; and
•
period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

Our securityholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the merger, our current stockholders will generally own a smaller percentage of the combined company than their ownership of our company prior to the merger. Immediately after the merger, our stockholders as of immediately prior to the merger are expected to own approximately 21.3% of the outstanding shares of the combined company, former Dianthus securityholders, including shares purchased in the Dianthus pre-closing financing, are expected to own approximately 78.7% of the outstanding shares of the combined company, subject to certain assumptions, including, but not limited to, Magenta’s net cash as of closing being between $59.5 million and $60.5 million. The Chief Executive Officer of Dianthus will serve as the Chief Executive Officer of the combined company following the completion of the merger.

During the pendency of the merger, we may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect their respective business prospects.

Covenants in the Merger Agreement impede our ability to make acquisitions during the pendency of the merger, subject to specified exceptions. As a result, if the merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, seeking, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry or taking any action that could reasonably be expected to lead to certain transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions. Any such transactions could be favorable to such party’s stockholders, but the parties may be unable to pursue them.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit us from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances. In addition, if we terminate the Merger Agreement under specified circumstances, we could be required to pay Dianthus a termination fee of $13.3 million, plus up to $1.5 million in expense reimbursements. This termination fee may discourage third parties from submitting competing proposals to us or our respective stockholders, and may cause our board of directors to be less inclined to recommend a competing proposal.

The tax treatment of the CVRs is uncertain.

We intend to treat the issuance of contingent value rights, or the CVRs, to the persons who prior to completion of the merger were our stockholders as a distribution of property with respect to our common stock. However, the U.S. federal income tax treatment of the CVRs is uncertain. There is no legal authority directly addressing the U.S. federal income tax treatment of contingent value rights with characteristics similar to the CVRs. Therefore, it is possible that the issuance of the CVRs may be treated as a distribution of equity with respect to our stock, as an “open transaction,” or as a “debt instrument” for U.S. federal income tax purposes, and such questions are inherently factual in nature.

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

3.3

Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of Magenta Therapeutics, Inc. classifying and designating Series A Junior Participating Cumulative Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 31, 2023).

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

4.3

Stockholder Rights Agreement, dated as of March 31, 2023, by and between the Registrant and Computershare Trust Company, N.A., as Rights Agent, (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 31, 2023).

4.4

Amendment No. 1 to Stockholder Rights Agreement, dated as of May 2, 2023, the Registrant and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 3, 2023).

10.1

Sublease Termination and Release Agreement by and between the Registrant and Novartis Institutes for Biomedical Research, Inc., dated as of March 31, 2023 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-271917) filed with the Securities and Exchange Commission on May 15, 2023).

31.1*

Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101SCH*	Inline XBRL Taxonomy Extension Schema Document.

101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGENTA THERAPEUTICS, INC.

Date: May 15, 2023	By:	/s/ Stephen Mahoney
Stephen Mahoney
President, Chief Financial and Operating Officer (Principal Executive Officer and Principal Financial and Accounting Officer)