Form 10-Q
period 2023-06-30
Magenta Therapeutics, Inc.
filed 2023-08-03
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-38541

Magenta Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-0724163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Technology Square, 8th Floor Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

(857) 242-0170

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	MGTA	The Nasdaq Capital Market
Preferred Stock Purchase Rights		The Nasdaq Capital Market

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

As of July 31, 2023, there were 60,664,697 shares of the issuer’s Common Stock, $0.001 par value per share, outstanding.

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
•
our anticipated net cash balance and expectations regarding relative ownership percentages in the combined company following the consummation of the Merger;
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
•
our ability to receive the benefits from our various asset dispositions undertaken in contemplation of the proposed Merger;
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
•
If we lose key personnel, or should we commence development of any new product candidates and fail to recruit additional highly skilled personnel, our ability to develop product candidates will be impaired and our business may be harmed.
•
The trading price of our common stock has been, and will likely continue to be, highly volatile. As a result of this volatility, investors may not be able to sell common stock at or above the purchase price and may lose some or all of their investment.
•
Actions of activist stockholders could cause us to incur substantial costs, divert management’s attention and resources and have an adverse effect on our business.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Magenta Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$62,633	$57,626
Marketable securities	14,960	54,415
Prepaid expenses and other current assets	1,045	3,561
Total current assets	78,638	115,602
Restricted cash	—	1,780
Operating lease, right-of-use asset	—	23,168
Property and equipment, net	—	6,095
Total assets	$78,638	$146,645

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$813	$2,454
Accrued expenses and other current liabilities	3,221	8,271
Operating lease liability, current portion	—	3,824
Total current liabilities	4,034	14,549
Operating lease liability, net of current portion	—	26,138
Total liabilities	4,034	40,687
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 60,652,197 and 60,639,909 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	61	61
Additional paid-in capital	509,029	508,107
Accumulated other comprehensive loss	(3)	(181)
Accumulated deficit	(434,483)	(402,029)
Total stockholders’ equity	74,604	105,958
Total liabilities and stockholders’ equity	$78,638	$146,645

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$139	$11,603	$8,134	$28,150
General and administrative	5,318	6,480	11,450	13,767
Restructuring and other charges	1,918	—	19,921	—
Total operating expenses	7,375	18,083	39,505	41,917
Loss from operations	(7,375)	(18,083)	(39,505)	(41,917)
Interest and other income, net	4,091	812	7,051	1,696
Net loss	$(3,284)	$(17,271)	$(32,454)	$(40,221)
Net loss per share, basic and diluted	$(0.05)	$(0.29)	$(0.54)	$(0.68)
Weighted average common shares outstanding, basic and diluted	60,650,473	58,815,543	60,648,076	58,807,395

Comprehensive loss:
Net loss	$(3,284)	$(17,271)	$(32,454)	$(40,221)
Other comprehensive gain (loss):
Unrealized gains (losses) on marketable securities	13	(133)	178	(572)
Total other comprehensive gain (loss)	13	(133)	178	(572)
Total comprehensive loss	$(3,271)	$(17,404)	$(32,276)	$(40,793)

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
	Three Months Ended June 30, 2023
Balances at March 31, 2023	60,648,821	$61	$508,613	$(16)	$(431,199)	$77,459
Vesting of restricted stock	3,376	—	—	—	—	—
Stock-based compensation expense	—	—	416	—	—	416
Unrealized gains on marketable securities	—	—	—	13	—	13
Net loss	—	—	—	—	(3,284)	(3,284)
Balances at June 30, 2023	60,652,197	$61	$509,029	$(3)	$(434,483)	$74,604

	Three Months Ended June 30, 2022
Balances at March 31, 2022	58,799,157	$59	$500,115	$(469)	$(348,517)	$151,188
Issuance of common stock under Employee Stock Purchase Plan	49,704	—	49	—	—	49
Stock-based compensation expense	—	—	1,845	—	—	1,845
Unrealized losses on marketable securities	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	(17,271)	(17,271)
Balances at June 30, 2022	58,848,861	$59	$502,009	$(602)	$(365,788)	$135,678

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Continued)

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
	Six Months Ended June 30, 2023
Balances at December 31, 2022	60,639,909	$61	$508,107	$(181)	$(402,029)	$105,958
Vesting of restricted stock	12,288	—	—	—	—	—
Stock-based compensation expense	—	—	922	—	—	922
Unrealized gains on marketable securities	—	—	—	178	—	178
Net loss	—	—	—	—	(32,454)	(32,454)
Balances at June 30, 2023	60,652,197	$61	$509,029	$(3)	$(434,483)	$74,604

	Six Months Ended June 30, 2022
Balances at December 31, 2021	58,799,157	$59	$498,210	$(30)	$(325,567)	$172,672
Issuance of common stock under Employee Stock Purchase Plan	49,704	—	49	—	—	49
Stock-based compensation expense	—	—	3,750	—	—	3,750
Unrealized losses on marketable securities	—	—	—	(572)	—	(572)
Net loss	—	—	—	—	(40,221)	(40,221)
Balances at June 30, 2022	58,848,861	$59	$502,009	$(602)	$(365,788)	$135,678

The accompanying notes are an integral part of these consolidated financial statements.

Magenta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,454)	$(40,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	922	3,750
Depreciation and amortization expense	421	988
Loss on disposal of property and equipment	3,323	—
Impairment of assets held for sale	270	—
Gain on asset sales	(3,301)	—
Noncash lease expense	786	1,418
Loss on lease termination	8,059	—
Net amortization (accretion) of premiums (discounts) on marketable securities	(600)	228
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,516	1,150
Accounts payable	(1,426)	(993)
Accrued expenses and other current liabilities	(5,020)	(1,482)
Operating lease liabilities	(15,639)	(1,432)
Net cash used in operating activities	(42,143)	(36,594)
Cash flows from investing activities:
Purchases of property and equipment	(245)	(156)
Proceeds from sale of property and equipment	2,081	—
Proceeds from intangible asset sales	3,301	—
Purchases of marketable securities	(9,767)	(40,117)
Maturities of marketable securities	50,000	—
Net cash provided by (used in) investing activities	45,370	(40,273)
Cash flows from financing activities:
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	49
Net cash provided by financing activities	—	49
Net increase (decrease) in cash, cash equivalents and restricted cash	3,227	(76,818)
Cash, cash equivalents and restricted cash at beginning of period	59,406	133,430
Cash, cash equivalents and restricted cash at end of period	$62,633	$56,612

Supplemental disclosure of non-cash activities:
Decrease in right-of-use asset and operating lease liabilities due to lease termination	$14,323	$—

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

In February 2023, after a review of the Company’s business, programs, resources and capabilities, including anticipated costs and timelines, the Company announced the decision to halt further development of its programs and to conduct a comprehensive review of strategic alternatives. The Company also announced a corporate restructuring that resulted in a reduction in its workforce by 84% that was substantially completed in the first quarter of 2023 (see Note 5).

As part of the strategic review process, the Company explored potential strategic alternatives that included, without limitation, an acquisition, merger, business combination or other transactions, as well as strategic transactions related to its product candidates and related assets, including, without limitation, licensing transactions and asset sales. In April 2023, the Company sold certain assets, including intellectual property, related to its product candidates MGTA-45 and MGTA-145 and the CD117 antibodies, including the clinical antibody that was used with MGTA-117. The Company also sold certain intellectual property rights related to the Igenica patent portfolio in April 2023 and the E478 technology in July 2023 (see Note 6). The Company has continued to divest and explore strategic alternatives related to data, technology and other intellectual property rights related to the Company’s legacy business that were not in active development and which the Company does not consider material.

On May 2, 2023, following a comprehensive review of strategic alternatives, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dianthus Therapeutics, Inc. (“Dianthus”) pursuant to which a wholly-owned subsidiary of the Company will merge with and into Dianthus, with Dianthus surviving as a wholly-owned subsidiary of the Company (the “Merger”). At or prior to the effective time of the Merger, the Company will enter into a Contingent Value Rights Agreement (“CVR Agreement”) with a rights agent (“Rights Agent”) pursuant to which the Company’s pre-Merger common stockholders will receive one contingent value right (each, a “CVR”) for each outstanding share of common stock held by such stockholder on such date. The Merger was unanimously approved by Company’s board of directors, and the Company’s board of directors resolved to recommend approval of the Merger Agreement to the Company’s stockholders. The closing of the Merger is subject to approval by the Company’s and Dianthus’ stockholders, as well as other customary closing conditions. If the Merger is completed, the business of Dianthus will continue as the business of the combined company (see Note 13).

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. In the event that the Company does not complete the Merger, the Company may explore strategic alternatives, including, without limitation, another strategic transaction and/or pursue a dissolution and liquidation of the Company.

In January 2023, the Company received a written notice from the staff of Nasdaq’s Listing Qualifications Department, notifying the Company that, for the 30 consecutive business day period between December 15, 2022 through January 30, 2023, the bid price for its common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), (the “Minimum Bid Price Requirement”). On July 24, 2023, the Company applied to transfer its listing from The Nasdaq Global Market to The Nasdaq Capital Market, which transfer was approved effective August 2, 2023. In connection therewith, the Company was granted an additional 180-day grace period, or until January 29, 2024, to regain compliance with the Minimum Bid Price Requirement. If the Company fails to satisfy the continued listing requirements of Nasdaq, such as the Minimum Bid Price Requirement, Nasdaq may take steps to delist its common stock.

In addition, if the Company were to resume development efforts, the Company would be subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, the Company’s ability to successfully complete clinical trials, obtain marketing approvals, manufacture a commercial-scale medicine or arrange for a third party to do so on our behalf, conduct sales and marketing activities necessary for successful commercialization of product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. The development of any product candidates may require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company were successful, it is uncertain when, if ever, the Company would realize significant revenue from product sales.

The Company has incurred recurring losses since inception, including net losses of $32.5 million for the six months ended June 30, 2023 and $76.5 million for the year ended December 31, 2022. As of June 30, 2023, the Company had an accumulated deficit of $434.5 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on the results of the strategic review process and its ability to raise additional capital to fund its operations.

The Company expects to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives, including the Merger. There can be no assurance, however, that the Company will be able to successfully consummate any particular strategic transaction, including the Merger. The process of continuing to evaluate strategic alternatives and pursuing the Merger may be very costly, time-consuming and complex, and the Company has incurred, and may in the future incur, significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges. Should the Company resume the development of product candidates, it will need to obtain substantial additional funding in connection with continuing operations, particularly as the Company advances its preclinical activities and clinical trials for its product candidates in development. If the Company is unable to raise capital when needed, or on attractive terms, it could be forced to delay, reduce or eliminate its research or drug development programs or any future commercialization efforts. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 included in the Company’s most recent Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2023 and consolidated results of operations for the three and six months ended June 30, 2023 and 2022 and consolidated cash flows for the six months ended June 30, 2023 and 2022 have been made. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or any other interim period.

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

Effective January 1, 2023, when the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations and comprehensive loss. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive loss. There were no credit losses recorded during the three and six months ended June 30, 2023.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2023 and 2022, the Company’s only element of other comprehensive income (loss) was unrealized gains (losses) on marketable securities.

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

The Company reported a net loss for the three and six months ended June 30, 2023 and 2022. The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	As of June 30,
	2023	2022
Stock options to purchase common stock	4,861,010	8,334,632
Unvested restricted common stock units	151,606	454,122
Shares of common stock issuable under Employee Stock Purchase Plan	—	81,868
	5,012,616	8,870,622

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

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

3. Fair Value of Financial Assets

As of June 30, 2023, marketable securities by security type consisted of (in thousands):

		Gross	Gross		Estimated
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
U.S. treasury notes (due within one year)	$14,963	$2	$(5)	$—	$14,960
Total	$14,963	$2	$(5)	$—	$14,960

As of December 31, 2022 marketable securities by security type consisted of (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury notes (due within one year)	$54,596	$2	$(183)	$54,415
Total	$54,596	$2	$(183)	$54,415

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$62,405	$—	$—	$62,405
Marketable securities:
U.S. treasury notes	—	14,960	—	14,960
Total	$62,405	$14,960	$—	$77,365

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$56,663	$—	$—	$56,663
Marketable securities:
U.S. treasury notes	—	54,415	—	54,415
Total	$56,663	$54,415	$—	$111,078

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll and related expenses	$1,621	$4,162
Accrued external research and development expenses	—	3,091
Accrued professional fees	1,321	654
Accrued other	279	364
	$3,221	$8,271

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

5. Restructuring and Other Charges

In February 2023, after a review of the Company’s business, programs, resources and capabilities, including anticipated costs and timelines, the Company announced the decision to halt further development of its programs and to conduct a comprehensive review of strategic alternatives.

The Company also announced a corporate restructuring that resulted in a reduction in its workforce by 84% that was substantially completed in the first quarter of 2023. The Company also approved up to $3.9 million of retention amounts to employees, subject to remaining actively employed with the Company through specified dates. The retention amounts are being expensed as the services are performed. During the three and six months ended June 30, 2023, the Company recorded severance and retention costs of $2.0 million and $8.3 million, respectively.

Restructuring and other charges for the six months ended June 30, 2023, also includes loss on lease termination of $8.1 million (see Note 9), loss on disposal of property and equipment of $3.3 million, primarily related to leasehold improvements in connection with the lease termination, and impairment of assets held for sale of $0.3 million.

The Company’s restructuring liability, which was included in accrued payroll and related expenses, consisted of the following (in thousands):

	Employee-Related Costs
	Three months ended June 30, 2023	Six months ended June 30, 2023
Accrued restructuring balance at beginning of the period	$1,567	$—
Expense incurred	1,950	8,269
Payments	(1,919)	(6,671)
Accrued restructuring balance at June 30, 2023	$1,598	$1,598

6. Asset Sales

On April 7, 2023, the Company entered into an asset purchase agreement related to MGTA-45, one of the Company’s conditioning product candidates, for cash consideration of $0.8 million, reimbursement of up to $0.5 million for certain expenses and a potential $10.0 million milestone payment contingent upon the achievement of a certain regulatory milestone. During the exclusivity period prior to executing a definitive purchase agreement, the buyer agreed to reimburse the Company for certain research and development expenses incurred under current vendor agreements. During the three and six months ended June 30, 2023, the Company recorded $0.1 million and $1.2 million, respectively, in other income in connection with this reimbursement.

On April 20, 2023, the Company entered into an asset purchase agreement related to MGTA-145, the Company’s mobilization product candidate, for cash consideration of $1.0 million and a potential $5.0 million milestone payment contingent upon the achievement of a certain clinical milestone.

On April 21, 2023, the Company entered into an asset purchase agreement related to the CD117 antibodies, including the clinical antibody that was used with MGTA-117, one of the Company’s conditioning product candidates, for cash consideration of $1.5 million and a potential $5.0 million milestone payment contingent upon the achievement of a certain clinical milestone.

The Company also sold certain intellectual property rights for $0.1 million in total cash consideration and no contingent payments related to the Igenica patent portfolio in April 2023 and the E478 technology, in July 2023.

The Company recognized other income of $3.3 million during the three months ended June 30, 2023 related to the April asset sales as the asset sales were unrelated to its core operations. The potential milestone payments of up to $20.0 million that the Company is eligible to receive are fully constrained and excluded from the transaction price as it is not probable that such milestone payments will be received by the Company.

7. Stockholders’ Equity

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Adoption of Stockholder Rights Plan

On March 31, 2023, the Company’s board of directors unanimously adopted a limited duration stockholder rights plan (the “Rights Plan”) which expires at the close of business on March 30, 2024.

Pursuant to the Rights Plan, the Company declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company’s common stock to stockholders of record as of the close of business on April 11, 2023 (the “Record Date”). In addition, one right will automatically attach to each share of common stock issued between the Record Date and the earlier of the distribution date and the expiration date of the rights. Each right entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, par value $0.001 per share, of the Company at a cash exercise price of $3.75 per Unit, subject to adjustment, under certain conditions specified in the Rights Plan.

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

8. Stock-Based Awards

2018 Stock Option and Incentive Plan

The Company grants stock-based awards under the Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan (the “2018 Plan”). The Company also has outstanding stock options under the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan, as amended (the “2016 Plan”), but is no longer granting awards under the 2016 Plan. As of June 30, 2023, 9,405,983 shares of common stock were available for issuance under the 2018 Plan.

Grant of Stock Options

During the six months ended June 30, 2023, the Company granted options to certain employees with service-based vesting conditions for the purchase of 3,750 shares of common stock with a weighted average grant date fair value of $0.41 per share. Stock-based compensation expense is being recognized over the requisite service period of four years.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Grant of Restricted Stock Units

During the six months ended June 30, 2023, the Company granted 123,125 restricted stock units to certain employees with a weighted average grant date fair value of $0.55 per share. Stock-based compensation expense is being recognized over the requisite service periods of 18 months to four years.

2019 Employee Stock Purchase Plan

Employees may elect to participate in The Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. The six-month offering periods begin in December and June of each year. Offerings under the ESPP were suspended in May 2023. During the six months ended June 30, 2023, there were no shares of common stock purchased under the ESPP. During the six months ended June 30, 2022, 49,704 shares of common stock were purchased under the ESPP at a purchase price per share of $0.99. As of June 30, 2023, 593,239 shares remained available for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development expenses	$(4)	$462	$11	$989
General and administrative expenses	420	1,383	911	2,761
	$416	$1,845	$922	$3,750

As of June 30, 2023, unrecognized compensation expense related to unvested share-based awards with service-based vesting conditions was $2.5 million, which is expected to be recognized over a weighted average period of 1.8 years. Additionally, the Company had unrecognized compensation cost of $0.7 million related to the unvested performance restricted stock units for which the performance conditions were not considered probable of achievement as of June 30, 2023.

9. Leases

The Company had a sublease, as amended, for up to approximately 69,000 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease was subject and subordinate to a prime lease between the sublandlord and the prime landlord. The term of the sublease commenced in June 2018 and was set to expire in February 2028. In connection with the corporate restructuring, on March 31, 2023 (the “Termination Date”), the Company, entered into a Sublease Termination and Release Agreement (the “Termination Agreement”) with the sublandlord which, effective immediately, terminated the sublease. In exchange for the early termination of the sublease pursuant to the Termination Agreement, the Company made a termination payment of $14.8 million and recorded a loss on lease termination of $8.1 million (see Note 5).

In connection with this sublease, the Company was required to maintain a cash balance of $1.8 million to secure a letter of credit associated with the sublease. This amount was classified in the consolidated balance sheets as noncurrent restricted cash at December 31, 2022. This amount was released to the Company in May 2023.

Prior to the lease termination, the components of the Company’s lease expense under ASC 842 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$—	$1,601	$1,602	$3,203
Short-term lease cost	—	—	—	—
Variable lease cost	—	4	491	510
	$—	$1,605	$2,093	$3,713

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Supplemental disclosure of cash flow information related to the lease was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$1,622	$16,455	$3,217
Operating lease liabilities arising from obtaining right-of-use asset	$—	$—	$—	$—

In addition, the Company had a sub-sublease, as amended, for 26,114 square feet of office and laboratory space in Cambridge, Massachusetts which was set to expire in April 2024. In connection with the Termination Agreement, this sub-sublease was assigned to the sublandlord on the Termination Date. The Company recorded other income of $0.9 million during the six months ended June 30, 2023, related to these sub-subleases. The Company recorded other income of $0.6 million and $1.4 million during the three and six months ended June 30, 2022, respectively, related to these sub-subleases.

10. Commitments and Contingencies

Leases

The Company’s commitments under its leases are described in Note 9.

Collaboration Agreement

In March 2018, the Company entered into a collaboration agreement with Heidelberg Pharma Research GmbH (“HDPR”) whereby the parties agreed to combine the Company’s stem cell platform with proprietary antibodies across up to four exclusive targets with HDPR’s proprietary Antibody Targeted Amanitin Conjugates platform. Under the agreement, the Company could pay upfront technology access fees, research exclusivity fees and payment for research support. Additionally, upon the exercise of certain license rights, the Company may have been obligated to pay HDPR development, regulatory and commercial milestone payments of up to $83.5 million per target as well as royalties on net sales of products licensed under the agreement. In April 2023, this collaboration agreement was terminated. During the three months ended June 30, 2023 and 2022, the Company did not incur any research and development expenses related to this agreement. During the six months ended June 30, 2023 and 2022, the Company recorded $0.4 million and $2.4 million, respectively, of research and development expense related to this agreement.

Intellectual Property Licenses

The Company had a license agreement with the President and Fellows of Harvard College (“Harvard”), entered into in November 2016, for an exclusive, worldwide, royalty-bearing license for certain technologies related to conditioning and mobilization. Under the agreement, the Company was obligated to pay Harvard maintenance fees of $0.1 million annually and to reimburse qualified expenses related to the patents. The Company was also obligated to pay milestone payments of up to $7.4 million for the first two licensed products upon the achievement of certain development and regulatory milestones and to pay royalties on a product-by-product and country-by-country basis on net sales of products licensed under the agreement. In April 2023, this agreement was amended and restated and a portion of the license agreement related to certain conditioning technology was assigned to a third party in connection with the sale of certain conditioning assets of the Company (see Note 6). During the three and six months ended June 30, 2023 and 2022, the Company did not record any expense related to the achievement of these milestones.

In November 2022, the Company entered into a license agreement with ImmunoGen, Inc. (“ImmunoGen”), for an exclusive, worldwide, royalty-bearing license for certain technology related to one of the Company’s conditioning programs. Upon execution of the agreement, the Company made a nonrefundable payment of $4.4 million in partial consideration for the license. Under the agreement, the Company was also obligated to pay milestone payments of up to $125.0 million in the aggregate upon the achievement of certain development, regulatory and sales-based milestones and to pay single-digit royalties on a product-by-product and country-by-country basis on net sales of products licensed under the agreement. Effective December 29, 2022, Michael Vasconcelles, a member of the Company’s board of directors, joined ImmunoGen as Executive Vice President of Research, Development, and Medical Affairs (see Note 12). In April 2023, this license agreement was assigned to a third party in connection with the sale of certain conditioning assets of the Company (see Note 6). During the three and six months ended June 30, 2023, the Company did not record any expense related to the achievement of these milestones.

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Strategic Financial Advisor

In February 2023, the Company entered into an agreement with an advisor to act as the Company’s exclusive strategic financial advisor in connection with a potential strategic transaction including but not limited to an acquisition, merger, business combination or other transaction. Upon the consummation of any such transaction, the Company has agreed to pay the advisor a success fee of 1% of the transaction value with a minimum fee of $1.5 million. During the three and six months ended June 30, 2023, the Company did not record any expense related to this agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2023.

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

11. 401(k) Savings Plan

The Company has a 401(k) available for participating employees who meet certain eligibility requirements. Eligible employees may defer a portion of their salary as defined by the plan. Company contributions to the plan may be made at the discretion of the board of directors of the Company. During the three months ended June 30, 2023, the Company did not record any expense related to this matching contribution. During the six months ended June 30, 2023, the Company recorded less than $0.1 million of expense related to this matching contribution. During the three and six months ended June 30, 2022, the Company recorded $0.1 million of expense related to this matching contribution.

12. Related Parties

Effective December 29, 2022, Michael Vasconcelles, a member of the Company’s board of directors, joined ImmunoGen as Executive Vice President of Research, Development, and Medical Affairs. The Company and ImmunoGen entered into a license agreement in November 2022 (see Note 10) and a Material Transfer and Evaluation Agreement, as amended, in August 2020. During the three months ended June 30, 2023, the Company did not record any expense related to these agreements. During the six months ended June 30, 2023, the Company recorded expense of less than $0.1 million related to these agreements. As of December 31, 2022, amounts on the consolidated balance sheet related to these agreements was $0.1 million which was included in accounts payable and accrued expenses.

Effective March 2018, Amy Lynn Ronneberg, the then serving President of Be The Match BioTherapies, LLC, became a member of the Company’s board of directors and subsequently was appointed Chief Executive Officer of the National Marrow Donor Program/Be The Match (“NMDP/Be The Match”) organization in June 2020. The Company had collaboration agreements with the National Marrow Donor Program (as successor in interest to Be The Match BioTherapies Collection Services, LLC (formerly known as Be The Match BioTherapies, LLC)) which expired in December 2022, and research agreements in 2018 and 2020 with an affiliated organization, Center for International Blood and Marrow Transplant Research for work that has been completed. In addition, in June 2020, the Company entered into a clinical collaboration agreement with NMDP/Be The Match to evaluate the potential utility of MGTA-145 for mobilizing and collecting hematopoietic stem cells from donors in a single day and then using them for allogeneic transplant in patients. Under the terms of this agreement, the Company was obligated to fund up to fifty percent of NMDP/Be The

Magenta Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Match clinical trial costs and provide the trial drugs to be included in research and development expense. The clinical collaboration was discontinued in the first quarter of 2023. During each of the three months ended June 30, 2023 and 2022, the Company recorded expense of less than $0.1 million related to these agreements. During the six months ended June 30, 2023 and 2022, the Company recorded expense of less than $0.1 million and $0.1 million, respectively, related to these agreements. As of December 31, 2022, amounts on the consolidated balance sheet related to these agreements was $0.1 million, which was included in accounts payable and accrued expenses and other current liabilities.

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

At or prior to the effective time of the Merger, the Company will enter into a CVR Agreement with a Rights Agent pursuant to which the Company’s pre-Merger common stockholders will receive one CVR for each outstanding share of common stock held by such stockholder on such date. Each CVR will represent the contractual right to receive a pro rata portion of the proceeds, if any, received by the Company as a result of (i) contingent payments made to the Company, such as milestone, royalty or earnout, when received under any pre-Merger disposition agreements related to the Company’s pre-Merger assets (which includes milestone payments under the April 2023 asset purchase agreements pertaining to the Company's MGTA-145 and MGTA-45 programs and the CD117 antibodies including the clinical antibody that was used with MGTA-117, see Note 6) and (ii) a Magenta asset sale after the effective date of the Merger and prior to December 31, 2023, received within a three-year period following the closing of the Merger. Such proceeds are subject to certain permitted deductions, including for applicable tax payments, certain expenses incurred by the Company or its affiliates, losses incurred or reasonably expected to be incurred by the Company or its affiliates due to a third party proceeding in connection with a disposition and certain wind-down costs.The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. In the event that no such proceeds are received, holders of the CVRs will not receive any payment pursuant to the CVR Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Magenta Therapeutics, Inc. is a biotechnology company previously focused on improving stem cell transplantation. Our drug development pipeline included multiple clinical and preclinical product candidates that were designed to improve stem cell transplant. Our MGTA-117 product candidate was designed as an antibody drug conjugate, or ADC, to deplete CD117-expressing stem cells in the bone marrow in order to make room for subsequently transplanted stem cells or ex vivo gene therapy products. Our second targeted conditioning product candidate, MGTA-45 (formerly known as CD45-ADC), was an ADC designed to selectively target and deplete both stem cells and immune cells and was intended to replace the use of chemotherapy-based conditioning prior to stem cell transplant in patients with blood cancers and autoimmune diseases. Lastly, our MGTA-145 product candidate, in combination with plerixafor, was designed to improve the stem cell mobilization process by which stem cells are mobilized out of the bone marrow and into the bloodstream to facilitate their collection for subsequent transplant back into the body.

In January 2023, we voluntarily paused dosing in our Phase 1/2 clinical trial for MGTA-117 in patients with relapsed/refractory acute myeloid leukemia, or AML, and myelodysplastic syndromes, or MDS, after the last participant dosed in Cohort 3 in the clinical trial experienced a Grade 5 serious adverse event (respiratory failure and cardiac arrest resulting in death) deemed to be possibly related to MGTA-117. This safety event was reported to the U.S. Food and Drug Administration, or FDA, as the study’s third safety event that is of a type referred to as a “Suspected, Unexpected, Serious Adverse Reaction.” The FDA subsequently placed the study on partial clinical hold in February 2023.

In February 2023, after a review of our programs, resources and capabilities, including anticipated costs and timelines, we announced the decision to halt further development of our programs. Specifically, we discontinued the MGTA-117 Phase 1/2 clinical trial in patients with AML and MDS. We discontinued the MGTA-145 Phase 2 stem cell mobilization clinical trial in patients with sickle cell disease, or SCD. Lastly, we stopped incurring certain costs relating to MGTA-45, including manufacturing and costs relating to certain other activities that were intended to support an investigative new drug application, or IND, for MGTA-45. As a result of these decisions, we conducted a corporate restructuring that resulted in a reduction in our workforce by 84%.

Coinciding with the decisions related to our programs and across the portfolio, we announced that we intended to conduct a comprehensive review of strategic alternatives for us and our assets. As part of our strategic review process, we focused on potential strategic alternatives that included, without limitation, an acquisition, merger, business combination or other transaction, as well as strategic transactions regarding our product candidates and related assets, including, without limitation, licensing transactions and asset sales. In April 2023, we sold certain assets, including intellectual property, related to our product candidates MGTA-45, MGTA-145 and the CD117 antibodies, including the clinical antibody that was used with MGTA-117, and we continue to divest and explore strategic alternatives with respect to data, technology and intellectual property rights related to our legacy business that are not in active development and which we do not consider material.

After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on May 2, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Dianthus Therapeutics, Inc., or Dianthus, pursuant to which our wholly-owned subsidiary will merge with and into Dianthus, with Dianthus surviving as our wholly-owned subsidiary, referred to hereinafter as the Merger. The Merger was unanimously approved by our board of directors, and the board resolved to recommend approval of the Merger Agreement to our stockholders. The closing of the Merger is subject to approval by our and Dianthus’ stockholders, as well as other customary closing conditions, including the effectiveness of a registration statement filed with the Securities and Exchange Commission, or SEC, in connection with the transaction and Nasdaq’s approval of the listing of the shares of our common stock to be issued in connection with the transaction. If the Merger is completed, the business of Dianthus will continue as the business of the combined company.

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

At or prior to the effective time of the Merger, we will enter into a Contingent Value Rights Agreement, or CVR Agreement, with a rights agent, or the Rights Agent, pursuant to which our pre-Merger common stockholders will receive one contingent value right, or CVR, for each outstanding share of our common stock held by such stockholder on such date. Each CVR will represent the contractual right to receive payments from the post-closing combined company upon receipt of certain proceeds, if any, derived from consideration paid as a result of the disposition of our pre-Merger legacy assets, net of any indemnity obligations, transaction costs and certain other expenses. The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs subject to certain withholdings for expenses and potential indemnity claims. In the event that no such proceeds are received, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. There can be no assurance that any holders of CVRs will receive any payments with respect thereto.

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

Since our inception in 2015 and until recently, we had focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical studies and clinical trials, including of MGTA-117, MGTA-45 and MGTA-145. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Net losses were $32.5 million for the six months ended June 30, 2023 and $76.5 million for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $434.5 million.

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

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $77.6 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for the next 12 months from the issuance date of this Quarterly Report on Form 10-Q. See “– Liquidity and Capital Resources.”

Impact of the COVID-19 Pandemic

Although the COVID-19 public health emergency officially ended on May 11, 2023 and its immediate impacts have receded, the COVID-19 pandemic, including the emergence of various variants, has caused and could continue to cause significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

The future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are uncertain and cannot be predicted with confidence. These developments may include, without limitation, changes in the actions taken to mitigate the impact of the pandemic, including the adoption, administration and effectiveness of available vaccines, the effect of any restrictions within the Cambridge community or regions in which our partners are located and the direct and indirect economic effects of the pandemic and mitigation measures. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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
•
maintaining a continued acceptable safety profile of the products following approval; and
•
the impact of the COVID-19 pandemic or other health crises on our industry, the healthcare system, and our current and future operations.

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

Restructuring and Other Charges

Restructuring and other charges consist primarily of costs incurred related to the corporate restructuring and the halting of research activities in the first quarter of 2023, including severance and retention as well as lease termination, loss on disposal of property and equipment and impairment of assets held for sale.

Interest and Other Income, Net

Interest and other income, net, consists of interest income and miscellaneous income and expense unrelated to our core operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$139	$11,603	$(11,464)
General and administrative	5,318	6,480	(1,162)
Restructuring and other charges	1,918	—	1,918
Total operating expenses	7,375	18,083	(10,708)
Loss from operations	(7,375)	(18,083)	10,708
Interest and other income, net	4,091	812	3,279
Net loss	$(3,284)	$(17,271)	$13,987

Research and Development Expenses

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$17	$3,942	$(3,925)
Mobilization	48	901	(853)
Unallocated expenses	74	6,760	(6,686)
Total research and development expenses	$139	$11,603	$(11,464)

Expenses related to our conditioning program decreased primarily due to a decrease of $2.0 million in costs related to MGTA-45 and a decrease of $1.9 million in costs related to MGTA-117. The decrease in costs related to MGTA-45 was due to the decision to halt certain activities intended to support an IND, including manufacturing. The decrease in costs related to MGTA-117 was primarily due to the discontinuance of the Phase 1/2 clinical trial in patients with relapsed/refractory AML and MDS. The decrease in expenses in our mobilization program was primarily due to the discontinuance of the MGTA-145 Phase 2 clinical trial in patients with SCD.

The decrease in unallocated expenses was primarily due to decreases in personnel-related costs and facility related costs as a result of the corporate restructuring and the halting of research activities in the first quarter of 2023 and the termination of our Cambridge, Massachusetts lease on March 31, 2023.

General and Administrative Expenses

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$1,008	$3,600	$(2,592)
Professional and consultant	3,434	1,122	2,312
Facility related and other	876	1,758	(882)
Total general and administrative expenses	$5,318	$6,480	$(1,162)

The decrease in personnel-related costs was due primarily to a decrease in headcount and a decrease in stock-based compensation in our general and administrative function as a result of the corporate restructuring in the first quarter of 2023. Personnel-related costs for the three months ended June 30, 2023 and 2022 included stock-based compensation expense of $0.4 million and $1.4 million, respectively. The increase in professional and consultant costs was primarily due to higher legal and consultant costs in connection with the Merger and evaluating our strategic alternatives. The decrease in facility related and other costs was primarily due to the termination of our Cambridge, Massachusetts lease on March 31, 2023.

Restructuring and Other Charges

Restructuring and other charges for the three months ended June 30, 2023 consisted primarily of costs incurred related to our corporate restructuring including severance and retention of $2.0 million.

Interest and Other Income, Net

Interest income and other income, net for the three months ended June 30, 2023 consisted primarily of other income of $3.3 million recorded in connection with our asset sales, including intellectual property, related to our product candidates MGTA-45, MGTA-145 and the CD117 antibodies, including the clinical antibody that was used with MGTA-117, and interest income of $0.9 million. Interest income and other income, net for the three months ended June 30, 2022 consisted primarily of sublease income of $0.6 million and interest income of $0.2 million. The increase in interest income was due to higher interest rates.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$8,134	$28,150	$(20,016)
General and administrative	11,450	13,767	(2,317)
Restructuring and other charges	19,921	—	19,921
Total operating expenses	39,505	41,917	(2,412)
Loss from operations	(39,505)	(41,917)	2,412
Interest and other income, net	7,051	1,696	5,355
Net loss	$(32,454)	$(40,221)	$7,767

Research and Development Expenses

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Direct research and development expenses by program:
Conditioning	$3,395	$10,378	$(6,983)
Mobilization	265	2,033	(1,768)
Unallocated expenses	4,474	15,739	(11,265)
Total research and development expenses	$8,134	$28,150	$(20,016)

Expenses related to our conditioning program decreased primarily due to a decrease of $3.7 million in costs related to MGTA-117 and a decrease of $2.6 million in costs related to MGTA-45. The decrease in costs related to MGTA-117 was primarily due to the discontinuance of the Phase 1/2 clinical trial in patients with relapsed/refractory AML and MDS. The decrease in costs related to MGTA-45 was due to the decision to halt certain activities intended to support an IND, including manufacturing. The decrease in expenses in our mobilization program was primarily due to the discontinuance of the MGTA-145 Phase 2 clinical trial in patients with SCD.

The decrease in unallocated expenses was primarily due to a decrease of $8.3 million in personnel-related costs and a decrease of $2.7 million in facility related costs as a result of the corporate restructuring, the halting of research activities in the first quarter of 2023 and the termination of our Cambridge, Massachusetts lease on March 31, 2023.

General and Administrative Expenses

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$2,816	$7,052	$(4,236)
Professional and consultant	5,879	2,734	3,145
Facility related and other	2,755	3,981	(1,226)
Total general and administrative expenses	$11,450	$13,767	$(2,317)

The decrease in personnel-related costs was due primarily to a decrease in headcount and a decrease in stock-based compensation in our general and administrative function as a result of the corporate restructuring in the first quarter of 2023. Personnel-related costs for the six months ended June 30, 2023 and 2022 included stock-based compensation expense of $0.9 million and $2.8 million, respectively. The increase in professional and consultant costs was primarily due to higher legal and consultant costs in connection with the Merger, evaluating our strategic alternatives and the licensing and sale of assets. The decrease in facility related and other costs was primarily due to the termination of our Cambridge, Massachusetts lease on March 31, 2023.

Restructuring and Other Charges

Restructuring and other charges for the six months ended June 30, 2023 consisted primarily of costs incurred related to the corporate restructuring and the halting of research activities in the first quarter of 2023, including severance and retention of $8.3 million, lease termination of $8.1 million related to the termination of our Cambridge, Massachusetts lease, loss on disposal of property and equipment of $3.3 million, primarily related to leasehold improvements, and impairment of assets held for sale of $0.3 million related to the planned disposition of certain lab equipment.

Interest and Other Income, Net

Interest income and other income, net for the six months ended June 30, 2023 consisted primarily of other income of $3.3 million recorded in connection with our asset sales, including intellectual property, related to our product candidates MGTA-45, MGTA-145 and the CD117 antibodies, including the clinical antibody that was used with MGTA-117, reimbursement of $1.2 million of expenses incurred under current vendor agreements during the exclusivity period prior to the sale of certain conditioning assets, interest income of $1.9 million and sublease income of $0.9 million. Interest income and other income, net for the six months ended June 30, 2022 consisted primarily of sublease income of $1.4 million and interest income of $0.3 million. The increase in interest income was due to higher interest rates.

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

We have a shelf registration statement on Form S-3, or the Shelf, on file with the SEC, which covers the offering, issuance and sale of up to an aggregate of $250.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We also entered into a sales agreement, as amended, with Cowen and Company, LLC, as sales agent to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Shelf, or the ATM Program. The Shelf was declared effective by the SEC on August 12, 2022. Through June 30, 2023, we have sold 1,644,200 shares of our common stock under the ATM Program at a weighted average price per share of $1.82 resulting in net proceeds of $2.8 million after commissions and offering costs. As of June 30, 2023, $247.0 million remained available under the Shelf, including up to $47.0 million available for sale under the ATM Program.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(42,143)	$(36,594)
Net cash provided by (used in) investing activities	45,370	(40,273)
Net cash provided by financing activities	—	49
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,227	$(76,818)

Operating Activities

During the six months ended June 30, 2023, operating activities used $42.1 million of cash, primarily resulting from our net loss of $32.5 million and net cash used by changes in our operating assets and liabilities of $19.6 million, partially offset by non-cash activities of $9.9 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2023 consisted primarily of a decrease of $15.6 million in operating lease liabilities and a decrease of $6.4 million in accounts payable and accrued expenses and other current liabilities, partially offset by a decrease of $2.5 million in prepaid expenses and other current assets. The decrease in operating lease liabilities was primarily due to a payment of $14.8 million in connection with the termination of our Cambridge, Massachusetts sublease in March 2023.

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

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was primarily attributable to net maturities of marketable securities of $40.2 million and proceeds from intangible asset sales of $3.3 million and sale of property and equipment of $2.1 million.

During the six months ended June 30, 2022, net cash used by investing activities was primarily attributable to purchases of marketable securities of $40.1 million.

Financing Activities

During the six months ended June 30, 2023 there were no financing activities.

During the six months ended June 30, 2022, net cash provided by financing activities was less than $0.1 million consisting of proceeds from the issuance of common stock under our Employee Stock Purchase Plan.

Funding Requirements

We currently expect our expenses to decrease in 2023 compared to 2022 due to our decision to halt further development of product candidates and conduct workforce reductions while we explore strategic alternatives, including the Merger. If we decide to resume the development of product candidates, however, we expect our expenses to increase in order to advance preclinical activities and clinical trials for product candidates in development. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $77.6 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for the next 12 months from the issuance date of this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. In addition, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process and the Merger. Because our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.

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

Nasdaq Delisting Notice

As previously disclosed, on January 31, 2023, we received a written notice from the staff of Nasdaq’s Listing Qualifications Department, notifying us that, for the 30 consecutive business day period between December 15, 2022 through January 30, 2023, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given 180 calendar days, or until July 31, 2023, to regain compliance with the Minimum Bid Price Requirement. On July 24, 2023, we applied to transfer of our listing from The Nasdaq Global Market to The Nasdaq Capital Market, which transfer was approved effective August 2, 2023. In connection therewith, we were granted an additional 180-day grace period, or until January 29, 2024, to regain compliance with the Minimum Bid Price Requirement. If we fail to satisfy the continued listing requirements of Nasdaq, such as the Minimum Bid Price Requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and may, among other things, adversely impact our ability to raise additional capital or enter into strategic transactions. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Contractual Obligations and Commitments

During the six months ended June 30, 2023, there were no material changes to our contractual obligations and commitments described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, except as described below.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer (our President, Chief Financial and Operating Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 2, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Dianthus Therapeutics, Inc., or Dianthus, pursuant to which a wholly-owned subsidiary of ours will merge with and into Dianthus, with Dianthus surviving as our wholly-owned subsidiary, referred to hereinafter as the “merger.” At the effective time described in the Merger Agreement, outstanding shares of Dianthus capital stock will be converted into shares of our common stock. Applying the exchange ratio, the former Dianthus securityholders immediately before the merger, including shares purchased in the Dianthus pre-closing financing, are expected to own approximately 77.6% of the aggregate number of shares of our common stock and our securityholders immediately before the merger are expected to own approximately 22.4% of the aggregate number of shares of our common stock, subject to certain assumptions. Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted up or down including, but not limited to, if our net cash as of closing is lower than $59.5 million or greater than $60.5 million. Our management currently anticipates our net cash as of closing will be approximately $65.0 million and the currently estimated ownership percentages reflect this projection. In the event our net cash is below $65.0 million, the exchange ratio will be adjusted such that the number of shares issued to Dianthus’ pre-closing securityholders will be increased, and our stockholders will own a smaller percentage of the combined company following the merger.

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

In general, neither we nor Dianthus is obligated to complete the merger if there is a material adverse effect affecting the other party between May 2, 2023, the date of the Merger Agreement, and the closing of the merger. However, certain types of causes are excluded from the concept of a “material adverse effect.” Such exclusions include but are not limited to changes in general economic or political conditions, industry wide changes, changes resulting from the announcement of the merger, natural disasters, pandemics (including the COVID-19 pandemic), other public health events and changes in U.S. generally accepted accounting principles. Therefore, if any of these events were to occur and adversely affect us or Dianthus, the other party would still be obliged to consummate the closing of the merger notwithstanding such material adverse effect. If any such adverse effects occur and we consummate the closing of the merger, the stock price of the combined company may suffer. This in turn may reduce the value of the merger to the stockholders of our company, Dianthus or both.

If we complete the merger, the combined company will need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations.

On May 2, 2023, Dianthus entered into subscription agreements with certain investors, including existing investors of Dianthus, pursuant to which the investors agreed to purchase, in the aggregate, $70.0 million in shares of common stock and pre-funded warrants of Dianthus immediately prior to the closing of the merger, referred to as the Dianthus pre-closing financing. The closing of the Dianthus pre-closing financing is conditioned upon the satisfaction or waiver of the conditions to the closing of the merger as well as certain other conditions. The shares of Dianthus common stock and Dianthus pre-funded warrants issued in the Dianthus pre-closing financing will result in dilution to all securityholders of the combined company (i.e., both our pre-merger securityholders and former Dianthus securityholders).

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

Our directors and executive officers may have interests in the merger that are different from, or in addition to, the interests of other of our stockholders generally. These interests with respect to our directors and executive officers may include, among others, acceleration of stock option or restricted stock unit vesting, retention bonus payments, extension of exercisability periods of previously issued stock option grants, severance payments if employment is terminated in a qualifying termination in connection with the merger and rights to continued indemnification, expense advancement and insurance coverage. In connection with the merger, each option to purchase shares of Magenta common stock held by Magenta’s directors and executive officers as of the effective time will vest in full upon the closing of the merger and, once vested, such options with an exercise price per share that is equal to or less than $2.00 shall remain outstanding and exercisable until the three-year anniversary of the closing date (or, if earlier, the original expiration date of such option). In addition, all outstanding restricted stock units that vest solely on the basis of time will be accelerated in full as of the effective time, and settled in shares of common stock immediatley prior to the effective time (less a number of shares of common stock equal to the tax withholding obligations). Two members of the Company’s board of directors, Alison F. Lawton and Anne McGeorge, will continue as directors of the combined company after the effective time, and, following the closing of the merger, will be eligible to be compensated as non-employee directors of the combined company.

In addition, certain current members of Dianthus’ board of directors will continue as directors of the combined company after the effective time, and, following the closing of the merger, will be eligible to be compensated as non-employee directors of the combined company pursuant to our non-employee director compensation policy that is expected to remain in place following the effective time.

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

After the completion of the merger, our current stockholders will generally own a smaller percentage of the combined company than their ownership of our company prior to the merger. Immediately after the merger, our stockholders as of immediately prior to the merger are expected to own approximately 22.4% of the outstanding shares of the combined company, former Dianthus securityholders, including shares purchased in the Dianthus pre-closing financing, are expected to own approximately 77.6% of the outstanding shares of the combined company, subject to certain assumptions. Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted up or down including, but not limited to, if our net cash as of closing is lower than $59.5 million or greater than $60.5 million. Our management currently anticipates our net cash as of closing will be approximately $65.0 million and the currently estimated ownership percentages reflect this projection. The Chief Executive Officer of Dianthus will serve as the Chief Executive Officer of the combined company following the completion of the merger.

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

The terms of the Merger Agreement prohibit us from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances. In addition, if we terminate the Merger Agreement under specified circumstances, we could be required to pay Dianthus a termination fee of $13.3 million, plus up to $1.5 million in expense reimbursements. This termination fee may discourage third parties from submitting competing proposals to us or our respective stockholders and may cause our board of directors to be less inclined to recommend a competing proposal.

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

2.1

Agreement and Plan of Merger dated May 2, 2023 by and among the Registrant, Dio Merger Sub, Inc. and Dianthus Therapeutics, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (001-38541) filed with the Securities and Exchange Commission on June 25, 2018).

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

4.4

Amendment No. 1 to Stockholder Rights Agreement, dated as of May 2, 2023, by and between the Registrant and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 3, 2023).

10.1

Form of Company Stockholder Support Agreement, dated as of May 2, 2023, by and among Dianthus Therapeutics, Inc., as the Company, the Registrant and the stockholder party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2023).

10.2

Form of Magenta Stockholder Support Agreement, dated as of May 2, 2023, by and among the Registrant, as the Company, Dianthus Therapeutics, Inc. and the stockholder party thereto (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2023).

10.3

Form of Lock-Up Agreement, dated as of May 2, 2023, by and among the Registrant and the stockholder party thereto (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2023).

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

MAGENTA THERAPEUTICS, INC.

Date: August 3, 2023	By:	/s/ Stephen Mahoney
Stephen Mahoney
President, Chief Financial and Operating Officer (Principal Executive Officer and Principal Financial and Accounting Officer)