Form 10-Q
period 2023-09-30
Dianthus Therapeutics, Inc. /DE/
filed 2023-11-09
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-38541

Dianthus Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-0724163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7 Times Square, 43rd Floor New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (929) 999-4055

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DNTH	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2023, the registrant had 14,817,762 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts included in this quarterly report on Form 10-Q, including, without limitation, statements concerning our plans, objectives, goals, expectations, hopes, beliefs, intentions or strategies and any underlying assumptions regarding the future, our future results of operations and financial position, including the sufficiency of our existing cash resources to fund our operations for as long as anticipated, our liquidity, capital resources, costs and expenses, capital requirements, commitments and contingencies, the development or commercial potential of DNTH103 or any other product candidates, our anticipated preclinical and clinical drug development activities, in particular with respect to DNTH103, and any timelines, developments or results in connection therewith, the efficacy, safety profile, dosing amount or frequency, method of delivery or other potential therapeutic benefits of DNTH103, the receipt or timing of potential regulatory designations, approvals and commercialization of any product candidates and other statements under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical fact are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “project,” “potential,” “possible,” “plan,” “seek,” “contemplate,” or “continue” or the negative of these terms and by similar expressions intended to identify forward-looking statements, but the absence of these terms does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts and are based on our current expectations and beliefs with respect to future events and their potential effects. There can be no assurance that future events affecting us will be those that have been anticipated. Given the significant uncertainties, you should not place undue reliance on these forward-looking statements.

There are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from the forward-looking statements expressed or implied in this quarterly report on Form 10-Q. Such risks, uncertainties and other factors include, among others, the following risks, uncertainties and factors:

•
risks associated with the possible failure to realize certain anticipated benefits of the Reverse Merger (as defined below), including with respect to future financial and operating results;
•
the effect of the completion of the Reverse Merger on our business relationships, operating results and business generally;
•
expectations regarding the strategies, prospects, plans, expectations and objectives of our management for future operations of the Company following the closing of the Reverse Merger;
•
risks associated with our ability to manage expenses and unanticipated spending and costs that could reduce our cash resources;
•
risks related to our ability to correctly estimate our operating expenses and other events;
•
changes in capital resource requirements;
•
our ability to obtain, maintain and protect our intellectual property rights, in particular those related to our product candidates;
•
our ability to advance the development of our product candidates or preclinical activities under the timelines we anticipate in planned and future clinical trials;
•
our ability to replicate in later clinical trials positive results found in preclinical studies and early-stage clinical trials of our product candidates;
•
our ability to realize the anticipated benefits of our research and development programs, strategic partnerships, licensing programs or other collaborations;
•
regulatory requirements or developments, and our ability to obtain necessary approvals from the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities;
•
our ability to manufacture product candidates in conformity with the FDA requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;
•
changes to clinical trial designs and regulatory pathways;
•
competitive responses to the Reverse Merger and developments and projections relating to our expected or existing competitors or industry;
•
unexpected costs, charges or expenses resulting from the Reverse Merger;

ii

•
potential adverse reactions or changes to business relationships resulting from the completion of the Reverse Merger;
•
legislative, regulatory, political and economic developments beyond our control;
•
success in retaining, or changes required in, our officers, key employees or directors;
•
our public securities’ potential liquidity and trading;
•
regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•
our ability to successfully develop and commercialize any technology that we may in-license or products we may acquire;
•
our ability to successfully operate in non-U.S. jurisdictions in which we may choose to do business, including compliance with applicable regulatory requirements and laws;
•
our reliance on third-party contract development and manufacturer organizations to manufacture and supply product candidates;
•
our ability to establish satisfactory pricing and obtain adequate reimbursement from government and third-party payors of products and product candidates that receive regulatory approvals, if any;
•
our ability to successfully commercialize product candidates, if approved, and the rate and degree of market acceptance of such product candidates; and
•
risks related to our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements expressed or implied in this quarterly report on Form 10-Q, including factors disclosed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this quarterly report on Form 10-Q in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and other factors referred to above and elsewhere in this quarterly report on Form 10-Q may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for us to predict all risks. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. Past performance is not indicative of future performance.

Any forward-looking statements contained in this quarterly report on Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this quarterly report on Form 10-Q. Except as required by law, we disclaim any intent to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

Explanatory Note

Unless context otherwise requires, references to “we,” “our,” “us,” “Dianthus,” the “Company,” or the “combined company” in this quarterly report on Form 10-Q refer to Dianthus Therapeutics, Inc. (formerly Magenta Therapeutics, Inc.) after completion of the Reverse Merger (as defined elsewhere in this quarterly report on Form 10-Q), the term “Former Dianthus” refers to Dianthus Therapeutics OpCo, Inc. (formerly Dianthus Therapeutics, Inc.), and the term “Magenta” refers to the Company prior to completion of the Reverse Merger.

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$157,282	$15,365
Short-term investments	32,588	60,125
Receivable from related party	232	4,700
Unbilled receivable from related party	519	938
Prepaid expenses and other current assets	832	905
Total current assets	191,453	82,033
Property and equipment, net	195	142
Right-of-use lease assets	698	814
Other assets and restricted cash	116	121
Total assets	$192,462	$83,110
Liabilities, Convertible Preferred Stock and Stockholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	$1,369	$1,167
Accrued expenses	11,197	6,608
Current portion of deferred revenue - related party	100	100
Current portion of lease liabilities	413	350
Total current liabilities	13,079	8,225
Deferred revenue - related party	745	791
Long-term lease liabilities	257	438
Total liabilities	14,081	9,454
Commitments and contingencies (Note 15)
Convertible preferred stock; par value per share – $0.0001; authorized shares – none and 33,336,283 at September 30, 2023 and December 31, 2022, respectively; issued and outstanding – none and 33,336,282 at September 30, 2023 and December 31, 2022, respectively; liquidation preference – none and $121,500 at September 30, 2023 and December 31, 2022, respectively	—	118,024
Stockholders’ equity/(deficit):
Preferred stock; par value per share – $0.001; authorized shares – 10,000,000 and none at September 30, 2023 and December 31, 2022, respectively; issued and outstanding shares – none	—	—
Common stock; par value per share - $0.001 and $0.0001 at September 30, 2023 and December 31, 2022, respectively; authorized shares – 150,000,000 and 40,000,000 at September 30, 2023 and December 31, 2022, respectively; issued and outstanding shares – 14,817,762 and 875,279 at September 30, 2023 and December 31, 2022, respectively	15	—
Additional paid-in capital	257,230	1,661
Accumulated deficit	(78,860)	(45,868)
Accumulated other comprehensive loss	(4)	(161)
Total stockholders’ equity/(deficit)	178,381	(44,368)
Total liabilities and stockholders’ equity/(deficit)	$192,462	$83,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
License revenue - related party	$924	$1,173	$2,369	$5,242
Operating expenses:
Research and development	7,960	7,218	24,060	19,548
General and administrative	8,723	2,209	13,527	4,706
Total operating expenses	16,683	9,427	37,587	24,254
Loss from operations	(15,759)	(8,254)	(35,218)	(19,012)
Other income/(expense):
Interest income	1,027	416	2,320	505
(Loss)/gain on currency exchange, net	(16)	56	(53)	156
Other expense	(15)	(2)	(41)	(9)
Total other income	996	470	2,226	652
Net loss	$(14,763)	$(7,784)	$(32,992)	$(18,360)
Net loss per share attributable to common stockholders, basic and diluted	$(3.78)	$(8.90)	$(17.40)	$(21.00)
Weighted-average number of common shares outstanding, used in computing net loss per common share, basic and diluted	3,906,886	874,327	1,896,605	874,138
Comprehensive loss:
Net loss	$(14,763)	$(7,784)	$(32,992)	$(18,360)
Other comprehensive income/(loss):
Change in unrealized losses related to available-for-sale debt securities	15	(150)	157	(150)
Total other comprehensive income/(loss)	15	(150)	157	(150)
Total comprehensive loss	$(14,748)	$(7,934)	$(32,835)	$(18,510)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit)

(in thousands, except share data)

(unaudited)

							Accumulated
							Other	Total
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Loss	Equity/(Deficit)
Balance, December 31, 2022	33,336,282	$118,024	875,279	$—	$1,661	$(45,868)	$(161)	$(44,368)
Stock-based compensation expense	—	—	—	—	533	—	—	533
Net loss	—	—	—	—	—	(7,089)	—	(7,089)
Other comprehensive income	—	—	—	—	—	—	104	104
Balance, March 31, 2023	33,336,282	$118,024	875,279	$—	$2,194	$(52,957)	$(57)	$(50,820)
Stock-based compensation expense	—	—	—	—	462	—	—	462
Net loss	—	—	—	—	—	(11,140)	—	(11,140)
Other comprehensive income	—	—	—	—	—	—	38	38
Balance, June 30, 2023	33,336,282	$118,024	875,279	$—	$2,656	$(64,097)	$(19)	$(61,460)
Exercise of common stock options	—	—	2,798	1	4	—	—	5
Conversion of convertible preferred stock to common stock in connection with the Reverse Merger	(33,336,282)	(118,024)	7,269,183	1	118,023	—	—	118,024
Issuance of common stock and pre-funded warrants in the pre-closing financing, net of issuance costs of $4,250	—	—	2,873,988	—	67,750	—	—	67,750
Issuance of common stock to former stockholders of Magenta Therapeutics, Inc. in connection with the Reverse Merger	—	—	3,796,514	—	71,595	—	—	71,595
Adjustment for change in common stock par value in connection with the Reverse Merger	—	—	—	13	(13)	—	—	—
Reverse recapitalization transaction costs	—	—	—	—	(3,964)	—	—	(3,964)
Stock-based compensation expense	—	—	—	—	1,179	—	—	1,179
Net loss	—	—	—	—	—	(14,763)	—	(14,763)
Other comprehensive income	—	—	—	—	—	—	15	15
Balance, September 30, 2023	—	$—	14,817,762	$15	$257,230	$(78,860)	$(4)	$178,381

Balance, December 31, 2021	10,329,265	$21,348	875,279	$—	$143	$(17,392)	$—	$(17,249)
Stock-based compensation expense	—	—	—	—	65	—	—	65
Net loss	—	—	—	—	—	(4,881)	—	(4,881)
Balance, March 31, 2022	10,329,265	$21,348	875,279	$—	$208	$(22,273)	$—	$(22,065)
Issuance of convertible preferred stock, net of issuance costs of $3,324	23,007,017	96,676	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	279	—	—	279
Net loss	—	—	—	—	—	(5,695)	—	(5,695)
Balance, June 30, 2022	33,336,282	$118,024	875,279	$—	$487	$(27,968)	$—	$(27,481)
Stock-based compensation expense	—	—	—	—	661	—	—	661
Net loss	—	—	—	—	—	(7,784)	—	(7,784)
Other comprehensive loss	—	—	—	—	—	—	(150)	(150)
Balance, September 30, 2022	33,336,282	$118,024	875,279	$—	$1,148	$(35,752)	$(150)	$(34,754)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,992)	$(18,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	47	19
Stock-based compensation expense	2,174	1,005
Accretion of discount on short-term investments	(896)	(204)
Amortization of right-of-use lease assets	205	79
Changes in operating assets and liabilities:
Receivable from related party	4,468	(1,083)
Unbilled receivable from related party	419	(1,927)
Prepaid expenses and other current assets	2,546	(862)
Other assets	10	(49)
Accounts payable, accrued expenses and lease liabilities	(942)	249
Deferred revenue - related party	(46)	914
Net cash used in operating activities	(25,007)	(20,219)
Cash flows from investing activities:
Capital expenditures	(100)	(110)
Purchases of short-term investments	(31,195)	(47,044)
Proceeds from maturities of short-term investments	59,785	—
Net cash provided by/(used in) investing activities	28,490	(47,154)
Cash flows from financing activities:
Proceeds from exercise of stock options	5	—
Proceeds from the pre-closing financing	72,000	—
Payment of issuance costs in connection with pre-closing financing	(50)	—
Cash acquired in connection with the reverse recapitalization	69,738	—
Payment of reverse recapitalization transaction costs	(3,254)	—
Proceeds from issuance of promissory notes payable to related party	377	—
Repayment of promissory notes payable to related party	(377)	—
Proceeds from issuance of Series A convertible preferred stock	—	100,000
Payment of issuance costs for Series A convertible preferred stock	—	(3,324)
Net cash provided by financing activities	138,439	96,676
Increase in cash, cash equivalents and restricted cash	141,922	29,303
Cash, cash equivalents and restricted cash, beginning of period	15,425	7,638
Cash, cash equivalents and restricted cash, end of period	$157,347	$36,941
Supplemental Disclosure
Cash and cash equivalents	$157,282	$36,881
Restricted cash	65	60
Total cash, cash equivalents and restricted cash	$157,347	$36,941
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Issuance costs in connection with pre-closing financing included in accrued expenses	$4,200	$—
Transaction costs related to reverse recapitalization included in accounts payable and accrued expenses	$710	$—
Conversion of convertible preferred stock into common stock	$118,024	$—
Additions to right-of-use lease assets from new operating lease liabilities	$89	$931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise stated)

1. Organization, Description of Business and Liquidity

Business

Dianthus Therapeutics, Inc. (formerly Magenta Therapeutics, Inc.) (the “Company” or “Dianthus”) is a clinical-stage biotechnology company focused on developing next-generation complement therapeutics for patients with severe autoimmune and inflammatory diseases. The Company’s corporate headquarters are in New York, New York.

Currently, the Company is devoting substantially all efforts and resources toward product research and development of its product candidates. The Company has incurred losses from operations and negative operating cash flows since its inception. There can be no assurance that its research and development programs will be successful, that products developed, if any, will obtain necessary regulatory approval, or that any approved product, if any, will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its key employees, consultants, and advisors.

Reverse Merger and Pre-Closing Financing

On September 11, 2023, the Company completed its business combination with Dianthus Therapeutics, OpCo Inc. (formerly Dianthus Therapeutics, Inc.) (“Former Dianthus”) in accordance with the terms of the Agreement and Plan of Merger, dated as of May 2, 2023 (the “Merger Agreement”), by and among the Company, Dio Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Former Dianthus, pursuant to which, among other matters, Merger Sub merged with and into Former Dianthus, with Former Dianthus surviving as a wholly owned subsidiary of the Company (the “Reverse Merger”). In connection with the completion of the Reverse Merger, the Company changed its name from “Magenta Therapeutics, Inc.” to “Dianthus Therapeutics, Inc.,” and the business conducted by the Company became primarily the business conducted by Former Dianthus. Unless context otherwise requires, references herein to “Dianthus,” the “Company,” or the “combined company” refer to Dianthus Therapeutics, Inc. (formerly Magenta Therapeutics, Inc.) after completion of the Reverse Merger, the term “Former Dianthus” refers to Dianthus Therapeutics OpCo, Inc. (formerly Dianthus Therapeutics, Inc.), and the term “Magenta” refers to the Company prior to completion of the Reverse Merger. The Company was incorporated in June 2015 and Former Dianthus was incorporated in May 2019.

Immediately prior to the effective time of the Reverse Merger, the Company effected a 1-for-16 reverse stock split of its common stock (the “Reverse Stock Split”). Unless noted otherwise, all references herein to share and per share amounts reflect the Reverse Stock Split.

At the effective time of the Reverse Merger, the Company issued an aggregate of 11,021,248 shares of Company common stock to the Former Dianthus stockholders, based on the exchange ratio of approximately 0.2181 shares of Company common stock for each share of Former Dianthus common stock, including those shares of Former Dianthus common stock issued upon the conversion of Former Dianthus preferred stock and those shares of the Former Dianthus common stock issued in the pre-closing financing (as defined below), resulting in 14,817,762 shares of Company common stock being issued and outstanding following the effective time of the Reverse Merger.

At the effective time of the Reverse Merger, the 2019 Stock Plan (as discussed in Note 12) was assumed by the Company, and each outstanding and unexercised option to purchase shares of Former Dianthus common stock immediately prior to the effective time of the Reverse Merger was assumed by the Company and converted into an option to purchase shares of Company common stock, with necessary adjustments to the number of shares and exercise price to reflect the exchange ratio, and each outstanding and unexercised warrant to purchase shares of Former Dianthus common stock immediately prior to the effective time of the Reverse Merger (including the Former Dianthus pre-funded warrants sold in the pre-closing financing) was converted into a warrant to purchase shares of Company common stock, with necessary adjustments to the number of shares and exercise price to reflect the exchange ratio.

The Reverse Merger was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under this method of accounting, Former Dianthus was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the expectation that, immediately following the Reverse Merger: (i) Former Dianthus’ stockholders own a substantial majority of the voting rights in the combined company; (ii) Former Dianthus’ largest stockholders retain the largest interest in the combined company; (iii) Former Dianthus designated a majority (six of eight) of the initial members of the board of directors of the combined company; and (iv) Former Dianthus’ executive management team became the management team of the combined company. Accordingly, for accounting purposes: (i) the Reverse Merger was treated as the equivalent of Former Dianthus issuing stock to acquire the net assets of Magenta; (ii) the net assets of Magenta are recorded at their acquisition-date fair value in the unaudited condensed consolidated financial statements of Former Dianthus and (iii) the reported historical operating results of the combined company prior to the Reverse Merger are those of Former Dianthus. Additional information regarding the Reverse Merger is included in Note 3. Historical common share figures of Former Dianthus have been retroactively restated based on the exchange ratio of approximately 0.2181.

On September 11, 2023, prior to the effective time of the Reverse Merger, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent, pursuant to which pre-Reverse Merger holders of Magenta common stock received one non-transferable contingent value right (each, a “CVR”) for each outstanding share of Magenta common stock held by such stockholder immediately prior to the effective time of the Reverse Merger on September 11, 2023. Subject to, and in accordance with, the terms and conditions of the CVR Agreement, each CVR represents the contractual right to receive a pro rata portion of the proceeds, if any, received by the Company as a result of (i) contingent payments made to the Company, such as milestone, royalty or earnout, when received under any pre-Reverse Merger disposition agreements related to Magenta’s pre-Reverse Merger assets and (ii) the Company’s sale of assets after the effective date of the Reverse Merger and prior to December 31, 2023, in each case, received within a three-year period following the closing of the Reverse Merger. As of September 30, 2023, no payments have been received under the CVR Agreement.

Concurrently with the execution and delivery of the Merger Agreement, and in order to provide Former Dianthus with additional capital for its development programs, Former Dianthus entered into a subscription agreement, as amended (the “Subscription Agreement”), with certain investors named therein (the “Investors”), pursuant to which, subject to the terms and conditions of the Subscription Agreement, immediately prior to the effective time of the Reverse Merger, Former Dianthus issued and sold, and the Investors purchased, (i) 2,873,988 shares of Former Dianthus common stock and (ii) 210,320 pre-funded warrants, exercisable for 210,320 shares of Former Dianthus common stock, at a purchase price of approximately $23.34 per share or $23.34 per warrant, for an aggregate purchase price of approximately $72.0 million (the “pre-closing financing”).

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on its key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing and compliance with government regulations. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate recurring product revenue or achieve profitability.

The Company’s potential product candidates that are in development require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if its product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales.

Liquidity

In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”):

•
Since its inception, the Company has funded its operations primarily with outside capital and has incurred significant recurring losses, including net losses of $33.0 million and $18.4 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, the Company had an accumulated deficit of $78.9 million as of September 30, 2023;
•
The Company expects to continue to incur significant recurring losses and rely on outside capital to fund its operations for the foreseeable future; and
•
As of the issuance date, the Company expects that its existing cash, cash equivalents and short-term investments on hand as of the issuance date will be sufficient to fund its obligations as they become due for at least twelve months beyond the issuance date. The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for its existing product candidate and any future product candidates to support commercialization and providing general and administrative support for its operations, including the costs associated with operating as a public company.

In the event the Company is unable to secure additional outside capital, management will be required to seek other alternatives which may include, among others, a delay or termination of clinical trials or the development of its product candidates, temporary or permanent curtailment of the Company’s operations, a sale of assets, or other alternatives with strategic or financial partners.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the nine months ended September 30, 2023 and 2022 have been prepared in conformity with U.S. GAAP, for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Former Dianthus’ audited financial statements as of and for the years ended December 31, 2022 and 2021, included as Exhibit 99.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 12, 2023 (as amended on September 21, 2023). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ materially from those estimates.

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates including the following: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Significant estimates are used in the following areas, among others: the recognition of research and development expense, stock-based compensation expense and revenue recognition.

Cash and Cash Equivalents

All short-term, highly liquid investments with original maturities of 90 days or less are considered to be cash and cash equivalents. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents are valued at cost, which approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. The Company regularly maintains deposits in accredited financial institutions in excess of federally insured limits. The Company invests its excess cash primarily in money market funds, U.S. treasury securities and U.S. government agency securities in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company has not experienced any realized losses related to its cash, cash equivalents and short-term investments and management believes the Company is not exposed to significant risks of losses.

As of September 30, 2023 and December 31, 2022, the Company held cash deposits at Silicon Valley Bank (“SVB”) in excess of government insured limits. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation was appointed as receiver. No losses were incurred by the Company on deposits that were held at SVB. Management believes that the Company is not currently exposed to significant credit risk as the vast majority of the Company’s deposits were either owned directly by the Company and held in custody at a third-party financial institution or, subsequent to March 10, 2023, have been transferred to a third-party financial institution. The Company does not currently have any other significant relationships with SVB.

Short-term Investments

Short-term investments consist of investments in U.S. treasury and U.S. government agency securities. Management of the Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its short-term investments as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and reports them at fair value in short-term investments with unrealized gains and losses reported as a component of accumulated other comprehensive income loss on the unaudited condensed consolidated balance sheet. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest income based on the specific identification method.

Effective January 1, 2023, when the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. Credit losses are recognized through the use of an allowance for credit losses account in the unaudited condensed consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. There were no credit losses recorded during the three and nine months ended September 30, 2023.

Additional information regarding short-term investments is included in Note 4.

Receivable from Related Party and Unbilled Receivable from Related Party

The receivable from related party and unbilled receivable from related party results from option and license agreements with Zenas BioPharma Limited (“Zenas”), a related party. See Notes 13 and 16 for more information. The receivable represents amounts earned and billed to Zenas but not yet collected while unbilled receivable represents amounts earned but not yet billed to Zenas. The receivable and unbilled receivable are reported at net realizable value. The Company regularly evaluates the creditworthiness of Zenas and their financial condition and does not require collateral from Zenas. As of September 30, 2023 and December 31, 2022, no allowance for doubtful accounts was recorded as all accounts were considered collectible.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives of three years for computer equipment and five years for furniture and fixtures. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned, and the related accumulated depreciation are eliminated from the accounts and any gains or losses are recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss of the respective period.

Leases

Operating leases are accounted for in accordance with ASU 2016-02, Leases, as amended (“ASC 842”). Right-of-use lease assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company’s leases do not provide an implicit rate, management used the Company’s incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The right-of-use asset is based on the measurement of the lease liability and includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. Rent expense for operating leases is recognized on a straight-line basis over the lease term. The Company does not have any leases classified as finance leases. Management have elected the practical expedient to exclude short-term leases from right-of-use assets and lease liabilities.

The Company’s leases do not have significant rent escalation, holidays, concessions, material residual value guarantees, material restrictive covenants or contingent rent provisions. The Company’s leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs), which are accounted for as a single lease component as management have elected the practical expedient to group lease and non-lease components for all leases.

Additional information and disclosures required under ASC 842 are included in Note 9.

Restricted Cash

In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, restricted cash is included as a component of cash, cash equivalents and restricted cash in the accompanying unaudited condensed consolidated statements of cash flows. Restricted cash serves as collateral for a letter of credit securing office space. Restricted cash is recorded within other assets and restricted cash line item in the accompanying unaudited condensed consolidated balance sheet.

Fair Value Measurements

The Company calculates the fair value of assets and liabilities that qualify as financial instruments and includes additional information in the notes to the financial statements when the fair value is different than the carrying value of these financial instruments.

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect management’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality.

The three levels of the fair value hierarchy are described below:

•
Level 1 - Quoted prices in active markets for identical assets or liabilities.
•
Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar valuation techniques that use significant unobservable inputs.

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Management has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The Company’s valuation techniques for its Level 2 financial assets included using quoted prices for similar assets in active markets and quoted prices for similar assets in markets that are not active.

The estimated fair value of receivable from related party, unbilled receivable from related party, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments.

Additional information regarding fair value measurements is included in Note 7.

Convertible Preferred Stock

Convertible preferred stock is recorded at its original issuance price, less direct and incremental offering costs, as stipulated by its terms. The Company has applied the guidance in ASC 480-10-S99, Distinguishing Liabilities from Equity-Overall-SEC Materials, and has therefore classified the convertible preferred stock outside of stockholders’ equity/(deficit) in the accompanying unaudited condensed consolidated balance sheet. In September 2023, all outstanding shares of convertible preferred stock were converted into common shares immediately prior to the effective time of the Reverse Merger. Additional information and disclosures are included in Note 11.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer (“CEO”). The Company operates as a single operating segment and has one reportable segment.

License Revenue – Related Party

To date, the Company’s only revenue has been attributable to an upfront payment and cost reimbursements under the Company’s license agreement with Zenas. The Company has not generated any revenue from product sales and does not expect to generate any revenue from product sales for the foreseeable future.

The Company recognizes revenue pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the performance obligation is satisfied.

The Company evaluates the performance obligations promised in a contract that are based on goods and services that will be transferred to the customer and determine whether those obligations are both (i) capable of being distinct and (ii) distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, the Company applies judgment to determine whether promised goods and services are both capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations.

The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential transaction price and the likelihood that the transaction price will be received. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. The Company then allocates the transaction price to each performance obligation and recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities.

Additional information and disclosures required under ASC 606 are included in Note 13.

Research and Development Costs

Research and development expenses are recorded as expense, as incurred. Research and development expenses consists of (i) costs to engage contractors who specialize in the development activities of the Company; (ii) external research and development costs incurred under arrangements with third parties, such as contract research organizations and consultants; and (iii) costs associated with preclinical activities and regulatory operations.

The Company enters into consulting, research, and other agreements with commercial firms, researchers, and others for the provision of goods and services. Under such agreements, the Company may pay for services on a monthly, quarterly, project or other basis. Such arrangements are generally cancelable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided by the service providers and vendors, whereas payments are dictated by the terms of each agreement. As such, depending on the timing of payment relative to the receipt of goods or services, management may record either prepaid expenses or accrued services. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company.

Patent costs

Patent costs are expensed as incurred and recorded within general and administrative expenses.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of September 30, 2023 and December 31, 2022, the Company did not have any material uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock, to be recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on their fair values. All of the stock-based awards are subject only to service-based vesting conditions. Management estimates the fair value of the stock option awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the fair value of the Company’s common stock, (b) the expected stock price volatility, (c) the calculation of expected term of the award, (d) the risk-free interest rate and (e) expected dividends. Management estimates the fair value of the restricted stock awards using the fair value of the Company’s common stock. Forfeitures are recognized as they are incurred.

Prior to the Reverse Merger, management utilized valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, to estimate the fair value of Former Dianthus common stock. Each valuation methodology included estimates and assumptions that required management’s judgment. These estimates and assumptions included objective and subjective factors, including external market conditions, the prices at which Former Dianthus sold shares of convertible preferred stock, the superior rights and preferences of the convertible preferred stock senior to Former Dianthus common stock at the time, and a probability analysis of various liquidity events, such as a public offering or sale of Former Dianthus, under differing scenarios. Changes to the key assumptions used in the valuations could have resulted in materially different fair values of Former Dianthus common stock at each valuation date. Following the Reverse Merger, the fair value of the Company’s common stock is based on the closing stock price on the date of grant as reported on the Nasdaq Capital Market.

Due to a lack of company-specific historical and implied volatility data, management bases its estimate of expected volatility on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. Management believes the group selected has sufficiently similar economic and industry characteristics and includes companies that are most representative of the Company.

Management uses the simplified method, as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term. The risk-free interest rate is based on observed interest rates appropriate for the term of the awards. The dividend yield assumption is based on history and expectation of paying no dividends.

Compensation expense related to stock-based awards is calculated on a straight-line basis by recognizing the grant date fair value, over the associated service period of the award, which is generally the vesting term.

Additional information regarding share-based compensation is included in Note 12.

Comprehensive Loss

The only component of comprehensive loss other than net loss is change in unrealized losses related to available-for-sale debt securities.

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders are calculated in conformity with the two-class method required for participating securities. Convertible preferred stock is a participating security in distributions of the Company. The net loss attributable to common stockholders is not allocated to the convertible preferred shares as the holders of convertible preferred shares do not have a contractual obligation to share in losses. Under the two-class method, basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. The weighted-average number of shares of common stock outstanding used in the basic net loss per share calculation does not include unvested restricted common stock as these shares are considered contingently issuable shares until they vest.

Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, stock options and unvested restricted common stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For all periods presented, basic and diluted net loss per share were the same, as any additional share equivalents would be anti-dilutive.

Additional information is included in Note 14.

Recently Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments for the fiscal year beginning January 1, 2023 using the modified retrospective approach, and no cumulative effect adjustment to accumulated deficit was needed as of the adoption date. Additionally, no prior period amounts were adjusted. The new standard adjusts the accounting for assets held at amortized cost basis, including short-term investments accounted for as available-for-sale, and receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

3. Reverse Merger

As described in Note 1, Merger Sub merged with and into Former Dianthus, with Former Dianthus surviving as a wholly owned subsidiary of the Company on September 11, 2023. The Reverse Merger was accounted for as a reverse asset acquisition accounted for as a reverse recapitalization in accordance with U.S. GAAP with Former Dianthus as the accounting acquirer of Magenta. At the effective time of the Reverse Merger, substantially all of the assets of Magenta consisted of cash and cash equivalents, marketable securities, as well as other nominal non-operating assets. Under such reverse recapitalization accounting, the assets and liabilities of Magenta were recorded at their fair value in Magenta’s financial statements at the effective time of the Merger, which approximated book value due to the short-term nature. No goodwill or intangible assets were recognized. Consequently, the unaudited condensed consolidated financial statements of the Company reflect the operations of Former Dianthus for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of Magenta, the legal acquirer, and a recapitalization of the equity of Former Dianthus, the accounting acquirer.

As part of the recapitalization, the Company obtained the assets and liabilities listed below:

Cash and cash equivalents	$69,738
Other current assets	2,473
Accrued liabilities	(616)
Net assets acquired	$71,595

The Company incurred $0.5 million in stock-based compensation expense as a result of the acceleration of vesting of stock options and restricted share units for certain former employees of Magenta at the time of the Reverse Merger. Of this amount, $0.2 million was recorded in the research and development expenses line item and $0.3 million was recorded in the general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the each of the three and nine months ended September 30, 2023. Additionally, the Company incurred transaction costs of $4.0 million, and this amount was recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated statements of convertible preferred stock and stockholders’ equity/(deficit) for the three and nine months ended September 30, 2023.

With respect to the CVRs issued in connection with the Reverse Merger, the Company believes that the achievement of the milestones outlined in the CVR Agreement are highly susceptible to factors outside the Company's influence that are not expected to be resolved for a long period of time, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the buyers of such assets and are based on the buyers of such assets progressing the in-process research and development assets into clinical trials, and in the case of one of the agreements, to a regulatory milestone. If the Company were to record a receivable for such contingent payments, it would also record a corresponding liability. As of September 30, 2023, no receivables are recorded on the balance sheet relating to such contingent payments.

4. Short-Term Investments

The following table provides a summary of short-term investments:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale, short-term investments:
U.S. treasury securities	$25,656	$2	$(1)	$25,657
U.S. government agency securities	6,930	2	(1)	6,931
Total available-for-sale, short-term investments	$32,586	$4	$(2)	$32,588

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale, short-term investments:
U.S. treasury securities	$47,630	$3	$(122)	$47,511
U.S. government agency securities	12,656	—	(42)	12,614
Total available-for-sale, short-term investments	$60,286	$3	$(164)	$60,125

5. Prepaid Expenses and Other Current Assets

The following table provides a summary of prepaid expenses and other current assets:

	September 30, 2023	December 31, 2022
Prepaid materials, supplies and research and development services	$337	$820
Prepaid subscriptions, software and other administrative services	475	53
Prepaid insurance	20	32
Prepaid expenses and other current assets	$832	$905

6. Property and Equipment

The following table provides a summary of property and equipment:

	September 30, 2023	December 31, 2022
Computer equipment	$231	$131
Furniture and fixtures	41	41
Subtotal	272	172
Less: accumulated depreciation	(77)	(30)
Property and equipment, net	$195	$142

Depreciation expense was $19 thousand and $47 thousand in the three and nine months ended September 30, 2023, respectively, and $6 thousand and $19 thousand in the three and nine months ended September 30, 2022, respectively.

7. Fair Value of Financial Instruments

The following table provides a summary of financial assets measured at fair value on a recurring basis:

	Fair Value at
Description	September 30, 2023	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$154,549	$154,549	$—	$—
Short-term investments:
U.S. treasury securities	25,657	25,657	—	—
U.S. government agency securities	6,931	—	6,931	—
Total assets measured at fair value	$187,137	$180,206	$6,931	$—

	Fair Value at
	December 31,
Description	2022	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$11,846	$11,846	$—	$—
U.S. government agency securities	1,999	—	1,999	—
Short-term investments:
U.S. treasury securities	20,775	20,775	—	—
U.S. government agency securities	39,350	26,736	12,614	—
Total assets measured at fair value	$73,970	$59,357	$14,613	$—

There have been no transfers between levels for the nine months ended September 30, 2023 or the year ended December 31, 2022.

8. Accrued Expenses

The following table provides a summary of accrued expenses:

	September 30, 2023	December 31, 2022
Accrued external research and development	$1,001	$4,329
Accrued compensation	4,429	2,084
Accrued issuance costs in connection with pre-closing financing	4,200	—
Accrued transaction costs related to reverse recapitalization	419	—
Accrued professional fees	667	162
Other accrued expenses	481	33
Accrued expenses	$11,197	$6,608

9. Leases

The Company leases space under operating leases for administrative offices in New York, New York, and Waltham, Massachusetts and wet laboratory space in Watertown, Massachusetts. The Company also leased office space under operating leases, which had a non-cancelable lease term of less than one year and, therefore, management elected the practical expedient to exclude these short-term leases from right-of-use assets and lease liabilities.

The following table provides a summary of the components of lease costs and rent:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$88	$66	$263	$110
Variable lease cost	7	1	20	4
Short-term lease cost	—	6	—	34
Total operating lease costs	$95	$73	$283	$148

The Company recorded operating lease costs of $95 thousand and $283 thousand within the general and administrative expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023, respectively. The Company recorded operating lease costs of $73 thousand and $148 thousand within the general and administrative expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022, respectively.

Maturities of operating lease liabilities, which do not include short-term leases, as of September 30, 2023, are as follows:

2023 (remaining 3 months)	$102
2024	417
2025	222
Total undiscounted operating lease payments	741
Less: imputed interest	(71)
Present value of operating lease liabilities	$670

Balance sheet classification:
Current portion of lease liabilities	$413
Long-term lease liabilities	257
Total operating lease liabilities	$670

The weighted-average remaining term of operating leases was 22 months and the weighted-average discount rate used to measure the present value of operating lease liabilities was 10.6% as of September 30, 2023.

10. Common Stock

At the effective time of the Reverse Merger on September 11, 2023, the Company issued an aggregate of 11,021,248 shares of Company common stock to the Former Dianthus stockholders, based on the exchange ratio of approximately 0.2181 shares of Company common stock for each share of Former Dianthus common stock, including those shares of Former Dianthus common stock issued upon the conversion of Former Dianthus preferred stock and those shares of the Former Dianthus common stock issued in the pre-closing financing, resulting in 14,817,762 shares of Company common stock being issued and outstanding immediately following the effective time of the Reverse Merger.

As of September 30, 2023 and December 31, 2022, the Company was authorized to issue up to 150,000,000 shares of $0.001 par value of Company common stock and 40,000,000 shares of $0.0001 par value of Company common stock, respectively. As of September 30, 2023 and December 31, 2022, the Company had issued and outstanding shares of 14,817,762 and 875,279, respectively.

Each share of Company common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through September 30, 2023.

The Company had the following shares of Company common stock reserved for future issuance as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Conversion of convertible preferred stock	—	7,269,183
Issuance of common stock upon exercise of stock options	1,772,179	1,273,454
Equity awards available for grant under stock awards	767,454	414,679
Shares available for issuance under the Employee Stock Purchase Plan	37,078	—
Issuance of common stock upon exercise of warrants	214,997	4,677
Total common stock reserved for future issuance	2,791,708	8,961,993

11. Preferred Stock and Convertible Preferred Stock

Preferred Stock

As of September 30, 2023, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001. As of September 30, 2023, no shares of preferred stock were issued and outstanding.

Convertible Preferred Stock

On September 11, 2023, the Company completed the Reverse Merger with Former Dianthus in accordance with the Merger Agreement. Under the terms of the Merger Agreement, immediately prior to the effective time of the Reverse Merger, each share of Former Dianthus convertible preferred stock was converted into a share of Former Dianthus common stock. At closing of the Reverse Merger, the Company issued an aggregate of 7,269,183 shares of its common stock to Former Dianthus convertible preferred stockholders, based on the exchange ratio of approximately 0.2181 shares of Company common stock for each share of Former Dianthus common stock outstanding immediately prior to the Reverse Merger.

The authorized, issued and outstanding shares of the convertible preferred stock and liquidation preferences of Former Dianthus as of December 31, 2022 were as follows:

	Issued Dates	Authorized Shares	Shares Issued and Outstanding	Per Share Liquidation Preference	Aggregate Liquidation Amount	Proceeds (Net of Issuance Costs)
Series Seed 1 Convertible Preferred Stock	July 2019, April 2020 and December 2020	6,500,000	6,500,000	$1.000	$6,500	$6,436
Series Seed 2 Convertible Preferred Stock	May 2021	3,829,266	3,829,265	$3.9172	15,000	14,912
Series A Convertible Preferred Stock	April 2022	23,007,017	23,007,017	$4.3465	100,000	96,676
Total Convertible Preferred Stock		33,336,283	33,336,282		$121,500	$118,024

12. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Company grants stock-based awards under the Amended and Restated Dianthus Therapeutics, Inc. Stock Option and Incentive Plan (the “2018 Incentive Plan”), which originally became effective on June 19, 2018 as the Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan and was amended and restated in September 2023 and renamed the Amended and Restated Dianthus Therapeutics, Inc. Stock Option and Incentive Plan. The 2018 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights. In connection with the Reverse Merger, the 2018 Incentive Plan also provides for the assumption of shares remaining available for delivery under the 2019 Stock Plan (as defined below), and such shares will be available for the granting of awards under the 2018 Incentive Plan in accordance with applicable stock exchange requirements. The Company also has outstanding stock options under the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan, as amended (the “2016 Plan”), but is no longer granting awards under the 2016 Plan.

Following the Reverse Stock Split effected on September 11, 2023, and after adjustments for the assumption of shares available under the 2019 Stock Plan, the number of shares reserved for issuance under the 2018 Incentive Plan is equal to 1,039,611 shares of the Company’s common stock. The 2018 Incentive Plan provides that the number of shares reserved and available for issuance under the 2018 Incentive Plan will automatically increase each January 1 beginning with January 1, 2024 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors or compensation committee of the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Shares of common stock underlying any awards under the 2018 Incentive Plan and the 2016 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) will be available for future awards under the 2018 Incentive Plan. As of September 30, 2023, 767,454 shares of the Company’s common stock were available for issuance under the 2018 Incentive Plan.

The 2018 Incentive Plan is administered by either the board of directors or the compensation committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the administrator, except that the term of stock options and stock appreciation rights may not be greater than ten years (or five years for certain incentive stock options). Awards typically vest over 12 months to four years. The exercise price for stock options granted may not be less than the fair value of common stock as of the date of grant (or 110% of the fair value of common stock for certain incentive stock options). The fair value of common stock is based on quoted market prices.

2019 Stock Plan

In July 2019, Former Dianthus’ Board of Directors adopted, and the Former Dianthus’ stockholders approved, the Dianthus Therapeutics, Inc. 2019 Stock Plan (the “2019 Stock Plan”). In connection with the Reverse Merger, the Company assumed options to purchase shares of Former Dianthus’s common stock that were outstanding under the 2019 Stock Plan immediately prior to the Reverse Merger and such options were converted into options to purchase 1,486,408 shares of Company’s common stock (the “Assumed Options”). No further awards will be made under the 2019 Stock Plan; however, the Assumed Options will remain outstanding under the 2019 Stock Plan in accordance with their terms, as adjusted to reflect the Reverse Merger.

2019 Employee Stock Purchase Plan

Employees may elect to participate in the Magenta Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. The six-month offering periods previously began in December and June of each year. Offerings under the ESPP were suspended in May 2023. During the nine months ended September 30, 2023, there were no shares of common stock purchased under the ESPP. During the nine months ended September 30, 2022, 3,106 shares of common stock were purchased under the ESPP at a purchase price per share of $15.84. As of September 30, 2023, 37,078 shares remained available for issuance under the ESPP.

The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1 through January 1, 2029, by the lesser of (i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 1,000,000 shares and (iii) such number of shares as determined by the Company’s board of directors or its appointed administrator. The number of shares reserved for issuance under the ESPP did not increase on January 1, 2023.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Number of stock options outstanding	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)
Balance at January 1, 2023	529,773	$94.59	8.2	$—
Assumption of options in connection with the Reverse Merger	1,273,454	7.95		177
Options granted, fair value of $10.86 per share	440,041	12.31		159
Options exercised	(2,798)	1.66		46
Options forfeited	(468,291)	68.14		397
Balance at September 30, 2023	1,772,179	$19.04	8.0	$7,763
Exercisable options at September 30, 2023	699,237	$33.25	6.5	$2,949
Unvested options at September 30, 2023	1,072,942	$9.78	8.9	$4,814

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the common stock for those options that had exercise prices lower than the fair value of the common stock.

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2023 was $10.86 per share.

The table below summarizes the assumptions used to determine the grant-date fair value of stock options issued, presented on a weighted average basis during the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Risk-free interest rate	3.9%	3.1%
Expected term (in years)	6.0	5.9
Expected volatility	86.4%	87.3%
Expected dividend yield	0.0%	0.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2023:

	Number of units outstanding	Weighted average grant date fair value per share

Balance at January 1, 2023	16,084	$70.09
Restricted share units granted	7,696	8.80
Restricted share units vested	(6,495)	68.96
Restricted share units forfeited	(17,285)	43.22
Balance at September 30, 2023	—	$—

Restricted Stock

In April 2020, Former Dianthus executed a restricted stock award agreement with a consultant to purchase 3,052 shares of common stock at an exercise price of $0.14 per share. The restricted stock award vests over a four-year requisite service period, with 25% vesting on the first anniversary of the vesting commencement date and 2.0833% per month thereafter. The agreement contains restrictions on the ability to sell, assign or pledge the shares awarded. The restricted stock agreement contains a right of repurchase whereby, at the election of the Company, the Company may purchase back all unvested stock should the relationship between the recipient and the Company cease. The fair value of the restricted stock award on the date of the award was $0.14 per share.

Former Dianthus has not issued any restricted stock since April 2020. As of September 30, 2023, a total of 2,989 shares of restricted common stock were vested and 63 shares remained unvested. As of September 30, 2023, the unrecognized stock-based compensation expense for the restricted award was immaterial.

Stock Warrants

In April 2021, Former Dianthus issued 4,677 warrants for the purchase of common stock at an exercise price of $1.65 per share. The warrants vested on July 30, 2023 and have a grant date fair value of $1.16 per warrant. Former Dianthus has not issued any warrants since April 2021. As of September 30, 2023, the warrants have a weighted average remaining contractual term of 7.6 years.

Stock-based Compensation Expense

The following table provides a summary of stock-based compensation expense related to stock options, restricted stock units, restricted stock, and warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$379	$144	$711	$256
General and administrative	800	517	1,463	749
Total stock-based compensation expense	$1,179	$661	$2,174	$1,005

As of September 30, 2023, there was $7.8 million of total unrecognized compensation cost related to granted stock options. The Company expects to recognize that cost over a remaining weighted-average period of 2.6 years.

13. License Revenue – Related Party

In September 2020, the Company entered into an Option Agreement with Zenas (“Zenas Option”), a related party (See Note 16). Through the Zenas Option, the Company provided Zenas an option to enter into an exclusive license agreement for the development and commercialization of products arising from its research of monoclonal antibody antagonists targeting certain specific complement proteins.

In September 2021, the Company notified Zenas that it had elected the first antibody sequence as a clinical candidate. In October 2021, Zenas notified the Company that it was exercising its option for such clinical candidate. The Zenas Option provided that upon the exercise of the option, the Company would negotiate in good faith a license agreement with Zenas pursuant to which it would grant Zenas the exclusive license with respect to the antibody sequences for the Zenas Territory, which includes People’s Republic of China, including Hong Kong, Macau, and Taiwan. In accordance with Zenas Option, within 60 days following the execution of a license agreement, Zenas agreed to pay the Company a one-time payment of $1.0 million for the exercise of the corresponding option. In addition, in connection with the exercise of the Zenas Option, Zenas was required to reimburse the Company for a portion of chemistry, manufacturing, and controls-related (“CMC”) costs and expenses from the date of delivery of its option exercise notice through the execution of a license agreement.

In June 2022, the Company and Zenas executed the license agreement (“Zenas License”). The Zenas Option and Zenas License are collectively referred to as the “Zenas Agreements.” The Zenas License provides Zenas with a license in the People’s Republic of China, including Hong Kong, Macau, and Taiwan, for the development and commercialization of sequences and products under the first antibody sequence. The Company is also obligated to perform certain research and development and CMC services, and will also participate in a joint steering committee (“JSC”). Under the Zenas License, Zenas also has the right to exercise an option with respect to a second antibody sequence. If Zenas exercises the option and pays the Company the option exercise fee related to the second antibody sequence, the Company will grant Zenas an exclusive license to the sequences and products under this second antibody sequence.

Since the Zenas Agreements were negotiated with a single commercial objective, they are treated as a combined contract for accounting purposes. The Company assessed the Zenas Agreements in accordance with ASC 606 and concluded that it represents a contract with a customer and is within the scope of ASC 606. The Company determined that there is one combined performance obligation that consists of the license and data transfer, the research and development and CMC services, and the participation in the JSC. The Company determined that Zenas’ right to exercise an option with respect to a second antibody sequence does not represent a material right.

The consideration under the Zenas Agreements includes the following payments by Zenas to the Company: (i) a $1.0 million upfront payment upon execution of the Zenas License; (ii) an approximate $1.1 million payment representing reimbursement for a portion of development costs previously incurred by the Company; (iii) reimbursement of a portion of all CMC-related costs and expenses for the first antibody sequence through the manufacture of the first two batches of drug product, up to a pre-defined annual limit; (iv) reimbursement of a portion of all non-CMC-related costs and expenses for the development of the first antibody sequence through the first regulatory approval, up to a pre-defined annual limit; (v) development milestones totaling up to $11.0 million; and (vi) royalties on net sales ranging from the mid-single digits to the low teens.

The Company determined that the combined performance obligation is satisfied over time; therefore, the Company will recognize the transaction price from the license agreement over the Company’s estimated period to complete its activities. The Company concluded that it would utilize a cost-based input method to measure its progress toward completion of its performance obligation and to calculate the corresponding amount of revenue to recognize each period. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Zenas. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue will be recognized based on the level of costs incurred relative to the total budgeted costs for the combined performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligation. In making such estimates, judgment is required to evaluate assumptions related to cost estimates.

The Company also determined that the milestone payments of $11.0 million are variable consideration under ASC 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the milestones, such as the regulatory approvals which are generally not within the Company’s control, the Company will not consider achievement of this milestone to be probable until the uncertainty associated with such milestone has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price for which the Company recognizes revenue. As of September 30, 2023, no milestones have been achieved.

There is a sales or usage-based royalty exception within ASC 606 that applies when a license of intellectual property is the predominant item to which the royalty relates. In accordance with this royalty exception, the Company will recognize royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of September 30, 2023, no royalty revenue has been recognized.

For the three and nine months ended September 30, 2023, the Company recognized related party license revenue totaling $0.9 million and $2.4 million, respectively, associated with the Zenas Agreements. For the three and nine months ended September 30, 2022, the Company recognized related party license revenue totaling $1.2 million and $5.2 million, respectively, associated with the Zenas Agreements. As of September 30, 2023, the Company recorded a related party receivable of $0.2 million, unbilled related party receivable of $0.5 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.7 million on its unaudited condensed consolidated balance sheet. As of December 31, 2022, the Company recorded a related party receivable of $4.7 million, unbilled related party receivable of $0.9 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.8 million on its unaudited condensed consolidated balance sheet.

14. Net Loss Per Share

Basic and diluted net loss per common share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(14,763)	$(7,784)	$(32,992)	$(18,360)
Denominator:
Weighted-average common shares outstanding	3,907,075	875,279	1,896,983	875,279
Less: weighted-average unvested restricted shares of common stock	(189)	(952)	(378)	(1,141)
Weighted-average shares used to compute net loss per common share, basic and diluted	3,906,886	874,327	1,896,605	874,138
Net loss per share attributable to common stockholders, basic and diluted	$(3.78)	$(8.90)	$(17.40)	$(21.00)

The Company’s potential dilutive securities, which include convertible preferred stock, stock options, unvested restricted shares of common stock, and warrants for the purchase of common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The following potential dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Convertible preferred stock (as converted)	—	7,269,183	—	7,269,183
Stock options outstanding	1,772,179	1,253,415	1,772,179	1,253,415
Unvested restricted shares of common stock	63	826	63	826
Warrants for the purchase of common stock	214,997	4,677	214,997	4,677
Total	1,987,239	8,528,101	1,987,239	8,528,101

15. Commitments and Contingencies

Alloy Therapeutics, LLC

In August 2019, the Company entered into a license agreement with Alloy Therapeutics, LLC (“Alloy”). The license agreement was amended in October 2022. The license agreement with Alloy grants to the Company the following:

•
A worldwide, non-exclusive license to use the Alloy technology solely to generate Alloy antibodies and platform assisted antibodies for internal, non-clinical research purposes, and
•
With respect to Alloy antibodies and platform assisted antibodies that are selected by the Company for inclusion into a partnered antibody program, a worldwide, assignable license to make, have made, use, offer for sale, sell, import, develop, manufacture, and commercialize products comprising partnered antibody programs selected from Alloy antibodies and platform assisted antibodies in any field of use.

The Company pays annual license fees and annual partnered antibody program fees totaling $0.1 million to Alloy. The Company is also obligated to pay a $0.1 million fee to Alloy if the Company sublicenses a product developed with Alloy antibodies or platform assisted antibodies. Upon the achievement, with the first selected antibody for products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $1.8 million and $11.0 million, respectively. Upon the achievement, with the second selected antibody for products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $3.1 million and $15.0 million, respectively. The Company recorded $50 thousand and $0.1 million during the three and nine months ended September 30, 2023, respectively, and $50 thousand during each of the three and nine months ended September 30, 2022, for amounts owed under the Alloy license agreement within the research and development expenses line item in the unaudited condensed consolidated statement of operations and comprehensive loss.

Crystal Bioscience, Inc. and OmniAb, Inc.

In September 2022, the Company entered into a commercial platform license agreement and services agreement with Crystal Bioscience, Inc. (“Crystal”) and OmniAb, Inc. (“OmniAb”), both subsidiaries of Ligand Pharmaceuticals Incorporated (collectively, “Ligand”).

•
Crystal granted the Company a worldwide, non-exclusive, non-sublicensable license under the Crystal technology to use chicken animals (solely at Crystal’s facilities and through Crystal personnel) for generation of OmniAb Antibodies for research purposes.
•
OmniAb granted the Company a worldwide, non-exclusive license under the OmniAb technology to use rodent animals (solely at approved contract research organization (“CRO”) facilities and through approved CRO personnel) for generation of OmniAb Antibodies for research purposes. Such license is non-sublicensable except to an approved CRO.

Upon the achievement of certain development milestones, the Company is obligated to make additional payments to Ligand of up to $12.2 million. Upon the achievement of certain commercial milestones, the Company is obligated to make royalty payments in the low to mid-single digits. The Company did not record any amounts owed under the Ligand license agreement during the three September 30, 2023. The Company recorded $0.2 million during the nine months ended September 30, 2023 and $0.1 million during each of the three and nine months ended September 30, 2022, for amounts owed under the Ligand license agreement within the research and development expenses line item in the unaudited condensed consolidated statement of operations and comprehensive loss.

IONTAS Limited

In July 2020, the Company entered into a collaborative research agreement with IONTAS Limited (“IONTAS”) to perform certain milestone-based research and development activities for the Company under its first development program. This agreement was amended in January 2023 to extend their services to additional development programs. IONTAS provides dedicated resources to perform the research and development activities and receives compensation for those resources as well as success-based milestone payments.

Upon the achievement, with the first development program with IONTAS, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to IONTAS of up to £3.1 million (approximately $3.9 million) and £2.3 million (approximately $2.9 million), respectively. Upon the achievement, with the second development program with IONTAS, of certain development milestones, the Company is obligated to make additional payments to IONTAS of up to £2.5 million (approximately $3.1 million). The Company recorded $0.6 million and $2.0 million during the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.8 million during the three and nine months ended September 30, 2022, respectively, for amounts owed under the IONTAS collaborative research license agreement within the research and development expenses line item in the unaudited condensed consolidated statement of operations and comprehensive loss.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to employees, consultants, vendors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification agreements. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of September 30, 2023 and December 31, 2022.

Litigation

From time to time, the Company may be exposed to litigation relating to potential products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other

As of September 30, 2023 and December 31, 2022, the Company had standing agreements with consultants, contractors or service providers whose terms do not yield material long-term commitments.

16. Related Party Transactions

Viridian, LLC

In June 2019, the Company entered into a Technology Assignment Agreement (the “TAA”) with Viridian, LLC (“Viridian”), a related party. The Company considers Viridian to be a related party because two of its members have a seat on the Board of Directors of the Company. The TAA assigns to the Company exclusively throughout the world all rights, title, and interest to all technology and know-how applicable to the research, development, commercialization, and manufacturing of human therapeutic products that target a specific protein. In exchange for the TAA, the Company issued to Viridian 872,227 shares of the Company’s common stock with a fair value of $0.09 per share. There are no future obligations to Viridian in connection with the TAA. As of September 30, 2023, Viridian owned approximately 7% of the Company’s outstanding shares.

Zenas BioPharma Limited

The Company is a party to option and license agreements with Zenas, a related party. The Company considers Zenas to be a related party because (i) Tellus BioVentures LLC (“Tellus”), whose sole member is a significant shareholder in the Company and serves as Chairman of the Board of Directors of the Company, is also a significant shareholder in Zenas and serves as Chief Executive Officer and Chairman of the Board of Directors of Zenas and (ii) Fairmount Healthcare Fund LP and Fairmount Healthcare Fund II LP (together, the “Fairmount Funds”), who are significant shareholders in the Company and have a seat on the Board of Directors of the Company, are also significant shareholders in Zenas and have a seat on the Board of Directors of Zenas. As of September 30, 2023, Tellus and affiliated entities owned approximately 10%, and the Fairmount Funds and affiliated entities owned approximately 13% of the Company’s outstanding shares. See Note 13 for more information. In connection with these agreements, the Company recognized $0.9 million and $2.4 million within the license revenue – related party line item in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023, respectively. In connection with these agreements, the Company recognized $1.2 million and $5.2 million within the license revenue – related party line item in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the Company recorded a related party receivable of $0.2 million, unbilled related party receivable of $0.5 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.7 million on its unaudited condensed consolidated balance sheet. As of December 31, 2022, the Company recorded a related party receivable of $4.7 million, unbilled related party receivable of $0.9 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.8 million on its unaudited condensed consolidated balance sheet.

In 2020, Zenas issued 156,848 common shares to the Company in exchange for the Zenas Option. The Company determined that the fair value on the date of issuance and as of September 30, 2023 and December 31, 2022, respectively, was not material to its unaudited condensed consolidated financial statements. The Company used the measurement alternative as the measurement attribute for accounting for the Zenas common shares which does not require it to assess the fair value of the common stock at each reporting period as the fair value of the Zenas common shares is not readily determinable nor is there a reliable source for observable transactions from which the Company could determine a fair value. In addition, the Company does not have ready access to significant events occurring at Zenas. If the Company does identify observable price changes in orderly transactions for the identical or similar common shares of Zenas, the Company will measure the common shares at fair value as of the date that the observable transaction occurred.

On March 13, 2023, the Fairmount Funds issued promissory notes in the aggregate principal amount of $0.4 million Former Dianthus at an interest rate of 4.5% per annum. On March 15, 2023, Former Dianthus repaid principal and interest in the amount of $0.4 million to the Fairmount Funds in satisfaction of its obligations under the promissory notes.

17. Subsequent Events

The Company evaluated subsequent events from September 30, 2023, the date of these unaudited condensed consolidated financial statements, through November 9, 2023, which represents the date the unaudited condensed consolidated financial statements were issued, for events requiring recording or disclosure in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023. The Company concluded that no events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this report.

Overview

We are a clinical-stage biotechnology company focused on developing next-generation complement therapeutics for patients living with severe autoimmune and inflammatory diseases. We believe our lead novel and proprietary monoclonal antibody product candidate, DNTH103, has the potential to address a broad array of complement-dependent diseases as currently available therapies or those in development leave room for improvements in efficacy, safety, and/or dosing convenience. We have purposefully engineered DNTH103 to selectively bind to only the active form of the C1s complement protein (“C1s”) and to exhibit improved potency and an extended half-life. By selectively targeting only the active form of C1s, which drives disease pathology and constitutes only a small fraction of the total protein present in circulation, we aim to reduce the amount of drug required for a therapeutic effect. We intend to deliver our product candidate through a lower dose, less frequent, self-administered, convenient subcutaneous (“S.C.”) injection suitable for a pre-filled pen.

Our most advanced product candidate, DNTH103, is a clinical-stage, highly potent, highly selective and fully human monoclonal immunoglobulin G4 with picomolar binding affinity that is designed to selectively bind only to the active form of the C1s complement protein. The active form of C1s is generated during complement activation by cleavage of the inactive proenzyme C1s. As a validated complement target in the autoimmune and inflammatory field, C1s inhibition prevents further progression of the classical pathway cascade. DNTH103 is engineered with YTE half-life extension technology, a specific three amino acid change in the Fc domain, and has a pharmacokinetic profile designed to support less frequent, lower dose, self-administration as a convenient S.C. injection. Data reported in August of 2023 from DNTH103’s ongoing Phase 1 clinical trial in 52 healthy volunteers across seven dose cohorts validates the extended half-life and potent classical pathway inhibition and supports a potentially differentiated safety profile of DNTH103. The top-line data confirmed its approximately 60-day half-life and highly potent classical pathway inhibition with every two weeks (“Q2W”) S.C. dosing of 300mg/2mL surpassing the calculated IC90 of 83ug/mL, establishing DNTH103’s best-in-class potential to be the first self-administered subcutaneous injection dosed as infrequently as Q2W to treat a range of autoimmune disorders. Based on the clinical data available to date, DNTH103 was generally well tolerated with no serious adverse events or complement-related infections. DNTH103 is designed to selectively target the active form of C1s, inhibiting only the classical pathway, while leaving the lectin and alternative pathways intact. As a result, DNTH103 may have a reduced risk of infections from encapsulated bacteria when compared to C5 terminal inhibitors, thus potentially avoiding a U.S. Food and Drug Administration Boxed Warning and associated Risk Evaluation and Mitigation Strategy. We believe that DNTH103 has the potential to yield therapeutic benefit in multiple autoimmune and inflammatory disease indications where inappropriate activation of the classical pathway cascade drives or exacerbates the disease pathology by inhibiting the ability of activated C1s to effect downstream complement activity, ameliorating complement mediated cell death and disruption of normal cellular function.

Completion of the Reverse Merger and Pre-Closing Financing

On September 11, 2023, we completed our business combination with Former Dianthus in accordance with the terms of the Agreement and Plan of Merger, dated as of May 2, 2023 (the “Merger Agreement”), by and among the Company, Dio Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Former Dianthus, pursuant to which, among other matters, Merger Sub merged with and into Former Dianthus, with Former Dianthus surviving as a wholly owned subsidiary of the Company (the “Reverse Merger”). In connection with the completion of the Reverse Merger, the Company changed its name from “Magenta Therapeutics, Inc.” to “Dianthus Therapeutics, Inc.,” and the business conducted by the Company became primarily the business conducted by Former Dianthus.

Concurrently with the execution and delivery of the Merger Agreement, and in order to provide Former Dianthus with additional capital for its development programs, Former Dianthus entered into a subscription agreement, as amended (the “Subscription Agreement”), with certain investors named therein (the “Investors”), pursuant to which, subject to the terms and conditions of the Subscription Agreement, immediately prior to the effective time of the Reverse Merger, Former Dianthus issued and sold, and the Investors purchased, 2,873,988 shares of Former Dianthus common stock and 210,320 pre-funded warrants, exercisable for 210,320 shares of Former Dianthus common stock, at a purchase price of approximately $23.34 per share or $23.34 per warrant, for an aggregate purchase price of approximately $72.0 million (the “pre-closing financing”).

See Item 1 of Part I “Financial Statements––Note 1 – Business Organization and Nature of Operations” for additional information.

Background

Since its inception in 2019, Former Dianthus has devoted substantially all of its resources to conducting research and development activities (including with respect to the DNTH103 program) and undertaking preclinical studies, conducting a clinical trial and the manufacturing of the product used in its clinical trials and preclinical studies, business planning, developing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.

We do not own or operate, and currently have no plans to establish, any significant laboratory or manufacturing facilities. We rely, and expect to continue to rely, on third parties for the testing and manufacture of our product candidates, as well as for commercial manufacturing should any of our product candidates obtain marketing approval. We believe this strategy allows us to maintain a more efficient infrastructure by eliminating the need to invest in our own significant laboratory and manufacturing facilities, equipment, and personnel while also enabling us to focus expertise and resources on the development of our product candidates.

To date, Former Dianthus has funded its operations primarily with proceeds from the sale of capital stock and has raised aggregate gross proceeds of $193.5 million from private placements. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $189.9 million. Based on our current operating plans, we believe our cash resources will be sufficient to fund our operations into the second quarter of 2026. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand and expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to consider actions such as reducing the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets.

We have incurred significant recurring losses. We generated net losses of $14.8 million and $33.0 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, we had an accumulated deficit of $78.9 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing, scope and results of our research and development activities. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, if and as we:

•
advance the DNTH103 program through clinical development, including in any additional indications;
•
advance discovery programs from preclinical development into and through clinical development;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
establish sales, marketing and distribution infrastructure to commercialize any approved product candidates;
•
contract to manufacture any approved product candidates;
•
expand clinical, scientific, management and administrative teams;
•
maintain, expand, protect and enforce its intellectual property portfolio, including patents, trade secrets and know-how;
•
acquire or in-license other product candidates or technologies;
•
implement operational, financial and management systems; and
•
operate as a public company.

We do not have any products approved for commercial sale and we have not generated any commercial revenue from product sales. Our ability to generate product revenue sufficient to achieve and maintain profitability will depend upon the successful development and eventual commercialization of DNTH103 or any future product candidates, which we expect, if it ever occurs, will take many years. We expect to spend a significant amount on development and marketing costs prior to such time. We will therefore require substantial additional capital to develop DNTH103 and any future product candidates and to support our continuing operations. We may never succeed in achieving regulatory and marketing approval for DNTH103 or any future product candidates. We may obtain unexpected results from our preclinical and clinical trials. We may elect to discontinue, delay, or modify preclinical and clinical trials of DNTH103 or any future product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, we expect to finance our operations through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, we may be unable to raise additional capital from these sources on favorable terms, or at all. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to delay, reduce or curtail our research, product development or future commercialization efforts. We may also be required to license rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot provide assurance that we will ever generate positive cash flow from operating activities. See the section titled “—Liquidity and Capital Resources.”

Global and Macroeconomic Developments

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including increases in inflation, rising interest rates, general economic slowdown or a recession, changes in foreign currency exchange rates, recent bank failures, the prospect of a shutdown of the U.S. federal government, geopolitical factors, including rising tensions between China and Taiwan, conflict in Israel and surrounding areas and the ongoing conflict between Russia and Ukraine and the responses thereto, pandemics or other public health crises, such as the COVID-19 pandemic, and supply chain disruptions. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, including the impacts on participants in our clinical trials, employees, suppliers, vendors, business partners and regulators, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to Dianthus’ business, results of operations, liquidity and capital resources. For additional information, see the section titled “Risk Factors” found elsewhere in this quarterly report on Form 10-Q.

Components of Results of Operations

Revenue

Since inception, we have not generated any revenue from product sales, and we do not expect to generate any revenue from the sales of products in the foreseeable future.

We are a party to an option agreement and license agreement with Zenas BioPharma Limited (“Zenas BioPharma”), a related party. In September 2020, we entered into an option agreement with Zenas BioPharma (“Zenas Option”), through which we provided Zenas BioPharma an option to enter into an exclusive license agreement for the development and commercialization of products arising from our research of monoclonal antibody antagonists targeting certain specific complement proteins. In June 2022, we and Zenas BioPharma executed a license agreement (“Zenas License Agreement”). The Zenas Option and Zenas License Agreement are collectively referred to as the “Zenas Agreements.” The Zenas License Agreement provides Zenas BioPharma with a license in the People’s Republic of China, including Hong Kong, Macau, and Taiwan (collectively, “greater China”), for the development and commercialization of sequences and products under the first antibody sequence.

Under the Zenas Agreements, the consideration payable by Zenas Biopharma includes the following: (i) a $1.0 million upfront payment upon execution of the Zenas License Agreement; (ii) an approximate $1.1 million payment representing reimbursement for a portion of development costs previously incurred by us; (iii) reimbursement of a portion of costs related to chemistry, manufacturing and control (“CMC”) and expenses for the first antibody sequence through the manufacture of the first two batches of drug product; (iv) reimbursement of a portion of non-CMC-related costs and expenses for the development of the first antibody sequence through the first regulatory approval; (v) development milestones totaling up to $11.0 million; and (vi) royalties on net sales ranging from mid-single digits to low teen percentages.

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), we determined that there is one combined performance obligation that consists of the license and data transfer, the CMC and non-CMC services, and the participation in a joint steering committee, and that the combined performance obligation is satisfied over time. Therefore, we will recognize the transaction price from the license agreement over our estimated period to complete our activities. We concluded that we would utilize a cost-based input method to measure our progress toward completion of our performance obligation and to calculate the corresponding amount of revenue to recognize each period. We believe this is the best measure of progress because other measures do not reflect how we transfer our performance obligation to Zenas Biopharma. In applying the cost-based input method of revenue recognition, we use actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue will be recognized based on the level of costs incurred relative to the total budgeted costs for the performance obligations. A cost-based input method of revenue recognition requires us to make estimates of costs to complete the performance obligation. In making such estimates, judgment is required to evaluate assumptions related to cost estimates.

There is a sales or usage-based royalty exception within ASC 606 that applies when a license of intellectual property is the predominant item to which the royalty relates. In accordance with this royalty exception, we will recognize royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of September 30, 2023 and December 31, 2022, no royalty revenue has been recognized.

We also determined that the milestone payments of $11.0 million are variable consideration under ASC 606, which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the milestones, such as the regulatory approvals which are generally not within our control, we will not consider achievement of this milestone to be probable until the uncertainty associated with such milestone has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price for which we recognize revenue. As of September 30, 2023 and December 31, 2022, no milestones had been achieved.

For the three and nine months ended September 30, 2023, we recognized related party license revenue totaling $0.9 million and $2.4 million, respectively, associated with the Zenas Agreements. For the three and nine months ended September 30, 2022, we recognized related party license revenue totaling $1.2 million and $5.2 million, respectively, associated with the Zenas Agreements.

If our development efforts for DNTH103 or any future product candidates are successful and result in regulatory approval, we may generate revenue from future product sales. If we enter into license or collaboration agreements for DNTH103 or any future product candidates or intellectual property, revenue may be generated in the future from such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of DNTH103 or any future product candidates or from license or collaboration agreements. We may never succeed in obtaining regulatory approval for DNTH103 or any future product candidates.

Operating Expenses

Research and Development

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal expenses incurred in connection with the discovery and development of DNTH103 and other potential product candidates.

External expenses include:

•
payments to third parties in connection with the research and development, including agreements with third parties such as contract research organizations (“CROs”), clinical trial sites and consultants;
•
the cost of manufacturing products for use in our clinical and preclinical studies, including payments to contract development and manufacturing organizations (“CDMOs”) and consultants; and
•
payments to third parties in connection with the preclinical development of other potential product candidates, including for outsourced professional scientific development services, consulting research and collaborative research.

Internal expenses include:

•
personnel-related costs, including salaries, bonuses, related benefits and stock-based compensation expenses for employees engaged in research and development functions; and
•
facilities-related expenses, depreciation, supplies, travel expenses and other allocated expenses.

We recognize research and development expenses in the periods in which they are incurred. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date. We utilize CROs for research and development activities and CDMOs for manufacturing activities and we do not have significant laboratory or manufacturing facilities. Therefore, we have no material facilities expenses attributed to research and development.

Product candidates in later stages of development generally have higher development costs than those in earlier stages. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance DNTH103 into larger and later-stage clinical trials, work to discover and develop additional product candidates, seek to expand, maintain, protect and enforce our intellectual property portfolio, and hire additional research and development personnel.

The successful development of DNTH103 or any future product candidates is highly uncertain, and we do not believe it is possible at this time to accurately project the nature, timing and estimated costs of the efforts necessary to complete the development of, and obtain regulatory approval for, DNTH103 or any future product candidates. To the extent DNTH103 or any future product candidates continue to advance into larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. The duration, costs and timing of development of DNTH103 or any future product candidates are subject to numerous uncertainties and will depend on a variety of factors, including:

•
the timing and progress of preclinical and clinical development activities;
•
the number and scope of preclinical and clinical programs we pursue;
•
our ability to establish a favorable safety profile with IND-enabling toxicology studies to enable clinical trials;
•
successful patient enrollment in, and the initiation and completion of, larger and later-stage clinical trials;
•
per subject trial costs;
•
the number and extent of clinical trials required for regulatory approval;
•
the countries in which Dianthus' trials are conducted;
•
the length of time required to enroll eligible subjects in clinical trials;
•
the number of subjects that participate in clinical trials;
•
the drop-out and discontinuation rate of subjects in clinical trials;
•
potential additional safety monitoring requested by regulatory agencies;
•
the duration of subject participation in clinical trials and follow-up;
•
the extent to which we encounter any serious adverse events in its clinical trials;
•
the timing of receipt of regulatory approvals from applicable regulatory authorities;
•
the timing, receipt and terms of any marketing approvals and post-marketing approval commitments from applicable regulatory authorities;
•
the extent to which we establish collaborations, strategic partnerships, or other strategic arrangements with third parties, if any, and the performance of any such third party;
•
hiring and retaining research and development personnel;
•
our arrangements with our CDMOs and CROs;
•
development and timely delivery of commercial-grade drug formulations that can be used in our planned clinical trials and for commercial launch;
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work; and
•
obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights.

Any of these factors could significantly impact the costs, timing and viability associated with the development of DNTH103 or any future product candidates.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, bonuses, related benefits, and stock-based compensation expense for personnel in executive, finance, and administrative functions; professional fees for legal, consulting, accounting, and audit services; and travel expenses, technology costs and other allocated expenses. General and administrative expenses also include corporate facility costs, including insurance, rent, utilities, depreciation, and maintenance, not otherwise included in research and development expenses. We recognize general and administrative expenses in the periods in which they are incurred.

We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, pre-commercial preparation activities for the product candidates and, if any product candidate receives marketing approval, commercialization activities. In addition, we anticipate that we will incur additional expenses associated with being a public company, including expenses related to accounting, audit, legal, regulatory, public company reporting and compliance, director and officer insurance, investor and public relations, and other administrative and professional services.

Other Income, Net

Other income, net, consists primarily of interest income generated from earnings on invested cash equivalents and short-term investments.

Income Tax

Since inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research tax credits due to uncertainty of realizing a benefit from those items. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations and other comprehensive loss for the periods indicated:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Revenues:
License revenue - related party	$924	$1,173
Operating expenses:
Research and development	7,960	7,218
General and administrative	8,723	2,209
Total operating expenses	16,683	9,427
Loss from operations	(15,759)	(8,254)
Other income/(expense):
Interest income	1,027	416
(Loss)/gain on currency exchange, net	(16)	56
Other expense	(15)	(2)
Total other income	996	470
Net loss	$(14,763)	$(7,784)
Comprehensive loss:
Net loss	$(14,763)	$(7,784)
Other comprehensive income/(loss):
Change in unrealized losses related to available-for-sale debt securities	15	(150)
Total other comprehensive income/(loss)	15	(150)
Total comprehensive loss	$(14,748)	$(7,934)

License Revenue—Related Party

Under the terms of the Zenas Agreements, we recognized related party license revenue of $0.9 million and $1.2 million during the three months ended September 30, 2023 and 2022, respectively. The decrease was due to a decreased amount of CMC reimbursement due from Zenas Biopharma during the three months ended September 30, 2023 as a result of the substantial completion of the manufacture of the first two batches of drug product for the DNTH103 program in late 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
External research and development expenses:
DNTH103 program-related expenses:
Preclinical study costs	$1,812	$1,998
CMC activities	1,208	2,370
Clinical operation activities	1,095	211
Third-party consulting services	687	423
License and milestone payments	50	—
Total DNTH103 program-related expenses	4,852	5,002
Discovery expenses	193	250
Total external research and development expenses	5,045	5,252
Internal research and development expenses:
Personnel and related costs	2,351	1,681
Share-based compensation	379	144
Other costs	185	141
Total internal research and development expenses	2,915	1,966
Total research and development expenses	$7,960	$7,218

Research and development expenses were $8.0 million for the three months ended September 30, 2023, as compared to $7.2 million for the three months ended September 30, 2022, an increase of $0.8 million. This increase was due to (1) a $1.0 million increase in internal research and development costs, consisting of personnel and related costs, share-based compensation, and other costs and (2) a $0.2 million decrease in external research and development costs, consisting of preclinical study costs, CMC activities, third-party consulting services, clinical operation activities, license and milestone payments and discovery activities.

The $1.0 million increase in internal research and development costs was due to a $0.7 million increase in personnel and related costs, a $0.2 million increase in share-based compensation, and a $0.1 million increase in other costs. The increases were primarily due to the expansion of the research and development function with additional headcount to support the Phase 1 clinical trial activities of our lead product candidate, DNTH103.

The $0.2 million decrease in external research and development costs was due to a $0.1 million decrease in expenses related to our lead product candidate, DNTH103 and a $0.1 million decrease in discovery activities. For the three months ended September 30, 2023, as compared to the same period in 2022, there were decreases related to DNTH103 of $1.2 million in CMC activities and $0.2 million in preclinical study costs, partially offset by increases related to DNTH103 of $0.9 million in clinical operations activity costs, $0.3 million in third-party consulting services and $0.1 million in license and milestone payments. The decreased amount of CMC activities resulted from the substantial completion of the manufacture of the first two batches of drug product for the DNTH103 program in late 2022. The decreased amount of preclinical study costs resulted from substantial completion of our chronic toxicology study related to DNTH103 in the third quarter of 2023. The increased amount of clinical operations activity costs resulted from the commencement of the Phase 1 clinical trial in November 2022. The increased amount of third-party consulting services in the third quarter of 2023 resulted from increased regulatory activities in support of clinical trials. The increased amount of license and milestone payments resulted from an additional license payment in the third quarter of 2023. The $0.1 million decrease in discovery expenses related to limited development activities of potential molecules beyond DNTH103 in the third quarter of 2023.

General and Administrative Expenses

General and administrative expenses were $8.7 million for the three months ended September 30, 2023, as compared to $2.2 million for the three months ended September 30, 2022, an increase of $6.5 million. The increase was primarily due to increases of $0.6 million in personnel-related costs, $4.0 million in severance costs related to former employees of Magenta, $0.3 million in share-based compensation, $0.3 million in professional services costs, and $1.3 million in director and officer insurance costs.

Income Tax

The provision for income taxes consists primarily of income taxes related to federal and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations and other comprehensive loss for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Revenues:
License revenue - related party	$2,369	$5,242
Operating expenses:
Research and development	24,060	19,548
General and administrative	13,527	4,706
Total operating expenses	37,587	24,254
Loss from operations	(35,218)	(19,012)
Other income/(expense):
Interest income	2,320	505
(Loss)/gain on currency exchange, net	(53)	156
Other expense	(41)	(9)
Total other income	2,226	652
Net loss	$(32,992)	$(18,360)
Comprehensive loss:
Net loss	$(32,992)	$(18,360)
Other comprehensive income/(loss):
Change in unrealized losses related to available-for-sale debt securities	157	(150)
Total other comprehensive income/(loss)	157	(150)
Total comprehensive loss	$(32,835)	$(18,510)

License Revenue—Related Party

Under the terms of the Zenas Agreements, we recognized related party license revenue of $2.4 million and $5.2 million during the nine months ended September 30, 2023 and 2022, respectively. The decrease was due to a decreased amount of CMC reimbursement due from Zenas BioPharma in the first nine months of 2023 as a result of the substantial completion of the manufacture of the first two batches of drug product for the DNTH103 program in late 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
External research and development expenses:
DNTH103 program-related expenses:
Preclinical study costs	$6,968	$3,767
CMC activities	3,982	9,279
Clinical operation activities	2,499	283
Third-party consulting services	1,643	1,664
License and milestone payments	100	200
Total DNTH103 program-related expenses	15,192	15,193
Discovery expenses	1,109	850
Total external research and development expenses	16,301	16,043
Internal research and development expenses:
Personnel and related costs	6,628	3,006
Share-based compensation	711	256
Other costs	420	243
Total internal research and development expenses	7,759	3,505
Total research and development expenses	$24,060	$19,548

Research and development expenses were $24.1 million for the nine months ended September 30, 2023, as compared to $19.5 million for the nine months ended September 30, 2022, an increase of $4.6 million. This increase was due to (1) a $4.3 million increase in internal research and development costs, consisting of personnel and related costs, share-based compensation, and other costs and (2) a $0.3 million increase in external research and development costs, consisting of preclinical study costs, CMC activities, third-party consulting services, clinical operation activities, license and milestone payments and discovery activities.

The $4.3 million increase in internal research and development costs was due to a $3.6 million increase in personnel and related costs, a $0.5 million increase in share-based compensation, and a $0.2 million increase in other costs. The increases were primarily due to the expansion of the research and development function with additional headcount to support the Phase 1 clinical trial activities of our lead product candidate, DNTH103.

The $0.3 million increase in external research and development costs was due to a $0.3 million increase in discovery activities while expenses related to our lead product candidate, DNTH103 were substantially unchanged. The $0.3 million increase in discovery expenses related to development activities of potential molecules beyond DNTH103 in the first nine months of 2023. For the first nine months of 2023, as compared to the same period in 2022, there were increases related to DNTH103 of $3.2 million in preclinical study costs and $2.2 million in clinical operations activity costs, substantially offset by decreases related to DNTH103 of $5.3 million in CMC activities and $0.1 million in license and milestone payments. The increased amount of preclinical study costs resulted from increased toxicology activities related to DNTH103 in the first nine months of 2023. The increased amount of clinical operations activity costs resulted from the commencement of the Phase 1 clinical trial in November 2022. The decreased amount of CMC activities resulted from the substantial completion of the manufacture of the first two batches of drug product for the DNTH103 program in late 2022. The decreased amount of license and milestone payments resulted from an additional license payment in 2022.

General and Administrative Expenses

General and administrative expenses were $13.5 million for the nine months ended September 30, 2023, as compared to $4.7 million for the nine months ended September 30, 2022, an increase of $8.8 million. The increase was primarily due to increases of $1.7 million in personnel-related costs, $4.0 million in severance costs related to former employees of Magenta, $0.7 million in share-based compensation, $0.7 million in professional services costs, $1.3 million in director and officer insurance costs and $0.4 million in other general and administrative expenses.

Income Tax

The provision for income taxes consists primarily of income taxes related to federal and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our lead product candidate, DNTH103, or any future product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our lead product candidate or any future product candidates to support potential future commercialization and providing general and administrative support for our operations, including the costs associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. See the section titled “Risk Factors” found elsewhere in this quarterly report on Form 10-Q for additional risks associated with our substantial capital requirements.

To date, Former Dianthus funded its operations primarily through private placements of capital stock for gross proceeds of $193.5 million.

We have a shelf registration statement on Form S-3 (the “Shelf”), on file with the Securities and Exchange Commission (“SEC”), which covers the offering, issuance and sale of up to an aggregate of $250.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Shelf was declared effective by the SEC on August 12, 2022. As of September 30, 2023, $247.0 million remained available under the Shelf.

Future Capital Requirements

Since inception, we have not generated any revenue from product sales. We do not expect to generate any meaningful product revenue unless and until we obtain regulatory approval of and commercialize DNTH103 or any future product candidates, and we do not know when, or if, that will occur. Until we can generate significant revenue from product sales, if ever, we will continue to require substantial additional capital to develop DNTH103 or any future product candidates and fund operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities as described in greater detail below. We are subject to all the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

In order to complete the development of DNTH103 or any future product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize product candidates, if approved, we will require substantial additional capital. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, we expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from recent bank failures, other general macroeconomic conditions and otherwise. The failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to delay, reduce or curtail our research, product development or future commercialization efforts. We cannot provide assurance that we will ever generate positive cash flow from operating activities.

To date, Former Dianthus has funded its operations primarily with proceeds from the sale of capital stock and has raised aggregate gross proceeds of $193.5 million from private placements. However, we have incurred significant recurring losses. We had an accumulated deficit of $78.9 million as of September 30, 2023. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $189.9 million, which we believe, based on current operating plans, will be sufficient to fund our operations into the second quarter of 2026. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand and expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to consider actions such as reducing the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets.

We based projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our capital requirements. Our future funding requirements will depend on many factors, including:

•
the scope, timing, progress, results, and costs of researching and developing DNTH103, and conducting larger and later-stage clinical trials;
•
the scope, timing, progress, results, and costs of researching and developing other product candidates that we may pursue;
•
the costs, timing, and outcome of regulatory review of our product candidates;
•
the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any of our product candidates for which we receive marketing approval;
•
the costs of manufacturing commercial-grade products and sufficient inventory to support commercial launch;
•
the revenue, if any, received from commercial sale of our products, should any of product candidates receive marketing approval;
•
the cost and timing of attracting, hiring, and retaining skilled personnel to support our operations and continued growth;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
our ability to establish, maintain, and derive value from collaborations, partnerships or other marketing, distribution, licensing, or other strategic arrangements with third parties on favorable terms, if at all;
•
the extent to which we acquire or in-license other product candidates and technologies, if any; and
•
the costs associated with operating as a public company.

A change in the outcome of any of these or other factors with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we may need additional capital to meet the capital requirements associated with such operating plans.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(25,007)	$(20,219)
Net cash provided by/(used in) investing activities	28,490	(47,154)
Net cash provided by financing activities	138,439	96,676
Increase in cash, cash equivalents and restricted cash	$141,922	$29,303

Cash Flows from Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities consisted of a net loss of $33.0 million, partially offset by a decrease in net operating assets and liabilities of $6.5 million and net non-cash operating expenses of $1.5 million. The decrease in net operating assets and liabilities was primarily attributable to decreases in receivable from Zenas BioPharma of $4.5 million, unbilled receivable from Zenas BioPharma of $0.4 million and prepaid expenses and other current assets of $2.5 million, partially offset by a decrease in accounts payable, accrued expenses and lease liabilities of $0.9 million. The non-cash operating expenses consisted mainly of stock-based compensation expense of $2.2 million and amortization of right-of-use lease assets of $0.2 million, partially offset by accretion of discount on short-term investments of $0.9 million.

For the nine months ended September 30, 2022, net cash used in operating activities consisted of a net loss of $18.4 million and an increase in net operating assets and liabilities of $2.7 million, partially offset by net non-cash operating expenses of $0.9 million. The increase in net operating assets and liabilities was primarily due to increases in receivable from Zenas BioPharma of $1.1 million, unbilled receivable from Zenas BioPharma of $1.9 million and prepaid expenses and other current assets of $0.9 million, partially offset by increases in accounts payable, accrued expenses and lease liabilities of $0.3 million and deferred revenue from Zenas BioPharma of $0.9 million. The non-cash operating expenses consisted mainly of stock-based compensation expense of $1.0 million and amortization of right-of-use lease assets of $0.1 million, partially offset by accretion of discount on short-term investments of $0.2 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023, net cash provided by investing activities consisted of $59.8 million of proceeds from maturities of short-term investments, partially offset by $31.2 million of purchases of short-term investments and $100,000 of capital expenditures.

For the nine months ended September 30, 2022, net cash used in investing activities consisted of $47.0 million of purchases of short-term investments and $110,000 of capital expenditures.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities primarily consisted of proceeds of $72.0 million from the sale of shares of Former Dianthus common stock in the pre-closing financing and net cash acquired in connection with the reverse recapitalization of $69.7 million, partially offset by $3.3 million of reverse recapitalization transactions costs.

For the nine months ended September 30, 2022, net cash provided by financing activities consisted of $100.0 million of proceeds from the issuance of Former Dianthus Series A convertible preferred stock, partially offset by $3.3 million of issuance costs.

Contractual Obligations and Commitments

Lease Obligations

We lease space under operating leases agreements for administrative offices in New York, New York, and Waltham, Massachusetts and wet laboratory space in Watertown, Massachusetts, which expire in August 2025, January 2025 and August 2025, respectively.

The following table summarizes our contractual obligations and commitments as of September 30, 2023 (in millions):

	Payments Due by Period
	2023	2024	2025	Total
Operating lease obligation	$0.1	$0.4	$0.2	$0.7

Research and Development and Manufacturing Agreements

We enter into agreements with certain vendors for the provision of goods and services, which includes manufacturing services with CDMOs and development and clinical trial services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement. These obligations and commitments are not presented separately.

License and Collaboration Agreements

In August 2019, Former Dianthus entered into a license agreement with Alloy Therapeutics, LLC (“Alloy”) for (i) a worldwide, non-exclusive license to use the Alloy technology solely to generate Alloy antibodies and platform assisted antibodies for internal, non-clinical research purposes, and (ii) with respect to Alloy antibodies and platform assisted antibodies that are selected by us for inclusion into a partnered antibody program, a worldwide, assignable license to make, have made, use, offer for sale, sell, import, develop, manufacture, and commercialize products comprising partnered antibody programs selected from Alloy antibodies and platform assisted antibodies in any field of use. The license agreement was amended in October 2022. In addition to annual license fees, we are obligated to pay development and commercial milestone payments up to $12.8 million for the first selected antibody and up to $18.1 million for the second selected antibody.

In September 2022, Former Dianthus entered into a commercial platform license agreement and services agreement with Crystal Bioscience, Inc. (“Crystal”), and OmniAb, Inc. (“OmniAb”) for (i) a worldwide, non-exclusive, non-sublicensable license under the Crystal technology to use chicken animals for generation of OmniAb Antibodies for research purposes and (ii) a worldwide, non-exclusive license under the OmniAb technology to use rodent animals for generation of OmniAb Antibodies for research purposes. In addition to annual license fees, we are obligated to pay development milestones payments up to $12.2 million and to pay royalties in the low to mid-single digits.

In July 2020, Former Dianthus entered into a collaborative research agreement with IONTAS Limited (“IONTAS”) to perform certain milestone-based research and development activities under our first development program. The agreement was amended in January 2023 to extend services to additional development programs. We are obligated to pay development and commercial milestone payments up to £5.4 million (approximately $6.8 million) with the first development program and up to £2.5 million (approximately $3.1 million) with the second development program.

Critical Accounting Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of the financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate estimates and assumptions on a periodic basis. Our actual results may differ materially from these estimates.

While our significant accounting policies are described in more detail in Note 2 to the audited financial statements for the years ended December 31, 2022 and 2021 included as Exhibit 99.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023 (as amended on September 21, 2023), we believe that the following accounting policies are critical to understanding our historical and future performance, as the policies relate to the more significant areas involving management’s judgments and estimates used in the preparation of our financial statements.

Research and Development Expenses

Research and development expenses are recorded as an expense, as incurred. Research and development expenses consists of (i) costs to engage contractors who specialize in our development activities; (ii) external research and development costs incurred under arrangements with third parties, such as CROs and consultants; and (iii) costs associated with preclinical and clinical activities and regulatory operations.

We enter consulting, research, and other agreements with commercial firms, researchers, and others for the provision of goods and services. Under such agreements, we may pay for services on a monthly, quarterly, project or other basis. Such arrangements are generally cancelable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date, whereas payments are dictated by the terms of each agreement. As such, depending on the timing of payment relative to the receipt of goods or services, we may record either prepaid expenses or accrued services. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on our behalf.

We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. There may also be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We account for stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation, (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock, to be recognized in the statements of operations and comprehensive loss based on their fair values. All of our stock option awards are subject only to service-based vesting conditions. We estimate the fair value of our stock-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the fair value of the common stock, (b) the expected stock price volatility, (c) the calculation of expected term of the award, (d) the risk-free interest rate and (e) expected dividends. We estimate the fair value of the restricted stock awards using the fair value of our common stock. Forfeitures are recognized as they are incurred.

Prior to the Reverse Merger, management utilized valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, to estimate the fair value of Former Dianthus’ common stock. Each valuation methodology included estimates and assumptions that required our judgment. These estimates and assumptions included objective and subjective factors, including external market conditions, the prices at which Former Dianthus sold shares of convertible preferred stock, the superior rights and preferences of the convertible preferred stock senior to Former Dianthus’ common stock at the time, and a probability analysis of various liquidity events, such as a public offering or sale of Former Dianthus, under differing scenarios. Changes to the key assumptions used in the valuations could have resulted in materially different fair values of Former Dianthus’ common stock at each valuation date. Following the Reverse Merger, the fair value of our common stock is based on the closing stock price on the date of grant as reported on the Nasdaq Capital Market.

Due to a lack of company-specific historical and implied volatility data, we base our estimate of expected volatility on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We believe the group selected has sufficiently similar economic and industry characteristics and includes companies that are most representative of our business.

We use the simplified method, as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term. The risk-free interest rate is based on observed interest rates appropriate for the term of the awards. The dividend yield assumption is based on history and expectation of paying no dividends.

Compensation expense related to stock-based awards is calculated on a straight-line basis by recognizing the grant date fair value, over the associated service period of the award, which is generally the vesting term.

Revenue Recognition—Zenas Agreements

We analyze the Zenas Agreements pursuant to ASC 606. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. As part of the accounting for contracts with customers, management develops assumptions that require judgment to determine whether promised goods and services represent distinct performance obligations and the standalone selling price for each performance obligation identified in the contract. This evaluation is subjective and requires us to make judgments about the promised goods and services and whether those goods and services are separable from other aspects of the contract. Further, determining the standalone selling price for performance obligations requires significant judgment, and when an observable price of a promised good or service is not readily available, we consider relevant assumptions to estimate the standalone selling price, including, as applicable, market conditions, development timelines, probabilities of technical and regulatory success and forecasted revenues.

We evaluate the performance obligations promised in the contract that are based on goods and services that will be transferred to the customer and determined whether those obligations are both (i) capable of being distinct and (ii) distinct in the context of the contract. Goods or services that meet these criteria are considered distinct performance obligations. We estimate the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, we evaluate the amount of potential transaction price and the likelihood that the transaction price will be received. We utilize either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

We apply judgment in determining whether a combined performance obligation is satisfied at a point in time or over time, and, if over time, concluding upon the appropriate method of measuring progress to be applied for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, as estimates related to the measure of progress change, related revenue recognition is adjusted accordingly. Changes in the estimated measure of progress are accounted for prospectively as a change in accounting estimate.

When two or more contracts are entered into with the same customer at or near the same time, we evaluate the contracts to determine whether the contracts should be accounted for as a single arrangement. Contracts are combined and accounted for as a single arrangement if one or more of the following criteria are met: (i) the contracts are negotiated as a package with a single commercial objective; (ii) the amount of consideration to be paid in one contract depends on the price or performance of the other contract; or (iii) the goods or services promised in the contracts (or some goods or services promised in each of the contracts) are a single performance obligation.

Because the Zenas Agreements were negotiated with a single commercial objective, they are treated as a combined contract for accounting purposes. We assessed the Zenas Agreements in accordance with ASC 606 and concluded that it represents a contract with a customer and is within the scope of ASC 606. We determined that there is one combined performance obligation that consists of the license and data transfer, the research and development services, and the participation in the joint steering committee. We determined that Zenas BioPharma’s right to exercise an option with respect to a second antibody sequence does not represent a material right.

We determined that the combined performance obligation is satisfied over time; therefore, we will recognize the transaction price from the license agreement over our estimated period to complete our activities. We concluded that we would utilize a cost-based input method to measure our progress toward completion of our performance obligation and to calculate the corresponding amount of revenue to recognize each period. We believe this is the best measure of progress because other measures do not reflect how we transfer our performance obligation to Zenas Biopharma. In applying the cost-based input method of revenue recognition, we use actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue will be recognized based on the level of costs incurred relative to the total budgeted costs for the performance obligations. A cost-based input method of revenue recognition requires us to make estimates of costs to complete our performance obligation. In making such estimates, judgment is required to evaluate assumptions related to cost estimates. We will re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and will make adjustments for any significant changes.

Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Where applicable, amounts are recorded as unbilled revenue when our right to consideration is unconditional. We do not assess whether a contract with a customer has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023 and, based on this evaluation, concluded that, due to previously identified material weaknesses, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was not effective as of September 30, 2023. Specifically, we previously identified material weaknesses in our internal control over financial reporting related to: (a) our general segregation of duties, including the review and approval of journal entries as well as system access that has not been designed to allow for effective segregation of duties, which limits our ability to perform sufficient reviews and approval of journal entries posted to the general ledger and to consistently execute review procedures over general ledger account reconciliations, financial statement preparation and accounting for vendor and payroll transactions; and (b) our accounting software system has certain system limitations, including limited user access controls and change management controls, which limits our ability to ensure appropriate authorization and segregation of duties when processing transactions. We have concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we have limited resources and do not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources to oversee our business processes and controls. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Efforts to Address Material Weakness

We are implementing measures designed to improve our internal control over financial reporting to remediate the material weaknesses, including the following:

•
Formalizing our internal control documentation and strengthening supervisory reviews by our management;
•
Adding additional accounting personnel and segregating duties among accounting personnel; and
•
Implementing new applications and systems that focus on creating strong internal controls, including user access controls and defined approval processes for posting of journal entries, recording of vendor invoices, payments expenses, payroll processing and general ledger maintenance.

We are currently working to improve our internal processes and implement enhanced controls, as described above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Despite the existence of these material weaknesses, we believe that the condensed consolidated financial statements included in the period covered by this quarterly report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. We are not currently a party to any material litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors. The information set forth in Note 15, Commitments and Contingencies—Litigation, to our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

You should carefully consider the risks, uncertainties and other factors contained in the risks factors attached as Exhibit 99.1 and incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 12, 2023 (as amended on September 21, 2023), as well as the other information in this quarterly report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. The occurrence of any of the events or developments described in the above-mentioned risk factors could materially harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial also may harm our business, financial condition, results of operations and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 2, 2023, concurrently with the execution and delivery of the Merger Agreement, and in order to provide Former Dianthus with additional capital for its development programs, Former Dianthus entered into Subscription Agreement, with the Investors, pursuant to which, subject to the terms and conditions of the Subscription Agreement, immediately prior to the effective time of the Reverse Merger, Former Dianthus issued and sold, and the Investors purchased, 2,873,988 shares of Former Dianthus common stock and 210,320 pre-funded warrants, exercisable for 210,320 shares of Former Dianthus common stock, at a purchase price of approximately $23.34 per share or $23.34 per warrant, for an aggregate purchase price of approximately $72.0 million. The issuance was made in a transaction not involving a public offering pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
2.1†

Agreement and Plan of Merger, dated as of May 2, 2023, by and among Magenta Therapeutics, Inc., Dio Merger Sub, Inc. and Dianthus Therapeutics, Inc (incorporated by reference to Exhibit 2.1 to Magenta Therapeutics, Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2023).

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023).
3.2

Second Amended and Restated By-laws of Magenta Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to Magenta Therapeutics, Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2022).

4.1	Form of Pre-Funded Warrant of Dianthus Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023).
4.2

Registration Rights Agreement, dated September 11, 2023, by and among Dianthus Therapeutics, Inc., Dianthus Therapeutics OpCo, Inc. and certain parties thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023).

10.1

Contingent Value Rights Agreement, dated September 11, 2023, by and between Dianthus Therapeutics, Inc. and the Rights Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023).

10.2#	Form of Indemnification Agreements for Directors of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023).
10.3#	Form of Indemnification Agreements for Officers of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023).
10.4#

Amended and Restated Dianthus Therapeutics, Inc. Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023).

10.5#

Form of Stock Option Agreement for Directors under the Amended and Restated Dianthus Therapeutics, Inc. Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 4, 2023).

10.6#	Dianthus Therapeutics, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 22, 2023).
10.7#

Form of Nonstatutory Stock Option Agreement under the Dianthus Therapeutics, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 22, 2023).

10.8#

Form of Incentive Stock Option Agreement under the Dianthus Therapeutics, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on June 22, 2023).

10.9#

Amendment to Offer Letter, dated September 11, 2023, by and between Dianthus Therapeutics OpCo, Inc. and Marino Garcia (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023).

10.10#

Amendment to Offer Letter, dated September 11, 2023, by and between Dianthus Therapeutics OpCo, Inc. and Ryan Savitz (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023).

10.11#

Amendment to Offer Letter, dated September 11, 2023, by and between Dianthus Therapeutics OpCo, Inc. and Edward Carr (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023).

10.12#*	Separation Agreement, dated September 11, 2023, by and between Magenta Therapeutics, Inc. and Stephen Mahoney.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of such section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

† The annexes, schedules and certain exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Dianthus Therapeutics, Inc. hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIANTHUS THERAPEUTICS, INC.

Date: November 9, 2023	By:	/s/ Marino Garcia
Name: Marino Garcia
Title: President and Chief Executive Officer (Principal Executive Officer)

DIANTHUS THERAPEUTICS, INC.

Date: November 9, 2023	By:	/s/ Ryan Savitz
Name: Ryan Savitz
Title: Chief Financial Officer (Principal Financial Officer)