Form 10-Q
period 2024-03-31
Dianthus Therapeutics, Inc. /DE/
filed 2024-05-09
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 29,349,469 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, statements concerning our plans, objectives, goals, expectations, hopes, beliefs, intentions, assumptions, projections, estimates or strategies and any underlying assumptions regarding the future, our future results of operations and financial position, including the sufficiency of our existing cash resources to fund our operations for as long as anticipated, our liquidity, capital resources, costs and expenses, capital requirements, commitments and contingencies, the development or commercial potential of DNTH103 or any other product candidate, our anticipated preclinical and clinical drug development activities, in particular with respect to DNTH103, and any timelines, developments or results in connection therewith, the efficacy, safety profile, dosing amount or frequency, method of delivery or other potential therapeutic benefits of DNTH103, the receipt or timing of potential regulatory designations, approvals and commercialization of any product candidates and other statements, including those included under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “project,” “potential,” “possible,” “plan,” “seek,” “contemplate,” “goal,” “likely” or “continue” or the negative of these terms and similar expressions intended to identify forward-looking statements, but the absence of these terms does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts and are based on our current expectations and beliefs with respect to future events and their potential effects and impacts. There can be no assurance that future events affecting us will be those that have been anticipated. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.

There are a number of risks, uncertainties and other factors that could cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other factors include, among others, the following risks, uncertainties and factors:

•
expectations regarding the strategies, prospects, plans, expectations and objectives of our management for future operations of the Company;
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
•
our ability to manufacture product candidates in conformity with the FDA or other regulatory authorities’ requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;
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

•
success in retaining, recruiting or changes required in, our officers, key employees or directors;
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

There may be other factors that may cause our actual results or outcomes, or the timing of those results or outcomes, to differ materially from the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q, including factors disclosed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our other filings with the Securities and Exchange Commission (“SEC”). You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

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

Any forward-looking statements contained in this Quarterly Report on Form 10-Q apply only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. Except as required by law, we disclaim any intent to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

Explanatory Note

Unless context otherwise requires, references to “we,” “our,” “us,” “Dianthus,” the “Company,” or the “combined company” in this Quarterly Report on Form 10-Q refer to Dianthus Therapeutics, Inc. (formerly Magenta Therapeutics, Inc.) after the completion of the Reverse Merger (as defined elsewhere in this Quarterly Report on Form 10-Q), the term “Former Dianthus” refers to Dianthus Therapeutics OpCo, Inc. (formerly Dianthus Therapeutics, Inc.), and the term “Magenta” refers to the Company prior to completion of the Reverse Merger.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$329,724	$132,325
Short-term investments	47,312	41,393
Receivable from related party	435	294
Unbilled receivable from related party	441	184
Prepaid expenses and other current assets	3,014	3,255
Total current assets	380,926	177,451
Property and equipment, net	195	185
Right-of-use operating lease assets	530	615
Other assets and restricted cash	811	1,154
Total assets	$382,462	$179,405
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,612	$2,610
Accrued expenses	5,847	6,504
Current portion of deferred revenue - related party	100	100
Current portion of operating lease liabilities	400	417
Total current liabilities	8,959	9,631
Deferred revenue - related party	719	736
Long-term operating lease liabilities	97	168
Total liabilities	9,775	10,535
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; authorized shares – 10,000,000 at March 31, 2024 and December 31, 2023; issued and outstanding – none at March 31, 2024 and December 31, 2023	—	—
Common stock; $0.001 par value per share; authorized shares – 150,000,000 at March 31, 2024 and December 31, 2023; issued and outstanding shares – 29,348,626 and 14,817,696 at March 31, 2024 and December 31, 2023, respectively	29	15
Additional paid-in capital	475,856	258,231
Accumulated deficit	(103,171)	(89,423)
Accumulated other comprehensive (loss)/income	(27)	47
Total stockholders’ equity	372,687	168,870
Total liabilities and stockholders’ equity	$382,462	$179,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
License revenue - related party	$874	$476
Operating expenses:
Research and development	13,078	5,847
General and administrative	5,640	2,312
Total operating expenses	18,718	8,159
Loss from operations	(17,844)	(7,683)
Other income/(expense):
Interest income	4,222	606
Loss on currency exchange, net	(12)	(9)
Other expense	(114)	(3)
Total other income	4,096	594
Net loss	$(13,748)	$(7,089)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(8.10)
Weighted-average number of shares of common stock outstanding, used in computing net loss per share of common stock, basic and diluted	25,665,475	874,709
Comprehensive loss:
Net loss	$(13,748)	$(7,089)
Other comprehensive (loss)/income:
Change in unrealized (losses)/gains related to available-for-sale debt securities	(74)	104
Total other comprehensive (loss)/income	(74)	104
Total comprehensive loss	$(13,822)	$(6,985)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit)

(in thousands, except share data)

(unaudited)

							Accumulated
							Other	Total
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income/(Loss)	Equity/(Deficit)
Balance, December 31, 2023	—	$—	14,817,696	$15	$258,231	$(89,423)	$47	$168,870
Issuance of common stock and pre-funded warrants in connection with the private placement, net of issuance costs of $14,665	—	—	14,500,500	14	215,319	—	—	215,333
Exercise of stock options	—	—	30,430	—	271	—	—	271
Stock-based compensation expense	—	—	—	—	2,035	—	—	2,035
Net loss	—	—	—	—	—	(13,748)	—	(13,748)
Other comprehensive loss	—	—	—	—	—	—	(74)	(74)
Balance, March 31, 2024	—	$—	29,348,626	$29	$475,856	$(103,171)	$(27)	$372,687

Balance, December 31, 2022	33,336,282	$118,024	875,279	$—	$1,661	$(45,868)	$(161)	$(44,368)
Stock-based compensation expense	—	—	—	—	533	—	—	533
Net loss	—	—	—	—	—	(7,089)	—	(7,089)
Other comprehensive income	—	—	—	—	—	—	104	104
Balance, March 31, 2023	33,336,282	$118,024	875,279	$—	$2,194	$(52,957)	$(57)	$(50,820)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,748)	$(7,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	22	14
Stock-based compensation expense	2,035	533
Accretion of discount on short-term investments	(518)	(358)
Amortization of right-of-use operating lease assets	85	67
Changes in operating assets and liabilities:
Receivable from related party	(141)	789
Unbilled receivable from related party	(257)	377
Prepaid expenses and other current assets	241	116
Other assets	343	5
Accounts payable, accrued expenses and operating lease liabilities	(2,986)	(4,729)
Deferred revenue - related party	(17)	(9)
Net cash used in operating activities	(14,941)	(10,284)
Cash flows from investing activities:
Capital expenditures	(32)	(14)
Purchases of short-term investments	(20,475)	(3,855)
Proceeds from maturities of short-term investments	15,000	22,000
Net cash (used in)/provided by investing activities	(5,507)	18,131
Cash flows from financing activities:
Proceeds from exercise of stock options	271	—
Proceeds from the private placement	229,998	—
Payment of issuance costs in connection with the private placement	(12,422)	—
Proceeds from issuance of promissory notes payable to related party	—	377
Repayment of promissory notes payable to related party	—	(377)
Net cash provided by financing activities	217,847	—
Increase in cash, cash equivalents and restricted cash	197,399	7,847
Cash, cash equivalents and restricted cash, beginning of period	132,391	15,425
Cash, cash equivalents and restricted cash, end of period	$329,790	$23,272
Supplemental Disclosure
Cash and cash equivalents	$329,724	$23,212
Restricted cash	66	60
Total cash, cash equivalents and restricted cash	$329,790	$23,272
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Issuance costs in connection with the private placement included in accounts payable	$30	$—
Issuance costs in connection with the private placement included in accrued expenses	$2,213	$—

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

Reverse Merger and Pre-Closing Financing

On September 11, 2023, the Company completed its business combination with Dianthus Therapeutics OpCo, Inc. (formerly Dianthus Therapeutics, Inc.) (“Former Dianthus”) in accordance with the terms of the Agreement and Plan of Merger, dated as of May 2, 2023 (the “Merger Agreement”), by and among the Company, Dio Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Former Dianthus, pursuant to which, among other matters, Merger Sub merged with and into Former Dianthus, with Former Dianthus surviving as a wholly owned subsidiary of the Company (the “Reverse Merger”). In connection with the completion of the Reverse Merger, the Company changed its name from “Magenta Therapeutics, Inc.” to “Dianthus Therapeutics, Inc.,” and the business conducted by the Company became primarily the business conducted by Former Dianthus. Unless context otherwise requires, references herein to “Dianthus,” the “Company,” or the “combined company” refer to Dianthus Therapeutics, Inc. (formerly Magenta Therapeutics, Inc.) after completion of the Reverse Merger, the term “Former Dianthus” refers to Dianthus Therapeutics OpCo, Inc. (formerly Dianthus Therapeutics, Inc.), and the term “Magenta” refers to the Company prior to completion of the Reverse Merger. The Company was incorporated in June 2015 and Former Dianthus was incorporated in May 2019.

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

The Reverse Merger was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under this method of accounting, Former Dianthus was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the expectation that, immediately following the Reverse Merger: (i) Former Dianthus’ stockholders own a substantial majority of the voting rights in the combined company; (ii) Former Dianthus’ largest stockholders retain the largest interest in the combined company; (iii) Former Dianthus designated a majority (six of eight) of the initial members of the board of directors of the combined company; and (iv) Former Dianthus’ executive management team became the management team of the combined company. Accordingly, for accounting purposes: (i) the Reverse Merger was treated as the equivalent of Former Dianthus issuing stock to acquire the net assets of Magenta; (ii) the net assets of Magenta are recorded at their acquisition-date fair value in the unaudited condensed consolidated financial statements of Former Dianthus and (iii) the reported historical operating results of the combined company prior to the Reverse Merger are those of Former Dianthus. Additional information regarding the Reverse Merger is included in Note 3. Historical common stock figures of Former Dianthus have been retroactively restated based on the exchange ratio of approximately 0.2181.

On September 11, 2023, prior to the effective time of the Reverse Merger, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent, pursuant to which pre-Reverse Merger holders of Magenta common stock received one non-transferable contingent value right (each, a “CVR”) for each outstanding share of Magenta common stock held by such stockholder immediately prior to the effective time of the Reverse Merger on September 11, 2023. Subject to, and in accordance with, the terms and conditions of the CVR Agreement, each CVR represents the contractual right to receive a pro rata portion of the proceeds, if any, received by the Company as a result of (i) contingent payments made to the Company, such as milestone, royalty or earnout, when received under any pre-Reverse Merger disposition agreements related to Magenta’s pre-Reverse Merger assets and (ii) the Company’s sale of assets after the effective date of the Reverse Merger and prior to December 31, 2023, in each case, received within a three-year period following the closing of the Reverse Merger. As of March 31, 2024, no payments have been received under the CVR Agreement.

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

2024 Private Placement

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

Liquidity

In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”):

•
Since its inception, the Company has funded its operations primarily with outside capital and has incurred significant recurring losses, including net losses of $13.7 million and $7.1 million for the three months ended March 31, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $103.2 million as of March 31, 2024;
•
The Company expects to continue to incur significant recurring losses and rely on outside capital to fund its operations for the foreseeable future; and
•
As of the issuance date, the Company expects that its existing cash, cash equivalents and short-term investments on hand will be sufficient to fund its obligations as they become due for at least twelve months beyond the issuance date. The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for its existing product candidate and any future product candidates to support commercialization and providing general and administrative support for its operations, including the costs associated with operating as a public company.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared in conformity with U.S. GAAP, for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 21, 2024. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

As of March 31, 2024 and December 31, 2023, the Company held cash deposits at Silicon Valley Bank (“SVB”) in excess of government insured limits. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation was appointed as receiver. No losses were incurred by the Company on deposits that were held at SVB. Management believes that the Company is not currently exposed to significant credit risk as the vast majority of the Company’s deposits were either owned directly by the Company and held in custody at a third-party financial institution or, subsequent to March 10, 2023, have been transferred to a third-party financial institution. The Company does not currently have any other significant relationships with SVB.

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

When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made in accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The credit-related impairment amount is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. Credit losses are recognized through the use of an allowance for credit losses account in the unaudited condensed consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. There were no credit losses recorded during the three months ended March 31, 2024 or 2023.

Additional information regarding short-term investments is included in Note 4.

Receivable from Related Party and Unbilled Receivable from Related Party

The receivable from related party and unbilled receivable from related party results from option and license agreements with Zenas BioPharma Limited (“Zenas”), a related party. See Notes 13 and 16 for more information. The receivable represents amounts earned and billed to Zenas but not yet collected while unbilled receivable represents amounts earned but not yet billed to Zenas. The receivable and unbilled receivable are reported at net realizable value. The Company regularly evaluates the creditworthiness of Zenas and their financial condition and does not require collateral from Zenas. As of March 31, 2024 and December 31, 2023, no allowance for doubtful accounts was recorded as all accounts were considered collectible.

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

Fair Value Measurements

The Company calculates the fair value of assets and liabilities that qualify as financial instruments and includes additional information in the notes to the unaudited condensed consolidated financial statements when the fair value is different than the carrying value of these financial instruments.

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

Classification of Convertible Preferred Stock

Convertible preferred stock was recorded at its original issuance price, less direct and incremental offering costs, as stipulated by its terms. The Company had applied the guidance in ASC 480-10-S99, Distinguishing Liabilities from Equity-Overall-SEC Materials, and had therefore classified the convertible preferred stock outside of stockholders’ equity/(deficit). In September 2023, all outstanding shares of convertible preferred stock were converted into shares of common stock immediately prior to the effective time of the Reverse Merger. Additional information and disclosures are included in Note 11.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s unaudited condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of March 31, 2024 and December 31, 2023, the Company did not have any material uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock, to be recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on their fair values. All of the stock-based awards are subject only to service-based vesting conditions. Management estimates the fair value of the stock option awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the fair value of the Company’s common stock, (b) the expected stock price volatility, (c) the calculation of expected term of the award, (d) the risk-free interest rate and (e) expected dividends. Management estimates the fair value of the restricted stock awards, if any, using the fair value of the Company’s common stock. Forfeitures are recognized as they are incurred.

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

Prior to the Reverse Merger, due to a lack of company-specific historical and implied volatility data, management based its estimate of expected volatility on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. Management believes the group selected had sufficiently similar economic and industry characteristics and includes companies that are most representative of the Company. Following the Reverse Merger, expected volatility at the date of grant is estimated using a “look-back” period, which coincides with the expected term, of the Company's stock price as reported on the Nasdaq Capital Market.

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

Additional information regarding stock-based compensation is included in Note 12.

Comprehensive Loss

The only component of comprehensive loss other than net loss is change in unrealized gains/losses related to available-for-sale debt securities.

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders are calculated in conformity with the two-class method required for participating securities. Convertible preferred stock is a participating security in distributions of the Company. During the three months ended March 31, 2023, the net loss attributable to common stockholders was not allocated to the convertible preferred shares as the holders of convertible preferred shares did not have a contractual obligation to share in losses. Under the two-class method, basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. During the three months ended March 31, 2023, the weighted-average number of shares of common stock outstanding used in the basic net loss per share calculation did not include unvested restricted common stock as these shares were considered contingently issuable shares until they vested.

Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, stock options and unvested restricted common stock, if any, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For all periods presented, basic and diluted net loss per share were the same, as any additional share equivalents would be anti-dilutive.

Additional information is included in Note 14.

Recently Issued Accounting Pronouncements

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The enhancement will provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact ASU No. 2023-09 will have on the consolidated financial statements and related disclosures.

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

With respect to the CVRs issued in connection with the Reverse Merger, the Company believes that the achievement of the milestones outlined in the CVR Agreement are highly susceptible to factors outside the Company's influence that are not expected to be resolved for a long period of time, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the buyers of such assets and are based on the buyers of such assets progressing the in-process research and development assets into clinical trials, and in the case of one of the agreements, to a regulatory milestone. If the Company were to record a receivable for such contingent payments, it would also record a corresponding liability. As of March 31, 2024, no receivables are recorded on the unaudited condensed consolidated balance sheet relating to such contingent payments.

4. Short-Term Investments

The following table provides a summary of short-term investments:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale, short-term investments:
U.S. treasury securities	$46,327	$2	$(27)	$46,302
U.S. government agency securities	1,011	—	(1)	1,010
Total available-for-sale, short-term investments	$47,338	$2	$(28)	$47,312

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale, short-term investments:
U.S. treasury securities	$36,370	$48	$—	$36,418
U.S. government agency securities	4,976	—	(1)	4,975
Total available-for-sale, short-term investments	$41,346	$48	$(1)	$41,393

5. Prepaid Expenses and Other Current Assets

The following table provides a summary of prepaid expenses and other current assets:

	March 31, 2024	December 31, 2023
Prepaid materials, supplies and research and development services	$1,512	$2,155
Prepaid subscriptions, software and other administrative services	1,030	504
Prepaid insurance	472	596
Prepaid expenses and other current assets	$3,014	$3,255

6. Property and Equipment

The following table provides a summary of property and equipment:

	March 31, 2024	December 31, 2023
Computer equipment	$263	$234
Furniture and fixtures	51	48
Subtotal	314	282
Less: accumulated depreciation	(119)	(97)
Property and equipment, net	$195	$185

Depreciation expense was $22 and $14 in the three months ended March 31, 2024 and 2023, respectively.

7. Fair Value of Financial Instruments

The following table provides a summary of financial assets measured at fair value on a recurring basis:

	Fair Value at
Description	March 31, 2024	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$327,973	$327,973	$—	$—
Short-term investments:
U.S. treasury securities	46,302	46,302	—	—
U.S. government agency securities	1,010	—	1,010	—
Total assets measured at fair value	$375,285	$374,275	$1,010	$—

	Fair Value at
	December 31,
Description	2023	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$131,193	$131,193	$—	$—
Short-term investments:
U.S. treasury securities	36,418	36,418	—	—
U.S. government agency securities	4,975	—	4,975	—
Total assets measured at fair value	$172,586	$167,611	$4,975	$—

There were no transfers between levels for the three months ended March 31, 2024 or for the year ended December 31, 2023.

8. Accrued Expenses

The following table provides a summary of accrued expenses:

	March 31, 2024	December 31, 2023
Accrued issuance costs in connection with the private placement	$2,213	$—
Accrued external research and development	1,635	456
Accrued compensation	1,443	5,361
Accrued professional fees	345	422
Other accrued expenses	211	265
Accrued expenses	$5,847	$6,504

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

The following table provides a summary of the components of lease costs and rent:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$103	$87
Variable lease cost	8	7
Total operating lease costs	$111	$94

The Company recorded operating lease costs of $95 and $94 within the general and administrative expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, respectively. The Company recorded the operating lease costs of $16 and nil within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, respectively.

Maturities of operating lease liabilities, which do not include short-term leases, as of March 31, 2024, are as follows:

2024 (remaining 9 months)	$314
2025	222
Total undiscounted operating lease payments	536
Less: imputed interest	(39)
Present value of operating lease liabilities	$497

Balance sheet classification:
Current portion of operating lease liabilities	$400
Long-term operating lease liabilities	97
Total operating lease liabilities	$497

The weighted-average remaining term of operating leases was 16 months and the weighted-average discount rate used to measure the present value of operating lease liabilities was 10.7% as of March 31, 2024.

10. Common Stock

At the closing of the private placement on January 24, 2024, the Company issued 14,500,500 shares of common stock and pre-funded warrants to purchase 4,666,332 shares of common stock with a $0.001 per share exercise price. The pre-funded warrants are exercisable at any time after the date of issuance.

At the effective time of the Reverse Merger on September 11, 2023, the Company issued an aggregate of 11,021,248 shares of Company common stock to the Former Dianthus stockholders, based on the exchange ratio of approximately 0.2181 shares of Company common stock for each share of Former Dianthus common stock, including those shares of Former Dianthus common stock issued upon the conversion of Former Dianthus preferred stock and those shares of the Former Dianthus common stock issued in the pre-closing financing. In conjunction with the pre-closing financing, the Company also issued pre-funded warrants to purchase 210,320 shares of common stock with a $0.001 per share exercise price. The pre-funded warrants are exercisable at any time after the date of issuance.

As of March 31, 2024 and December 31, 2023, the Company was authorized to issue up to 150,000,000 shares of $0.001 par value of Company common stock. As of March 31, 2024 and December 31, 2023, the Company had issued and outstanding shares of common stock of 29,348,626 and 14,817,696, respectively.

Each share of Company common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through March 31, 2024.

The Company had the following shares of Company common stock reserved for future issuance as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Issuance of common stock upon exercise of stock options	3,097,438	1,749,475
Equity awards available for grant under stock award plans	441,590	879,461
Shares available for issuance under the Employee Stock Purchase Plan	99,578	37,078
Issuance of common stock upon exercise of warrants	4,881,329	214,997
Total common stock reserved for future issuance	8,519,935	2,881,011

11. Preferred Stock and Convertible Preferred Stock

Preferred Stock

As of March 31, 2024, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001. As of March 31, 2024, no shares of preferred stock were issued and outstanding.

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

12. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Company grants stock-based awards under the Amended and Restated Dianthus Therapeutics, Inc. Stock Option and Incentive Plan (the “2018 Incentive Plan”), which originally became effective on June 19, 2018 as the Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan and was amended and restated in September 2023 and renamed the Amended and Restated Dianthus Therapeutics, Inc. Stock Option and Incentive Plan. The 2018 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights. In connection with the Reverse Merger, the 2018 Incentive Plan also provided for the assumption of shares remaining available for delivery under the 2019 Stock Plan (as defined below), and such shares will be available for the granting of awards under the 2018 Incentive Plan in accordance with applicable stock exchange requirements. The Company also has outstanding stock options under the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan, as amended (the “2016 Plan”), but is no longer granting awards under the 2016 Plan.

The 2018 Incentive Plan provides that the number of shares reserved and available for issuance under the 2018 Incentive Plan will automatically increase each January 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors or compensation committee of the board of directors. The number of shares reserved for issuance under the 2018 Incentive Plan increased by 592,707 on January 1, 2024. Shares of common stock underlying any awards under the 2018 Incentive Plan, the 2019 Stock Plan and the 2016 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) will be available for future awards under the 2018 Incentive Plan. As of March 31, 2024, 171,590 shares of the Company’s common stock were available for grant under the 2018 Incentive Plan.

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

2019 Employee Stock Purchase Plan

Employees may elect to participate in the Dianthus Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. The six-month offering periods previously began in December and June of each year. During the three months ended March 31, 2024 and 2023, there were no shares of common stock purchased under the ESPP. As of March 31, 2024, 99,578 shares remained available for issuance under the ESPP.

The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1 through January 1, 2029, by the lesser of (i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 62,500 shares and (iii) such number of shares as determined by the Company’s board of directors or its appointed administrator. The number of shares reserved for issuance under the ESPP increased by 62,500 on January 1, 2024.

Stock Option Inducement Grant and Inducement Plan

In December 2023, the Company’s board of directors granted an option to purchase 96,000 shares of common stock to a new hire as an inducement grant. In February 2024, the Company’s board of directors approved the Dianthus Therapeutics, Inc. Equity Inducement Plan (the “Inducement Plan”), which provides for up to 300,000 shares of common stock for inducement awards. As of March 31, 2024, there were 270,000 shares available to be granted under the Inducement Plan.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2024:

	Number of stock options outstanding	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)
Balance at January 1, 2024	1,749,475	$10.61	8.4	$3,181
Options granted, fair value of $14.03 per share	1,400,200	18.10		16,669
Options exercised	(30,430)	8.61		465
Options forfeited	(21,807)	13.98		227
Balance at March 31, 2024	3,097,438	$13.99	8.8	$51,070
Exercisable options at March 31, 2024	776,110	$11.81	7.8	$15,598
Unvested options at March 31, 2024	2,321,328	$14.72	9.1	$35,472

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the common stock for those options that had exercise prices lower than the fair value of the common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2024 was $14.03 per share.

The table below summarizes the assumptions used to determine the grant-date fair value of stock options issued, presented on a weighted average basis during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.0%	3.6%
Expected term (in years)	6.0	6.1
Expected volatility	93.1%	84.1%
Expected dividend yield	0.0%	0.0%

Stock Warrants

In April 2021, Former Dianthus issued 4,677 warrants for the purchase of common stock at an exercise price of $1.65 per share. The warrants vested on July 30, 2023 and had a grant date fair value of $1.16 per warrant. Former Dianthus has not issued any warrants since April 2021. As of March 31, 2024, the warrants have a weighted average remaining contractual term of 7.1 years.

Stock-based Compensation Expense

The following table provides a summary of stock-based compensation expense related to stock options, restricted stock units, restricted stock, and warrants:

	Three Months Ended March 31,
	2024	2023
Research and development	$839	$191
General and administrative	1,196	342
Total stock-based compensation expense	$2,035	$533

As of March 31, 2024, there was $25.2 million of total unrecognized compensation cost related to granted stock options. The Company expects to recognize that cost over a remaining weighted-average period of 3.3 years.

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

The Company also determined that the milestone payments of $11.0 million are variable consideration under ASC 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the milestones, such as the regulatory approvals which are generally not within the Company’s control, the Company will not consider achievement of this milestone to be probable until the uncertainty associated with such milestone has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price for which the Company recognizes revenue. As of March 31, 2024, no milestones had been achieved.

There is a sales or usage-based royalty exception within ASC 606 that applies when a license of intellectual property is the predominant item to which the royalty relates. In accordance with this royalty exception, the Company will recognize royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of March 31, 2024, no royalty revenue had been recognized.

For the three months ended March 31, 2024 and 2023, the Company recognized related party license revenue totaling $0.9 million and $0.5 million, respectively, associated with the Zenas Agreements. As of March 31, 2024, the Company recorded a related party receivable of $0.4 million, unbilled related party receivable of $0.4 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.7 million on its unaudited condensed consolidated balance sheet. As of December 31, 2023, the Company recorded a related party receivable of $0.3 million, unbilled related party receivable of $0.2 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.7 million on its unaudited condensed consolidated balance sheet.

14. Net Loss Per Share

Basic and diluted net loss per share of common stock are calculated as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(13,748)	$(7,089)
Denominator:
Weighted-average shares of common stock outstanding	25,665,475	875,279
Less: weighted-average unvested restricted shares of common stock	—	(570)
Weighted-average shares used to compute net loss per share of common stock, basic and diluted	25,665,475	874,709
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(8.10)

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

	Three Months Ended March 31,
	2024	2023
Convertible preferred stock (as converted)	—	7,269,183
Stock options outstanding	3,097,438	1,447,743
Unvested restricted shares of common stock	—	444
Warrants for the purchase of common stock	4,881,329	4,677
Total	7,978,767	8,722,047

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

The Company pays annual license fees and annual partnered antibody program fees totaling $0.1 million to Alloy. The Company is also obligated to pay a $0.1 million fee to Alloy if the Company sublicenses a product developed with Alloy antibodies or platform assisted antibodies. Upon the achievement, with the first selected antibody for products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $1.8 million and $11.0 million, respectively. Upon the achievement, with the second selected antibody for products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $3.1 million and $15.0 million, respectively. The Company did not record any amounts owed under the Alloy license agreement during the three months ended March 31, 2024 or 2023.

OmniAb, Inc.

In September 2022, the Company entered into a commercial platform license agreement and services agreement with two subsidiaries of Ligand Pharmaceuticals Incorporated. In November 2022, Ligand spun-off these subsidiaries into a separate legal entity, OmniAb, Inc. (“OmniAb”). The platform license agreement and services agreement with OmniAb grants to the Company the following.

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

Upon the achievement of certain development milestones, the Company is obligated to make additional payments to OmniAb of up to $12.2 million. Upon the achievement of certain commercial milestones, the Company is obligated to make royalty payments in the low to mid-single digits. The Company recorded nil and $0.1 million for amounts owed under the OmniAb license agreement within research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2024 and 2023, respectively.

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

Upon the achievement, with the first development program with IONTAS, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to IONTAS of up to £3.1 million (approximately $3.9 million based on the March 31, 2024 exchange rate) and £2.3 million (approximately $2.9 million based on the March 31, 2024 exchange rate), respectively. Upon the achievement, with the second development program with IONTAS, of certain development milestones, the Company is obligated to make additional payments to IONTAS of up to £2.5 million (approximately $3.2 million based on the March 31, 2024 exchange rate). The Company recorded $0.3 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively, for amounts owed under the IONTAS collaborative research license agreement within the research and development expenses line item in the unaudited condensed consolidated statement of operations and comprehensive loss.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to employees, consultants, vendors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification agreements. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of March 31, 2024 and December 31, 2023.

Litigation

From time to time, the Company may be exposed to litigation relating to potential products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other

As of March 31, 2024 and December 31, 2023, the Company had standing agreements with consultants, contractors or service providers whose terms do not yield material long-term commitments.

16. Related Party Transactions

Zenas BioPharma Limited

The Company is a party to option and license agreements with Zenas, a related party. The Company considers Zenas to be a related party because (i) Tellus BioVentures LLC (“Tellus”), whose sole member is a significant shareholder in the Company and serves as Chairman of the Board of Directors of the Company, is also a significant shareholder in Zenas and serves as Chief Executive Officer and Chairman of the Board of Directors of Zenas and (ii) Fairmount Healthcare Fund LP and Fairmount Healthcare Fund II LP (together, the “Fairmount Funds”), who are significant shareholders in the Company and have a seat on the Board of Directors of the Company, are also significant shareholders in Zenas and have a seat on the Board of Directors of Zenas. As of March 31, 2024, Tellus and affiliated entities owned approximately 5%, and the Fairmount Funds and affiliated entities owned approximately 9% of the Company’s outstanding shares. See Note 13 for more information. In connection with these agreements, the Company recognized $0.9 million and $0.5 million within the license revenue – related party line item in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company recorded a related party receivable of $0.4 million, unbilled related party receivable of $0.4 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.7 million on its unaudited condensed consolidated balance sheet. As of December 31, 2023, the Company recorded a related party receivable of $0.3 million, unbilled related party receivable of $0.2 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.7 million on its unaudited condensed consolidated balance sheet.

In 2020, Zenas issued 156,848 common shares to the Company in exchange for the Zenas Option. The Company determined that the fair value on the date of issuance and as of March 31, 2024 and December 31, 2023, respectively, was not material to its unaudited condensed consolidated financial statements. The Company used the measurement alternative as the measurement attribute for accounting for the Zenas common shares which does not require it to assess the fair value of the common stock at each reporting period as the fair value of the Zenas common shares is not readily determinable nor is there a reliable source for observable transactions from which the Company could determine a fair value. In addition, the Company does not have ready access to significant events occurring at Zenas. If the Company does identify observable price changes in orderly transactions for the identical or similar common shares of Zenas, the Company will measure the common shares at fair value as of the date that the observable transaction occurred.

On March 13, 2023, the Fairmount Funds issued promissory notes in the aggregate principal amount of $0.4 million to Former Dianthus at an interest rate of 4.5% per annum. On March 15, 2023, Former Dianthus repaid principal and interest in the amount of $0.4 million to the Fairmount Funds in satisfaction of its obligations under the promissory notes.

17. Subsequent Events

The Company evaluated subsequent events from March 31, 2024, the date of these unaudited condensed consolidated financial statements, through May 9, 2024, which represents the date the unaudited condensed consolidated financial statements were issued, for events requiring recording or disclosure in the unaudited condensed consolidated financial statements for the three months ended March 31, 2024. The Company concluded that no events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024.

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

Our most advanced product candidate, DNTH103, is a clinical-stage, highly potent, highly selective and fully human monoclonal immunoglobulin G4 with picomolar binding affinity that is designed to selectively bind only to the active form of the C1s complement protein. The active form of C1s is generated during complement activation by cleavage of the inactive proenzyme C1s. As a validated complement target in the autoimmune and inflammatory field, C1s inhibition prevents further progression of the classical pathway cascade. DNTH103 is engineered with YTE half-life extension technology, a specific three amino acid change in the Fc domain, and has a pharmacokinetic profile designed to support less frequent, lower dose, self-administration as a convenient S.C. injection. Data reported from DNTH103’s Phase 1 clinical trial in 60 healthy volunteers across eight dose cohorts validates the extended half-life and potent classical pathway inhibition and supports a potentially differentiated safety profile of DNTH103. The topline data confirmed its approximately 60-day half-life and highly potent classical pathway inhibition with every two weeks S.C. dosing of 300mg/2mL surpassing the calculated IC90 of 87ug/mL, establishing DNTH103’s best-in-class potential to be the first self-administered subcutaneous injection dosed as infrequently as every two weeks to treat a range of autoimmune disorders. Based on the clinical data available to date, DNTH103 was generally well tolerated with no serious adverse events or complement-related infections. DNTH103 is designed to selectively target the active form of C1s, inhibiting only the classical pathway, while leaving the lectin and alternative pathways intact. As a result, we aim to demonstrate that DNTH103 may have a reduced risk of infections from encapsulated bacteria when compared to C5 terminal inhibitors, thus potentially avoiding a U.S. Food and Drug Administration Boxed Warning and associated Risk Evaluation and Mitigation Strategy (“REMS”). We believe that DNTH103 has the potential to yield therapeutic benefit in multiple autoimmune and inflammatory disease indications where inappropriate activation of the classical pathway cascade drives or exacerbates the disease pathology by inhibiting the ability of activated C1s to effect downstream complement activity, ameliorating complement mediated cell death and disruption of normal cellular function.

2024 Private Placement

On January 22, 2024, in order to provide us with additional capital for our development programs, we entered into a securities purchase agreement for a private placement with certain institutional and accredited investors. At the closing of the private placement on January 24, 2024, we sold and issued 14,500,500 shares of common stock at a price per share of $12.00, and pre-funded warrants to purchase 4,666,332 shares of common stock at a purchase price of $11.999 per pre-funded warrant, which represents the per share purchase price of the common stock less the $0.001 per share exercise price for each pre-funded warrant, for an aggregate purchase price of approximately $230 million.

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

Concurrently with the execution and delivery of the Merger Agreement, and in order to provide Former Dianthus with additional capital for its development programs, Former Dianthus entered into a subscription agreement, as amended, with certain investors named therein. Immediately prior to the effective time of the Reverse Merger, Former Dianthus sold and issued 2,873,988 shares of Former Dianthus common stock and 210,320 pre-funded warrants, exercisable for 210,320 shares of Former Dianthus common stock, at a purchase price of approximately $23.34 per share or $23.34 per warrant, for an aggregate purchase price of approximately $72 million (the “pre-closing financing”).

See Item 1 of Part I “Financial Statements––Note 1 – Organization, Description of Business and Liquidity” for additional information.

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

To date, we have funded our operations primarily with proceeds from the sale of capital stock and have raised aggregate gross proceeds of $423.5 million from private placements. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $377.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund our operations into the second half of 2027. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand and expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we will be required to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners.

We have incurred significant recurring losses. We generated net losses of $13.7 million and $7.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $103.2 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing, scope and results of our research and development activities. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, if and as we:

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
•
contract to manufacture any of our investigational or approved product candidates;
•
expand clinical, scientific, management and administrative teams;
•
maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know-how;
•
acquire or in-license other product candidates or technologies;
•
implement operational, financial and management systems; and
•
operate as a public company.

We do not have any products approved for commercial sale and we have not generated any commercial revenue from product sales. Our ability to generate product revenue sufficient to achieve and maintain profitability will depend upon the successful development and eventual commercialization of DNTH103 or any future product candidates, which we expect, if it ever occurs, will take many years. We expect to spend a significant amount on development and marketing costs prior to such time. We will therefore require substantial additional capital to develop DNTH103 and any future product candidates and to support our continuing operations. We may never succeed in achieving regulatory and marketing approval for DNTH103 or any future product candidates. We may obtain unexpected results from our preclinical and clinical trials. We may elect to discontinue, delay, or modify preclinical and clinical trials of DNTH103 or any future product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, we expect to finance our operations through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, we may be unable to raise additional capital from these sources on favorable terms, or at all. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners. We may also be required to license rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot provide assurance that we will ever generate positive cash flow from operating activities. See the section titled “—Liquidity and Capital Resources.”

Global and Macroeconomic Developments

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including increases in inflation, rising interest rates, general economic slowdown or a recession, changes in foreign currency exchange rates, recent bank failures, the prospect of a shutdown of the U.S. federal government, geopolitical factors, including rising tensions between China and Taiwan, the ongoing conflict in the Middle East, the attacks on marine vessels traversing the Red Sea and the conflict between Russia and Ukraine and the responses thereto, pandemics or other public health crises and supply chain disruptions. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, including the impacts on participants in our clinical trials, employees, suppliers, vendors, business partners and regulators, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to Dianthus’ business, results of operations, liquidity and capital resources. For additional information, see the section titled “Risk Factors” found elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024.

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

There is a sales or usage-based royalty exception within ASC 606 that applies when a license of intellectual property is the predominant item to which the royalty relates. In accordance with this royalty exception, we will recognize royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of March 31, 2024 and December 31, 2023, no royalty revenue had been recognized.

We also determined that the milestone payments of $11.0 million are variable consideration under ASC 606, which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the milestones, such as the regulatory approvals which are generally not within our control, we will not consider achievement of this milestone to be probable until the uncertainty associated with such milestone has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price for which we recognize revenue. As of March 31, 2024 and December 31, 2023, no milestones had been achieved.

For the three months ended March 31, 2024 and 2023, we recognized related party license revenue totaling $0.9 million and $0.5 million, respectively, associated with the Zenas Agreements.

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

Other Income/(Expense)

Other income/(expense) consists primarily of interest income generated from earnings on invested cash equivalents and short-term investments.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and March 31, 2023

The following table summarizes our results of operations and other comprehensive loss for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenues:
License revenue - related party	$874	$476
Operating expenses:
Research and development	13,078	5,847
General and administrative	5,640	2,312
Total operating expenses	18,718	8,159
Loss from operations	(17,844)	(7,683)
Other income/(expense):
Interest income	4,222	606
Loss on currency exchange, net	(12)	(9)
Other expense	(114)	(3)
Total other income	4,096	594
Net loss	$(13,748)	$(7,089)
Comprehensive loss:
Net loss	$(13,748)	$(7,089)
Other comprehensive (loss)/income:
Change in unrealized (losses)/gains related to available-for-sale debt securities	(74)	104
Total other comprehensive (loss)/income	(74)	104
Total comprehensive loss	$(13,822)	$(6,985)

License Revenue—Related Party

Under the terms of the Zenas Agreements, we recognized related party license revenue of $0.9 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily due increased clinical operations activity costs associated with the commencement of DNTH103's Phase 2 clinical trial in generalized Myasthenia Gravis (“gMG”) in the first quarter of 2024.

Research and Development Expenses

Research and development expenses were $13.1 million for the three months ended March 31, 2024, as compared to $5.8 million for the three months ended March 31, 2023, an increase of $7.3 million. This increase was due to (1) a $4.7 million increase in external research and development costs, consisting of preclinical study costs, CMC activities, third-party consulting services, clinical operation activities, license and milestone payments and discovery activities and (2) a $2.6 million increase in internal research and development costs, consisting of personnel and related costs, stock-based compensation expense, and other costs.

The $4.7 million increase in external research and development costs was due to a $4.6 million increase in expenses related to our lead product candidate, DNTH103, and a $0.1 million increase in discovery activities. For three months ended March 31, 2024, as compared to the three months ended March 31, 2023, there were increases related to DNTH103 of $2.6 million in clinical operations activities, $2.3 million in CMC activities and $0.3 million in third-party consulting services partially offset by a decrease related to DNTH103 of $0.6 million in preclinical study costs. The increased amount of DNTH103-related costs in clinical operations, CMC and consulting results from activities related to the commencement of a Phase 2 clinical trial in gMG in the first quarter of 2024 along with preparations to initiate additional Phase 2 clinical trials in Multifocal Motor Neuropathy in the second quarter of 2024 and Chronic Inflammatory Demyelinating Polyneuropathy in the second half of 2024. The decreased amounts of DNTH103-related preclinical study costs results from the substantial completion of a chronic toxicology study in the second half of 2023. The $0.1 million increase in discovery expenses related to development activities of potential molecules beyond DNTH103 in the three months ended March 31, 2024.

The $2.6 million increase in internal research and development costs was due to a $1.8 million increase in personnel and related costs, a $0.6 million increase in share-based compensation, and a $0.2 million increase in other costs. The increases were due to building out the research and development function to support multiple planned Phase 2 clinical trials.

General and Administrative Expenses

General and administrative expenses were $5.6 million for the three months ended March 31, 2024, as compared to $2.3 million for the three months ended March 31, 2023, an increase of $3.3 million. The increase was primarily due to increases of $0.8 million in personnel-related costs, $0.9 million in stock-based compensation expense, $0.7 million in professional services costs, $0.6 million in consulting costs and $0.3 million in other costs. The increases were due to building out the general and administrative function to operate as a public company and support our ongoing and multiple planned Phase 2 clinical trials.

Other Income/(Expense)

Other income/(expense) was $4.1 million for the three months ended March 31, 2024, as compared to $0.6 million for the three months ended March 31, 2023, an increase of $3.5 million. The increase was primarily due to an increase of $3.6 million in interest income from a larger investment balance and higher interest rates on investments.

Income Tax

The provision for income taxes consists primarily of income taxes related to federal and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our lead product candidate, DNTH103, or any future product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our lead product candidate or any future product candidates to support potential future commercialization and providing general and administrative support for our operations, including the costs associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. See the section titled “Risk Factors” found elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024 for additional risks associated with our substantial capital requirements.

To date, we have funded our operations primarily through private placements of capital stock for gross proceeds of $423.5 million.

Future Capital Requirements

Since inception, we have not generated any revenue from product sales. We do not expect to generate any meaningful product revenue unless and until we obtain regulatory approval of and commercialize DNTH103 or any future product candidates, and we do not know when, or if, that will occur. Until we can generate significant revenue from product sales, if ever, we will continue to require substantial additional capital to develop DNTH103 or any future product candidates and fund operations for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities as described in greater detail below. We are subject to all the risks involved in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.

In order to complete the development of DNTH103 or any future product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize product candidates, if approved, we will require substantial additional capital. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, we expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from recent bank failures, other general macroeconomic conditions and otherwise. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners. We cannot provide assurance that we will ever generate positive cash flow from operating activities.

To date, we have funded our operations primarily with proceeds from the sale of capital stock and have raised aggregate gross proceeds of $423.5 million. However, we have incurred significant recurring losses. We had an accumulated deficit of $103.2 million as of March 31, 2024. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $377.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund our operations into the second half of 2027. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand and expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(14,941)	$(10,284)
Net cash (used in)/provided by investing activities	(5,507)	18,131
Net cash provided by financing activities	217,847	—
Increase in cash, cash equivalents and restricted cash	$197,399	$7,847

Cash Flows from Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities consisted of a net loss of $13.7 million and an increase in net operating assets and liabilities of $2.8 million, partially offset by net non-cash operating expenses of $1.6 million. The increase in net operating assets and liabilities was primarily attributable to a decrease in accounts payable, accrued expenses and lease liabilities of $3.0 million and increases in unbilled receivable from Zenas BioPharma of $0.3 million and receivable from Zenas BioPharma of $0.1 million, partially offset by decreases in prepaid expenses and other current assets of $0.3 million and other assets of $0.3 million. The non-cash operating expenses consisted mainly of stock-based compensation expense of $2.0 million and amortization of right-of-use lease assets of $0.1 million, partially offset by accretion of discount on short-term investments of $0.5 million.

For the three months ended March 31, 2023, net cash used in operating activities consisted of a net loss of $7.1 million and an increase in net operating assets and liabilities of $3.4 million, partially offset by net non-cash operating expenses of $0.2 million. The increase in net operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and lease liabilities of $4.7 million, partially offset by decreases in receivable from Zenas BioPharma of $0.8 million, unbilled receivable from Zenas BioPharma of $0.4 million and prepaid expenses and other current assets of $0.1 million. The non-cash operating expenses consisted mainly of stock-based compensation expense of $0.5 million and amortization of right-of-use lease assets of $0.1 million, partially offset by accretion of discount on short-term investments of $0.4 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities consisted of $20.5 million of purchases of short-term investments, partially offset by $15.0 million of proceeds from maturities of short-term investments.

For the three months ended March 31, 2023, net cash provided by investing activities consisted of $22.0 million of proceeds from maturities of short-term investments, partially offset by $3.9 million of purchases of short-term investments.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities primarily consisted of $217.5 million of net proceeds from the private placement and $0.3 million of proceeds from the exercise of stock options.

For the three months ended March 31, 2023, net cash provided by financing activities consisted of $0.4 million of proceeds from promissory notes payable to related party, offset by a $0.4 million repayment of promissory notes payable to related party.

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

In July 2020, Former Dianthus entered into a collaborative research agreement with IONTAS Limited (“IONTAS”) to perform certain milestone-based research and development activities under our first development program. The agreement was amended in January 2023 to extend services to additional development programs. We are obligated to pay development and commercial milestone payments of up to £5.4 million (approximately $6.8 million based on the March 31, 2024 exchange rate) with the first development program and of up to £2.5 million (approximately $3.2 million based on the March 31, 2024 exchange rate) with the second development program.

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

We make estimates of our accrued expenses as of each balance sheet date in our unaudited condensed consolidated financial statements based on facts and circumstances known to us at that time. There may also be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

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

Prior to the Reverse Merger, due to a lack of company-specific historical and implied volatility data, we based our estimate of expected volatility on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We believed the group selected had sufficiently similar economic and industry characteristics and included companies that were most representative of us. Following the Reverse Merger, expected volatility at the date of grant is estimated using a “look-back” period, which coincides with the expected term, of our stock price as reported on the Nasdaq Capital Market.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the previously identified material weaknesses described below, our disclosure controls and procedures were not effective as of March 31, 2024. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 9, 2023, we previously identified material weaknesses in our internal control over financial reporting related to: (a) our general segregation of duties, including the review and approval of journal entries as well as system access that has not been designed to allow for effective segregation of duties, which limits our ability to perform sufficient reviews and approval of journal entries posted to the general ledger and to consistently execute review procedures over general ledger account reconciliations, financial statement preparation and accounting for vendor and payroll transactions; and (b) our accounting software system has certain system limitations, including limited user access controls and change management controls, which limits our ability to ensure appropriate authorization and segregation of duties when processing transactions. We have concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we have limited resources and do not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources to oversee our business processes and controls. These material weaknesses did not result in any identified material misstatements to the financial statements, and there were no changes to previously released financial results. However, the deficiencies created a reasonable possibility that material misstatements to the unaudited condensed consolidated financial statements would not be prevented or detected on a timely basis.

Management has analyzed the material weaknesses and performed additional analysis and procedures in preparing our unaudited condensed consolidated financial statements. We have concluded that our unaudited condensed consolidated financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risks, uncertainties and other factors contained in the risks factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings, in evaluating our business. The occurrence of any of the events or developments described in the above-mentioned risk factors could materially harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial also may harm our business, financial condition, results of operations and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

Except as disclosed in a Current Report on Form 8-K filed with the SEC on January 22, 2024, there were no other sales of unregistered equity securities during the quarter ended March 31, 2024.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans. During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
2.1†

Agreement and Plan of Merger, dated as of May 2, 2023, by and among Magenta Therapeutics, Inc., Dio Merger Sub, Inc. and Dianthus Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 3, 2023).

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2023).
3.2	Third Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 21, 2024).
4.1	Form of Pre-Funded Warrant of Dianthus Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2024).
4.2

Registration Rights Agreement, dated January 22, 2024, by and among Dianthus Therapeutics, Inc. and certain parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2024).

10.1

Securities Purchase Agreement, dated as of January 22, 2024, by and between the Registrant and each purchaser identified in Annex A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2024).

10.2#	Dianthus Therapeutics, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 21, 2024).
10.3#

Form of Stock Option Agreement for Executives under the Amended and Restated Dianthus Therapeutics, Inc. Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 21, 2024).

10.4#	Dianthus Therapeutics, Inc. Equity Inducement Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on March 21, 2024).
31.1*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith. The certifications on Exhibit 32.1 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

† The annexes, schedules and certain exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Dianthus Therapeutics, Inc. hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIANTHUS THERAPEUTICS, INC.

Date: May 9, 2024	By:	/s/ Marino Garcia
Name: Marino Garcia
Title: President and Chief Executive Officer (Principal Executive Officer)

DIANTHUS THERAPEUTICS, INC.

Date: May 9, 2024	By:	/s/ Ryan Savitz
Name: Ryan Savitz
Title: Chief Financial Officer and Chief Business Officer (Principal Financial Officer)