Form 10-Q
period 2024-06-30
Dianthus Therapeutics, Inc. /DE/
filed 2024-08-08
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the registrant had 29,354,320 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, statements concerning our plans, objectives, goals, expectations, hopes, beliefs, intentions, assumptions, projections, estimates or strategies and any underlying assumptions regarding the future, our future results of operations and financial position, including the sufficiency of our existing cash resources to fund our operations for as long as anticipated, our liquidity, capital resources, costs and expenses, capital requirements, commitments and contingencies, the development or commercial potential of DNTH103 or any other product candidate, our anticipated preclinical and clinical drug development activities, in particular with respect to DNTH103, and any timelines, developments or results in connection therewith, including the timing of data, the efficacy, safety profile, dosing amount or frequency, method of delivery or other potential therapeutic benefits of DNTH103, the receipt or timing of potential regulatory designations, approvals and commercialization of any product candidates and other statements, including those included under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “project,” “potential,” “possible,” “plan,” “seek,” “contemplate,” “goal,” “likely” or “continue” or the negative of these terms and similar expressions intended to identify forward-looking statements, but the absence of these terms does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts and are based on our current expectations and beliefs with respect to future events and their potential effects and impacts. There can be no assurance that future events affecting us will be those that have been anticipated. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.

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
•
legislative, regulatory, political, geopolitical and macroeconomic developments beyond our control, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy or foreign currency exchange rates, instability in financial institutions, the prospect of a shutdown of the U.S. federal government, the ongoing conflict in Ukraine, conflict in the Middle East, rising tensions between China and Taiwan, the attacks on marine vessels traversing the Red Sea and the responses thereto, pandemics or other public health crises and supply chain disruptions;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$314,169	$132,325
Short-term investments	46,538	41,393
Receivable from related party	840	294
Unbilled receivable from related party	835	184
Prepaid expenses and other current assets	3,305	3,255
Total current assets	365,687	177,451
Property and equipment, net	189	185
Right-of-use operating lease assets	442	615
Other assets and restricted cash	2,641	1,154
Total assets	$368,959	$179,405
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,695	$2,610
Accrued expenses	5,857	6,504
Current portion of deferred revenue - related party	100	100
Current portion of operating lease liabilities	377	417
Total current liabilities	10,029	9,631
Deferred revenue - related party	682	736
Long-term operating lease liabilities	30	168
Total liabilities	10,741	10,535
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; authorized shares – 10,000,000 at June 30, 2024 and December 31, 2023; issued and outstanding – none at June 30, 2024 and December 31, 2023	—	—
Common stock; $0.001 par value per share; authorized shares – 150,000,000 at June 30, 2024 and December 31, 2023; issued and outstanding shares – 29,352,140 and 14,817,696 at June 30, 2024 and December 31, 2023, respectively	29	15
Additional paid-in capital	479,004	258,231
Accumulated deficit	(120,778)	(89,423)
Accumulated other comprehensive (loss)/income	(37)	47
Total stockholders’ equity	358,218	168,870
Total liabilities and stockholders’ equity	$368,959	$179,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
License revenue - related party	$1,863	$969	$2,737	$1,445
Operating expenses:
Research and development	18,070	10,253	31,148	16,100
General and administrative	5,997	2,492	11,637	4,804
Total operating expenses	24,067	12,745	42,785	20,904
Loss from operations	(22,204)	(11,776)	(40,048)	(19,459)
Other income/(expense):
Interest income	4,708	687	8,930	1,293
Loss on currency exchange, net	(31)	(28)	(43)	(37)
Other expense	(80)	(23)	(194)	(26)
Total other income	4,597	636	8,693	1,230
Net loss	$(17,607)	$(11,140)	$(31,355)	$(18,229)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(12.73)	$(0.99)	$(20.84)
Weighted-average number of shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants, used in computing net loss per share of common stock, basic and diluted	34,227,038	874,900	31,794,881	874,805
Comprehensive loss:
Net loss	$(17,607)	$(11,140)	$(31,355)	$(18,229)
Other comprehensive (loss)/income:
Change in unrealized (losses)/gains related to available-for-sale debt securities	(10)	38	(84)	142
Total other comprehensive (loss)/income	(10)	38	(84)	142
Total comprehensive loss	$(17,617)	$(11,102)	$(31,439)	$(18,087)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit)

(in thousands, except share data)

(unaudited)

							Accumulated
							Other	Total
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income/(Loss)	Equity/(Deficit)
Balance, December 31, 2023	—	$—	14,817,696	$15	$258,231	$(89,423)	$47	$168,870
Issuance of common stock and pre-funded warrants in connection with the private placement, net of issuance costs of $14,665	—	—	14,500,500	14	215,319	—	—	215,333
Exercise of stock options	—	—	30,430	—	271	—	—	271
Stock-based compensation expense	—	—	—	—	2,035	—	—	2,035
Net loss	—	—	—	—	—	(13,748)	—	(13,748)
Other comprehensive loss	—	—	—	—	—	—	(74)	(74)
Balance, March 31, 2024	—	$—	29,348,626	$29	$475,856	$(103,171)	$(27)	$372,687
Exercise of stock options	—	—	3,514	—	47	—	—	47
Stock-based compensation expense	—	—	—	—	3,101	—	—	3,101
Net loss	—	—	—	—	—	(17,607)	—	(17,607)
Other comprehensive loss	—	—	—	—	—	—	(10)	(10)
Balance, June 30, 2024	—	$—	29,352,140	$29	$479,004	$(120,778)	$(37)	$358,218

Balance, December 31, 2022	33,336,282	$118,024	875,279	$—	$1,661	$(45,868)	$(161)	$(44,368)
Stock-based compensation expense	—	—	—	—	533	—	—	533
Net loss	—	—	—	—	—	(7,089)	—	(7,089)
Other comprehensive income	—	—	—	—	—	—	104	104
Balance, March 31, 2023	33,336,282	$118,024	875,279	$—	$2,194	$(52,957)	$(57)	$(50,820)
Stock-based compensation expense	—	—	—	—	462	—	—	462
Net loss	—	—	—	—	—	(11,140)	—	(11,140)
Other comprehensive income	—	—	—	—	—	—	38	38
Balance, June 30, 2023	33,336,282	$118,024	875,279	$—	$2,656	$(64,097)	$(19)	$(61,460)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(31,355)	$(18,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	45	28
Stock-based compensation expense	5,136	995
Accretion of discount on short-term investments	(940)	(566)
Amortization of right-of-use operating lease assets	173	137
Changes in operating assets and liabilities:
Receivable from related party	(546)	4,338
Unbilled receivable from related party	(651)	520
Prepaid expenses and other current assets	(50)	656
Deferred transaction costs	—	(1,163)
Other assets	(1,487)	12
Accounts payable, accrued expenses and operating lease liabilities	260	(1,715)
Deferred revenue - related party	(54)	(28)
Net cash used in operating activities	(29,469)	(15,015)
Cash flows from investing activities:
Capital expenditures	(49)	(35)
Purchases of short-term investments	(27,289)	(3,855)
Proceeds from maturities of short-term investments	23,000	43,885
Net cash (used in)/provided by investing activities	(4,338)	39,995
Cash flows from financing activities:
Proceeds from exercise of stock options	318	—
Proceeds from the private placement	229,998	—
Payment of issuance costs in connection with the private placement	(14,665)	—
Proceeds from issuance of promissory notes payable to related party	—	377
Repayment of promissory notes payable to related party	—	(377)
Net cash provided by financing activities	215,651	—
Increase in cash, cash equivalents and restricted cash	181,844	24,980
Cash, cash equivalents and restricted cash, beginning of period	132,391	15,425
Cash, cash equivalents and restricted cash, end of period	$314,235	$40,405
Supplemental Disclosure
Cash and cash equivalents	$314,169	$40,280
Restricted cash	66	125
Total cash, cash equivalents and restricted cash	$314,235	$40,405

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

On September 11, 2023, prior to the effective time of the Reverse Merger, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent, pursuant to which pre-Reverse Merger holders of Magenta common stock received one non-transferable contingent value right (each, a “CVR”) for each outstanding share of Magenta common stock held by such stockholder immediately prior to the effective time of the Reverse Merger on September 11, 2023. Subject to, and in accordance with, the terms and conditions of the CVR Agreement, each CVR represents the contractual right to receive a pro rata portion of the proceeds, if any, received by the Company as a result of (i) contingent payments made to the Company, such as milestone, royalty or earnout, when received under any pre-Reverse Merger disposition agreements related to Magenta’s pre-Reverse Merger assets and (ii) the Company’s sale of assets after the effective date of the Reverse Merger and prior to December 31, 2023, in each case, received within a three-year period following the closing of the Reverse Merger. As of June 30, 2024, no payments have been received under the CVR Agreement.

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

Liquidity

In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”):

•
Since its inception, the Company has funded its operations primarily with outside capital and has incurred significant recurring losses, including net losses of $31.4 million and $18.2 million for the six months ended June 30, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $120.8 million as of June 30, 2024;
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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the six months ended June 30, 2024 and 2023 have been prepared in conformity with U.S. GAAP, for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 21, 2024. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

As of June 30, 2024 and December 31, 2023, the Company held cash deposits at Silicon Valley Bank (“SVB”) in excess of government insured limits. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation was appointed as receiver. No losses were incurred by the Company on deposits that were held at SVB. Management believes that the Company is not currently exposed to significant credit risk as the vast majority of the Company’s deposits were either owned directly by the Company and held in custody at a third-party financial institution or, subsequent to March 10, 2023, have been transferred to a third-party financial institution. The Company does not currently have any other significant relationships with SVB.

Short-term Investments

Short-term investments consist of investments in U.S. treasury and U.S. government agency securities. Management of the Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its short-term investments as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and reports them at fair value in short-term investments with unrealized gains and losses reported as a component of accumulated other comprehensive income/(loss) on the unaudited condensed consolidated balance sheets. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest income based on the specific identification method.

When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made in accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The credit-related impairment amount is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. Credit losses are recognized through the use of an allowance for credit losses account in the unaudited condensed consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. There were no credit losses recorded during the six months ended June 30, 2024 or 2023.

Additional information regarding short-term investments is included in Note 4.

Receivable from Related Party and Unbilled Receivable from Related Party

The receivable from related party and unbilled receivable from related party results from option and license agreements with Zenas BioPharma, Inc. (formerly Zenas BioPharma Limited) (“Zenas”), a related party. See Notes 13 and 16 for more information. The receivable represents amounts earned and billed to Zenas but not yet collected while unbilled receivable represents amounts earned but not yet billed to Zenas. The receivable and unbilled receivable are reported at net realizable value. The Company regularly evaluates the creditworthiness of Zenas and their financial condition and does not require collateral from Zenas. As of June 30, 2024 and December 31, 2023, no allowance for doubtful accounts was recorded as all accounts were considered collectible.

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

Restricted Cash

In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, restricted cash is included as a component of cash, cash equivalents and restricted cash in the accompanying unaudited condensed consolidated statements of cash flows. Restricted cash serves as collateral for a letter of credit securing office space. Restricted cash is recorded within other assets and restricted cash line item in the accompanying unaudited condensed consolidated balance sheets.

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

The Company evaluates the performance obligations promised in a contract that are based on goods and services that will be transferred to the customer and determines whether those obligations are both (i) capable of being distinct and (ii) distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, the Company applies judgment to determine whether promised goods and services are both capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations.

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

The Company enters into consulting, research, and other agreements with commercial firms, researchers, and others for the provision of goods and services. Under such agreements, the Company may pay for services on a monthly, quarterly, project or other basis. Such arrangements are generally cancelable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided by the service providers and vendors or our estimate of the level of service that has been performed at each reporting date, whereas payments are dictated by the terms of each agreement. As such, depending on the timing of payment relative to the receipt of goods or services, management may record either prepaid expenses or accrued services. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of June 30, 2024 and December 31, 2023, the Company did not have any material uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense.

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

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The weighted average number of common shares outstanding includes the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.001 or less per share.

Basic and diluted net loss per share attributable to common stockholders are calculated in conformity with the two-class method required for participating securities. Convertible preferred stock is a participating security in distributions of the Company. During the three and six months ended June 30, 2023, the net loss attributable to common stockholders was not allocated to the convertible preferred shares as the holders of convertible preferred shares did not have a contractual obligation to share in losses. Under the two-class method, basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. During the three and six months ended June 30, 2023, the weighted-average number of shares of common stock outstanding used in the basic net loss per share calculation did not include unvested restricted common stock as these shares were considered contingently issuable shares until they vested.

Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, stock options and unvested restricted common stock, if any, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock outstanding is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For all periods presented, basic and diluted net loss per share were the same, as any additional share equivalents would be anti-dilutive.

Additional information is included in Note 14.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 14, 2024, with early adoption permitted. The Company is currently evaluating the guidance and has not determined the impact this standard may have on the unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The enhancement will provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact ASU No. 2023-09 will have on the unaudited condensed consolidated financial statements and related disclosures.

3. Reverse Merger

As described in Note 1, Merger Sub merged with and into Former Dianthus, with Former Dianthus surviving as a wholly owned subsidiary of the Company on September 11, 2023. The Reverse Merger was accounted for as a reverse asset acquisition accounted for as a reverse recapitalization in accordance with U.S. GAAP with Former Dianthus as the accounting acquirer of Magenta. At the effective time of the Reverse Merger, substantially all of the assets of Magenta consisted of cash and cash equivalents, marketable securities, as well as other nominal non-operating assets. Under such reverse recapitalization accounting, the assets and liabilities of Magenta were recorded at their fair value in Magenta’s financial statements at the effective time of the Reverse Merger, which approximated book value due to the short-term nature. No goodwill or intangible assets were recognized.

As part of the recapitalization, the Company obtained the assets and liabilities listed below:

Cash and cash equivalents	$69,738
Other current assets	2,473
Accrued liabilities	(616)
Net assets acquired	$71,595

With respect to the CVRs issued in connection with the Reverse Merger, the Company believes that the achievement of the milestones outlined in the CVR Agreement are highly susceptible to factors outside the Company's influence that are not expected to be resolved for a long period of time, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the buyers of such assets and are based on the buyers of such assets progressing the in-process research and development assets into clinical trials, and in the case of one of the agreements, to a regulatory milestone. If the Company were to record a receivable for such contingent payments, it would also record a corresponding liability. As of June 30, 2024, no receivables are recorded on the unaudited condensed consolidated balance sheet relating to such contingent payments.

4. Short-Term Investments

The following table provides a summary of short-term investments:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale, short-term investments:
U.S. treasury securities	$45,574	$—	$(35)	$45,539
U.S. government agency securities	1,001	—	(2)	999
Total available-for-sale, short-term investments	$46,575	$—	$(37)	$46,538

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale, short-term investments:
U.S. treasury securities	$36,370	$48	$—	$36,418
U.S. government agency securities	4,976	—	(1)	4,975
Total available-for-sale, short-term investments	$41,346	$48	$(1)	$41,393

5. Prepaid Expenses and Other Current Assets

The following table provides a summary of prepaid expenses and other current assets:

	June 30, 2024	December 31, 2023
Prepaid materials, supplies and research and development services	$2,305	$2,155
Prepaid subscriptions, software and other administrative services	797	504
Prepaid insurance	203	596
Prepaid expenses and other current assets	$3,305	$3,255

6. Property and Equipment

The following table provides a summary of property and equipment:

	June 30, 2024	December 31, 2023
Computer equipment	$281	$234
Furniture and fixtures	50	48
Subtotal	331	282
Less: accumulated depreciation	(142)	(97)
Property and equipment, net	$189	$185

Depreciation expense was $23 thousand and $45 thousand during the three and six months ended June 30, 2024, respectively, and $15 thousand and $28 thousand during the three and six months ended June 30, 2023, respectively.

7. Fair Value of Financial Instruments

The following table provides a summary of financial assets measured at fair value on a recurring basis:

	Fair Value at
Description	June 30, 2024	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$313,103	$313,103	$—	$—
Short-term investments:
U.S. treasury securities	45,539	45,539	—	—
U.S. government agency securities	999	—	999	—
Total assets measured at fair value	$359,641	$358,642	$999	$—

	Fair Value at
	December 31,
Description	2023	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$131,193	$131,193	$—	$—
Short-term investments:
U.S. treasury securities	36,418	36,418	—	—
U.S. government agency securities	4,975	—	4,975	—
Total assets measured at fair value	$172,586	$167,611	$4,975	$—

There were no transfers between levels for the six months ended June 30, 2024 or for the year ended December 31, 2023.

8. Accrued Expenses

The following table provides a summary of accrued expenses:

	June 30, 2024	December 31, 2023
Accrued external research and development	$2,797	456
Accrued compensation	2,602	5,361
Accrued professional fees	211	422
Other accrued expenses	247	265
Accrued expenses	$5,857	$6,504

9. Leases

The Company leases space under operating leases for administrative offices in New York, New York, and Waltham, Massachusetts and wet laboratory space in Watertown, Massachusetts.

The following table provides a summary of the components of lease costs and rent:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$103	$88	$206	$175
Variable lease cost	7	6	15	13
Total operating lease costs	$110	$94	$221	$188

The Company recorded operating lease costs of $0.1 million and $0.2 million during each of the three and six months ended June 30, 2024 and 2023, respectively, within the general and administrative expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recorded operating lease costs of $15 thousand and $30 thousand during the three and six months ended June 30, 2024, respectively, and nil during the three and six months ended June 30, 2023 within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

Maturities of operating lease liabilities as of June 30, 2024, are as follows:

2024 (remaining 6 months)	$212
2025	222
Total undiscounted operating lease payments	434
Less: imputed interest	(27)
Present value of operating lease liabilities	$407

Balance sheet classification:
Current portion of operating lease liabilities	$377
Long-term operating lease liabilities	30
Total operating lease liabilities	$407

The weighted-average remaining term of operating leases was 13 months and the weighted-average discount rate used to measure the present value of operating lease liabilities was 10.8% as of June 30, 2024.

10. Common Stock

At the closing of the private placement on January 24, 2024, the Company issued 14,500,500 shares of common stock and pre-funded warrants to purchase 4,666,332 shares of common stock with a $0.001 per share exercise price. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of June 30, 2024, there were 4,666,332 pre-funded warrants outstanding related to this private placement.

At the effective time of the Reverse Merger on September 11, 2023, the Company issued an aggregate of 11,021,248 shares of Company common stock to the Former Dianthus stockholders, based on the exchange ratio of approximately 0.2181 shares of Company common stock for each share of Former Dianthus common stock, including those shares of Former Dianthus common stock issued upon the conversion of Former Dianthus preferred stock and those shares of the Former Dianthus common stock issued in the pre-closing financing. In conjunction with the pre-closing financing, the Company also issued pre-funded warrants to purchase 210,320 shares of common stock with a $0.001 per share exercise price. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of June 30, 2024, there were 210,320 pre-funded warrants outstanding related to this financing.

As of June 30, 2024 and December 31, 2023, the Company was authorized to issue up to 150,000,000 shares of $0.001 par value of Company common stock. As of June 30, 2024 and December 31, 2023, the Company had issued and outstanding shares of common stock of 29,352,140 and 14,817,696, respectively.

Each share of Company common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through June 30, 2024.

The Company had the following shares of Company common stock reserved for future issuance as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Issuance of common stock upon exercise of stock options	4,420,676	1,749,475
Equity awards available for grant under stock award plans	2,045,704	879,461
Shares available for issuance under the Employee Stock Purchase Plan	99,578	37,078
Issuance of common stock upon exercise of warrants	4,881,329	214,997
Total common stock reserved for future issuance	11,447,287	2,881,011

11. Preferred Stock and Convertible Preferred Stock

Preferred Stock

As of June 30, 2024, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001. As of June 30, 2024, no shares of preferred stock were issued and outstanding.

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

The 2018 Incentive Plan provides that the number of shares reserved and available for issuance under the 2018 Incentive Plan will automatically increase each January 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 (the “Evergreen Provision”) or such lesser number of shares as determined by the Company’s board of directors or compensation committee of the board of directors. The number of shares reserved for issuance under the 2018 Incentive Plan increased by 592,707 on January 1, 2024. Shares of common stock underlying any awards under the 2018 Incentive Plan, the 2019 Stock Plan and the 2016 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) will be available for future awards under the 2018 Incentive Plan.

On May 23, 2024, the Company's stockholders approved an amendment and restatement of the 2018 Incentive Plan (the “2018 Amended Plan”) to:

•
provide for an increase in the number of shares of common stock reserved for issuance thereunder by 2,931,820 shares;
•
increase the Evergreen Provision (as described above) from 4% to 5% of issued and outstanding shares of common stock on December 31 of the preceding calendar year; and
•
extend the expiration date until March 14, 2034.

As of June 30, 2024, 1,953,704 shares of the Company’s common stock were available for grant under the 2018 Amended Plan.

The 2018 Amended Plan is administered by either the board of directors or the compensation committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the administrator, except that the term of stock options and stock appreciation rights may not be greater than ten years (or five years for certain incentive stock options). Awards typically vest over 12 months to four years. The exercise price for stock options granted may not be less than the fair value of common stock as of the date of grant (or 110% of the fair value of common stock for certain incentive stock options). The fair value of common stock is based on quoted market prices.

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

2019 Employee Stock Purchase Plan

Employees may elect to participate in the Dianthus Therapeutics, Inc. 2019 Employee Stock Purchase Plan, as amended (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. The six-month offering periods previously began in December and June of each year. During the six months ended June 30, 2024 and 2023, there were no shares of common stock purchased under the ESPP. As of June 30, 2024, 99,578 shares remained available for issuance under the ESPP.

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

Stock Option Inducement Grant and Inducement Plan

In December 2023, the Company’s board of directors granted an option to purchase 96,000 shares of common stock to a new hire as an inducement grant. In February 2024, the Company’s board of directors approved the Dianthus Therapeutics, Inc. Equity Inducement Plan (the “Inducement Plan”), which provides for up to 300,000 shares of common stock for inducement awards. As of June 30, 2024, there were 92,000 shares available to be granted under the Inducement Plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2024:

	Number of Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at January 1, 2024	1,749,475	$10.61	8.4	$3,181
Options granted, fair value of $15.72 per share	2,788,000	20.30		16,048
Options exercised	(33,944)	9.14		504
Options forfeited	(82,855)	15.52		926
Balance at June 30, 2024	4,420,676	$16.64	9.1	$42,783
Exercisable options at June 30, 2024	1,026,134	$12.26	8.2	$15,433
Unvested options at June 30, 2024	3,394,542	$17.97	9.4	$27,350

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the common stock for those options that had exercise prices lower than the fair value of the common stock.

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2024 was $15.72 per share.

The table below summarizes the assumptions used to determine the grant-date fair value of stock options issued, presented on a weighted average basis during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.5%	4.1%	4.3%	3.8%
Expected term (in years)	6.0	6.1	6.0	6.1
Expected volatility	92.3%	86.4%	92.7%	85.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Stock Warrants

In April 2021, Former Dianthus issued 4,677 warrants for the purchase of common stock at an exercise price of $1.65 per share. The warrants vested on July 30, 2023 and had a grant date fair value of $1.16 per warrant. As of June 30, 2024, the warrants have a weighted average remaining contractual term of 6.8 years.

Stock-based Compensation Expense

The following table provides a summary of stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,350	$141	$2,189	$332
General and administrative	1,751	321	2,947	663
Total stock-based compensation expense	$3,101	$462	$5,136	$995

As of June 30, 2024, there was $45.5 million of total unrecognized compensation cost related to granted stock options. The Company expects to recognize that cost over a remaining weighted-average period of 3.4 years.

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

In June 2022, the Company and Zenas executed the license agreement (“Zenas License”). The Zenas Option and Zenas License are collectively referred to as the “Zenas Agreements.” The Zenas License provides Zenas with a license in the People’s Republic of China, including Hong Kong, Macau, and Taiwan, for the development and commercialization of sequences and products under the first antibody sequence. The Company is also obligated to perform certain research and development and CMC services and will also participate in a joint steering committee (“JSC”). Under the Zenas License, Zenas also has the right to exercise an option with respect to a second antibody sequence. If Zenas exercises the option and pays the Company the option exercise fee related to the second antibody sequence, the Company will grant Zenas an exclusive license to the sequences and products under this second antibody sequence.

Since the Zenas Agreements were negotiated with a single commercial objective, they are treated as a combined contract for accounting purposes. The Company assessed the Zenas Agreements in accordance with ASC 606 and concluded that it represents a contract with a customer and is within the scope of ASC 606. The Company determined that there is one combined performance obligation that consists of the license and data transfer, the research and development and CMC services and the participation in the JSC. The Company determined that Zenas’ right to exercise an option with respect to a second antibody sequence does not represent a material right.

The consideration under the Zenas Agreements includes the following payments by Zenas to the Company: (i) a $1.0 million upfront payment upon execution of the Zenas License; (ii) an approximate $1.1 million payment representing reimbursement for a portion of development costs previously incurred by the Company; (iii) reimbursement of a portion of all CMC-related costs and expenses for the first antibody sequence through the manufacture of the first two batches of drug product; (iv) reimbursement of a portion of all non-CMC-related costs and expenses for the development of the first antibody sequence through the first regulatory approval; (v) development milestones totaling up to $11.0 million; and (vi) royalties on net sales ranging from the mid-single digits to the low teen percentages.

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

The Company also determined that the milestone payments of $11.0 million are variable consideration under ASC 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the milestones, such as the regulatory approvals which are generally not within the Company’s control, the Company will not consider achievement of this milestone to be probable until the uncertainty associated with such milestone has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price for which the Company recognizes revenue. As of June 30, 2024, no milestones had been achieved.

There is a sales or usage-based royalty exception within ASC 606 that applies when a license of intellectual property is the predominant item to which the royalty relates. In accordance with this royalty exception, the Company will recognize royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of June 30, 2024, no royalty revenue had been recognized.

The Company recognized related party license revenue totaling $1.9 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $2.7 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively, associated with the Zenas Agreements. As of June 30, 2024, the Company recorded a related party receivable of $0.8 million, unbilled related party receivable of $0.8 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.7 million on its unaudited condensed consolidated balance sheet. As of December 31, 2023, the Company recorded a related party receivable of $0.3 million, unbilled related party receivable of $0.2 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.7 million on its unaudited condensed consolidated balance sheet.

14. Net Loss Per Share

Basic and diluted net loss per share of common stock is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(17,607)	$(11,140)	$(31,355)	$(18,229)
Denominator:
Weighted-average shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants	34,227,038	875,279	31,794,881	875,279
Less: weighted-average unvested restricted shares of common stock	—	(379)	—	(474)
Weighted-average shares used to compute net loss per share of common stock, basic and diluted	34,227,038	874,900	31,794,881	874,805
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(12.73)	$(0.99)	$(20.84)

Pre-funded warrants totaling 4,876,652 shares have been included in the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2024 as the pre-funded warrants are issuable for nominal consideration pursuant to their terms.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Convertible preferred stock (as converted)	—	7,269,183	—	7,269,183
Stock options outstanding	4,420,676	1,494,028	4,420,676	1,494,028
Unvested restricted shares of common stock	—	254	—	254
Warrants for the purchase of common stock	4,677	4,677	4,677	4,677
Total	4,425,353	8,768,142	4,425,353	8,768,142

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

The Company pays annual license fees and annual partnered antibody program fees totaling $0.1 million to Alloy. The Company is also obligated to pay a $0.1 million fee to Alloy if the Company sublicenses a product developed with Alloy antibodies or platform assisted antibodies. Upon the achievement, with the first selected antibody for products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $1.8 million and $11.0 million, respectively. Upon the achievement, with the second selected antibody for products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $3.1 million and $15.0 million, respectively. The Company recorded $0.6 million during each of the three and six months ended June 30, 2024 and $50 thousand during each of the three and six months ended June 30, 2023 for amounts owed under the Alloy license agreement within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Upon the achievement of certain development milestones, the Company is obligated to make additional payments to OmniAb of up to $12.2 million. Upon the achievement of certain commercial milestones, the Company is obligated to make royalty payments in the low to mid-single digit percentages. The Company did not record any amounts owed under the Ligand license agreement during the six months ended June 30, 2024. The Company recorded $50 thousand and $0.2 million during the three and six months ended June 30, 2023, respectively, for amounts owed under the Ligand license agreement within research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Upon the achievement, with the first development program with IONTAS, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to IONTAS of up to £3.1 million (approximately $3.9 million based on the June 30, 2024 exchange rate) and £2.3 million (approximately $2.9 million based on the June 30, 2024 exchange rate), respectively. Upon the achievement, with the second development program with IONTAS, of certain development milestones, the Company is obligated to make additional payments to IONTAS of up to £2.5 million (approximately $3.2 million based on the June 30, 2024 exchange rate). The Company recorded $0.6 million and $1.0 million during the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.4 million during the three and six months ended June 30, 2023, respectively, for amounts owed under the IONTAS collaborative research license agreement within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to employees, consultants, vendors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification agreements. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of June 30, 2024 and December 31, 2023.

Litigation

From time to time, the Company may be exposed to litigation relating to potential products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other

As of June 30, 2024 and December 31, 2023, the Company had standing agreements with consultants, contractors or service providers whose terms do not yield material long-term commitments.

16. Related Party Transactions

Zenas BioPharma Limited

The Company is a party to option and license agreements with Zenas, a related party. The Company considers Zenas to be a related party because (i) Tellus BioVentures LLC (“Tellus”), whose sole member is a significant shareholder in the Company and has a seat on the Board of Directors of the Company, is also a significant shareholder in Zenas and serves as Chief Executive Officer and Chairman of the Board of Directors of Zenas and (ii) Fairmount Healthcare Fund LP and Fairmount Healthcare Fund II LP (together, the “Fairmount Funds”), who are significant shareholders in the Company and have a seat on the Board of Directors of the Company, are also significant shareholders in Zenas and have a seat on the Board of Directors of Zenas. As of June 30, 2024, Tellus and affiliated entities owned approximately 5%, and the Fairmount Funds and affiliated entities owned approximately 9% of the Company’s outstanding shares. See Note 13 for more information. In connection with these agreements, the Company recognized $1.9 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $2.7 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively, within the license revenue – related party line item in the unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024, the Company recorded a related party receivable of $0.8 million, unbilled related party receivable of $0.8 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.7 million on its unaudited condensed consolidated balance sheet. As of December 31, 2023, the Company recorded a related party receivable of $0.3 million, unbilled related party receivable of $0.2 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.7 million on its unaudited condensed consolidated balance sheet.

In 2020, Zenas issued 156,848 shares of common stock to the Company in exchange for the Zenas Option. The Company determined that the fair value on the date of issuance was not material to its unaudited condensed consolidated financial statements. The Company used the measurement alternative as the measurement attribute for accounting for the Zenas common stock which does not require it to assess the fair value of the common stock at each reporting period as the fair value of the Zenas common stock is not readily determinable nor is there a reliable source for observable transactions from which the Company could determine a fair value. In addition, the Company does not have ready access to significant events occurring at Zenas. If the Company does identify observable price changes in orderly transactions for the identical or similar shares of common stock of Zenas, the Company will measure the shares of common stock at fair value as of the date that the observable transaction occurred.

Fairmount Funds

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

Overview

We are a clinical-stage biotechnology company focused on developing next-generation complement therapeutics for patients living with severe autoimmune and inflammatory diseases. We believe our lead novel and proprietary monoclonal antibody product candidate, DNTH103, has the potential to address a broad array of complement-dependent diseases as currently available therapies or those in development leave room for improvements in efficacy, safety, and/or dosing convenience. We have purposefully engineered DNTH103 to selectively bind to only the active form of the C1s complement protein (“C1s”) and to exhibit improved potency and an extended half-life. By selectively targeting only the active form of C1s, which drives disease pathology and constitutes only a small fraction of the total protein present in circulation, we aim to reduce the amount of drug required for a therapeutic effect. We intend to deliver our product candidate through a lower dose, less frequent, self-administered, convenient subcutaneous (“S.C.”) injection suitable for an auto-injector.

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

In February 2024, we announced the initiation of our Phase 2 MaGic trial of DNTH103 in patients with generalized Myasthenia Gravis (“gMG”). The initiation followed clearance by the U.S. Food and Drug Administration (“FDA”) of the Phase 2 Investigational New Drug (“IND”) application for DNTH103. The Phase 2 MaGic trial is a global, randomized, double-blind, placebo-controlled Phase 2 trial in up to 60 patients with gMG who are acetylcholine receptor antibody positive. Following an initial loading dose, DNTH103 will be administered every two weeks via S.C. injection. The S.C. treatment duration will initially be 12 weeks with a 52-week open label extension. The primary endpoint of the trial is safety and tolerability. Secondary endpoints include Myasthenia Gravis Activities of Daily Living Scale (“MG-ADL”) and Quantitative Myasthenia Gravis (“QMG”) score assessments. Initial top-line results from this trial are anticipated to be available in the second half of 2025.

In June 2024, we announced clearance of our Phase 2 IND application by the FDA for the MoMeNtum trial of DNTH103 in patients with Multifocal Motor Neuropathy (“MMN”). The MoMeNtum trial is a global, randomized, double-blind, placebo-controlled Phase 2 trial designed to evaluate the safety, tolerability, and efficacy of DNTH103 in 36 patients with MMN. Following determination of immunoglobulin (“Ig”) dependency and responsiveness, patients will be randomized to receive a placebo or DNTH103, administered every two weeks via S.C. injection. The initial S.C. treatment duration is expected to be 17 weeks followed by a 52-week open label extension. The primary endpoint of this trial is safety and tolerability. Secondary endpoints include time to intravenous Ig retreatment, time to relapse, and assessments of muscle and grip strength. Initial top-line results from this trial are anticipated to be available in the second half of 2026.

DNTH103 is designed to selectively target the active form of C1s, inhibiting only the classical pathway, while leaving the lectin and alternative pathways intact. As a result, we aim to demonstrate that DNTH103 may have a reduced risk of infections from encapsulated bacteria when compared to C5 terminal inhibitors, thus potentially avoiding a FDA Boxed Warning and associated Risk Evaluation and Mitigation Strategy (“REMS”). We believe that DNTH103 has the potential to yield therapeutic benefit in multiple autoimmune and inflammatory disease indications where inappropriate activation of the classical pathway cascade drives or exacerbates the disease pathology by inhibiting the ability of activated C1s to effect downstream complement activity, ameliorating complement mediated cell death and disruption of normal cellular function.

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

See Item 1 of Part I “Financial Statements––Note 1 – Organization, Description of Business and Liquidity” for additional information.

Background

Since our inception in 2019, we have devoted substantially all of our resources to conducting research and development activities (including with respect to the DNTH103 program) and undertaking preclinical studies, conducting clinical trials and the manufacturing of the product used in our clinical trials and preclinical studies, business planning, developing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.

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

To date, we have funded our operations primarily with proceeds from the sale of capital stock and have raised aggregate gross proceeds of $423.5 million from private placements. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $360.7 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund our operations into the second half of 2027. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand and expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we will be required to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners.

We have incurred significant recurring losses. We generated net losses of $31.4 million and $18.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $120.8 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing, scope and results of our research and development activities. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, if and as we:

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
•
operate as a public company.

We do not have any products approved for commercial sale and we have not generated any commercial revenue from product sales. Our ability to generate product revenue sufficient to achieve and maintain profitability will depend upon the successful development and eventual commercialization of DNTH103 or any future product candidates, which we expect, if it ever occurs, will take many years. We expect to spend a significant amount on development and marketing costs prior to such time. We will therefore require substantial additional capital to develop DNTH103 and any future product candidates and to support our continuing operations. We may never succeed in achieving regulatory and marketing approval for DNTH103 or any future product candidates. We may obtain unexpected results from our preclinical and clinical trials. We may elect to discontinue, delay, or modify preclinical and clinical trials of DNTH103 or any future product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, we expect to finance our operations through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, we may be unable to raise additional capital from these sources on favorable terms, or at all. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners. We may also be required to license rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot provide assurance that we will ever generate positive cash flow from operating activities. See the section titled “—Liquidity and Capital Resources.”

Global and Macroeconomic Developments

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with legislative, regulatory, political, geopolitical and macroeconomic developments beyond our control, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy or foreign currency exchange rates, instability in financial institutions, the prospect of a shutdown of the U.S. federal government, the ongoing conflict in Ukraine, conflict in the Middle East, rising tensions between China and Taiwan, the attacks on marine vessels traversing the Red Sea and the responses thereto, pandemics or other public health crises and supply chain disruptions. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, including the impacts on participants in our clinical trials, employees, suppliers, vendors, business partners and regulators, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to Dianthus’ business, results of operations, liquidity and capital resources. For additional information, see the section titled “Risk Factors” found elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024.

Components of Results of Operations

Revenue

Since inception, we have not generated any revenue from product sales, and we do not expect to generate any revenue from the sales of products in the foreseeable future.

We are a party to an option agreement and license agreement with Zenas BioPharma, Inc. (formerly Zenas BioPharma Limited) (“Zenas BioPharma”), a related party. In September 2020, we entered into an option agreement with Zenas BioPharma (“Zenas Option”), through which we provided Zenas BioPharma an option to enter into an exclusive license agreement for the development and commercialization of products arising from our research of monoclonal antibody antagonists targeting certain specific complement proteins. In June 2022, we and Zenas BioPharma executed a license agreement (“Zenas License Agreement”). The Zenas Option and Zenas License Agreement are collectively referred to as the “Zenas Agreements.” The Zenas License Agreement provides Zenas BioPharma with a license in the People’s Republic of China, including Hong Kong, Macau, and Taiwan, for the development and commercialization of sequences and products under the first antibody sequence.

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

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), we determined that there is one combined performance obligation that consists of the license and data transfer, the CMC and non-CMC services and the participation in a joint steering committee, and that the combined performance obligation is satisfied over time. Therefore, we will recognize the transaction price from the license agreement over our estimated period to complete our activities. We concluded that we would utilize a cost-based input method to measure our progress toward completion of our performance obligation and to calculate the corresponding amount of revenue to recognize each period. We believe this is the best measure of progress because other measures do not reflect how we transfer our performance obligation to Zenas Biopharma. In applying the cost-based input method of revenue recognition, we use actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue will be recognized based on the level of costs incurred relative to the total budgeted costs for the performance obligations. A cost-based input method of revenue recognition requires us to make estimates of costs to complete the performance obligation. In making such estimates, judgment is required to evaluate assumptions related to cost estimates.

There is a sales or usage-based royalty exception within ASC 606 that applies when a license of intellectual property is the predominant item to which the royalty relates. In accordance with this royalty exception, we will recognize royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of June 30, 2024 and December 31, 2023, no royalty revenue had been recognized.

We also determined that the milestone payments of $11.0 million are variable consideration under ASC 606, which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the milestones, such as the regulatory approvals which are generally not within our control, we will not consider achievement of this milestone to be probable until the uncertainty associated with such milestone has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price for which we recognize revenue. As of June 30, 2024 and December 31, 2023, no milestones had been achieved.

For the three months ended June 30, 2024 and 2023, we recognized related party license revenue totaling $1.9 million and $1.0 million, respectively, associated with the Zenas Agreements. For the six months ended June 30, 2024 and 2023, we recognized related party license revenue totaling $2.7 million and $1.5 million, respectively, associated with the Zenas Agreements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and June 30, 2023

The following table summarizes our results of operations and other comprehensive loss for the periods indicated:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Revenues:
License revenue - related party	$1,863	$969
Operating expenses:
Research and development	18,070	10,253
General and administrative	5,997	2,492
Total operating expenses	24,067	12,745
Loss from operations	(22,204)	(11,776)
Other income/(expense):
Interest income	4,708	687
Loss on currency exchange, net	(31)	(28)
Other expense	(80)	(23)
Total other income	4,597	636
Net loss	$(17,607)	$(11,140)

License Revenue—Related Party

Under the terms of the Zenas Agreements, we recognized related party license revenue of $1.9 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively. The increase was primarily due to increased clinical operations activity costs associated with the commencement of DNTH103's Phase 2 clinical trial in gMG in the first quarter of 2024, along with preparations to initiate additional Phase 2 clinical trials in MMN and Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”) in the second half of 2024.

Research and Development Expenses

Research and development expenses were $18.1 million for the three months ended June 30, 2024, as compared to $10.3 million for the three months ended June 30, 2023, an increase of $7.8 million. This increase was due to (1) a $5.1 million increase in external research and development costs, consisting of preclinical study costs, CMC activities, third-party consulting services, clinical operation activities, license and milestone payments and discovery activities and (2) a $2.7 million increase in internal research and development costs, consisting of personnel and related costs, stock-based compensation expense, and other costs.

The $5.1 million increase in external research and development costs was related to our lead product candidate, DNTH103. For the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, there were increases in expenses related to DNTH103 of $3.7 million in clinical operations activities, $0.7 million in CMC activities, $0.4 million in third-party consulting services and $0.4 million in licensing and milestone payments, partially offset by a decrease of $0.1 million in preclinical study costs related to DNTH103. The increased amount of DNTH103-related costs in clinical operations, consulting and milestone payments results from activities related to the commencement of DNTH103’s Phase 2 clinical trial in gMG in the first quarter of 2024 and our preparations to initiate additional Phase 2 clinical trials in MMN (following the clearance of our Phase 2 IND application by the FDA in the second quarter of 2024) and in CIDP in the second half of 2024.

The $2.7 million increase in internal research and development costs was due to a $1.5 million increase in personnel and related costs and a $1.2 million increase in stock-based compensation expense. The increases were due to the build out of our internal research and development function to support our ongoing and planned Phase 2 clinical trials.

General and Administrative Expenses

General and administrative expenses were $6.0 million for the three months ended June 30, 2024, as compared to $2.5 million for the three months ended June 30, 2023, an increase of $3.5 million. The increase was primarily due to increases of $0.8 million in personnel-related costs, $1.4 million in stock-based compensation expense, $0.4 million in professional services costs, $0.3 million in third-party consulting services costs and $0.6 million in other costs. The increases in costs were due to the build out of our general and administrative function to support our operations as a public company and to support our ongoing and planned Phase 2 clinical trials.

Other Income/(Expense)

Other income was $4.6 million for the three months ended June 30, 2024, as compared to $0.6 million for the three months ended June 30, 2023, an increase of $4.0 million. The increase was primarily due to an increase in interest income from a larger investment balance and higher interest rates on investments.

Comparison of the Six Months Ended June 30, 2024 and June 30, 2023

The following table summarizes our results of operations and other comprehensive loss for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Revenues:
License revenue - related party	$2,737	$1,445
Operating expenses:
Research and development	31,148	16,100
General and administrative	11,637	4,804
Total operating expenses	42,785	20,904
Loss from operations	(40,048)	(19,459)
Other income/(expense):
Interest income	8,930	1,293
Loss on currency exchange, net	(43)	(37)
Other expense	(194)	(26)
Total other income	8,693	1,230
Net loss	$(31,355)	$(18,229)

License Revenue—Related Party

Under the terms of the Zenas Agreements, we recognized related party license revenue of $2.7 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily due increased clinical operations activity costs associated with the commencement of DNTH103's Phase 2 clinical trial in gMG in the first quarter of 2024, along with preparations to initiate additional Phase 2 clinical trials in MMN and CIDP in the second half of 2024.

Research and Development Expenses

Research and development expenses were $31.2 million for the six months ended June 30, 2024, as compared to $16.1 million for the six months ended June 30, 2023, an increase of $15.1 million. This increase was due to (1) a $9.7 million increase in external research and development costs, consisting of preclinical study costs, CMC activities, third-party consulting services, clinical operation activities, license and milestone payments and discovery activities and (2) a $5.4 million increase in internal research and development costs, consisting of personnel and related costs, stock-based compensation expense, and other costs.

The $9.7 million increase in external research and development costs was due to a $9.6 million increase in expenses related to our lead product candidate, DNTH103, and a $0.1 million increase in expenses related to our discovery activities. For the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, there were increases in expenses related to DNTH103 of $6.1 million in clinical operations activities, $3.1 million in CMC activities, $0.5 million in third-party consulting services and $0.5 million in licensing and milestone payments, partially offset by a decrease of $0.6 million in preclinical study costs related to DNTH103. The increased amount of DNTH103-related costs in clinical operations, CMC, consulting and milestone payments results from activities related to the commencement of DNTH103’s Phase 2 clinical trial in gMG in the first quarter of 2024 and our preparations to initiate additional Phase 2 clinical trials in MMN (following the clearance of our Phase 2 IND application by the FDA in the second quarter of 2024) and in CIDP in the second half of 2024. The decreased amounts of DNTH103-related preclinical study costs was due to the substantial completion of a chronic toxicology study in the second half of 2023. The $0.1 million increase in expenses related to our discovery activities was due to development activities of potential molecules beyond DNTH103 in the six months ended June 30, 2024.

The $5.4 million increase in internal research and development costs was due to a $3.0 million increase in personnel and related costs, a $1.9 million increase in stock-based compensation expense, and a $0.5 million increase in other costs. The increases were due to the build out of our internal research and development function to support our ongoing and planned Phase 2 clinical trials.

General and Administrative Expenses

General and administrative expenses were $11.6 million for the six months ended June 30, 2024, as compared to $4.8 million for the six months ended June 30, 2023, an increase of $6.8 million. The increase was primarily due to increases of $1.6 million in personnel-related costs, $2.3 million in stock-based compensation expense, $1.2 million in professional services costs, $0.9 million in third-party consulting services costs and $0.8 million in other costs. The increases in costs were due to the build out of our general and administrative function to support our operations as a public company and to support our ongoing and planned Phase 2 clinical trials.

Other Income/(Expense)

Other income was $8.7 million for the six months ended June 30, 2024, as compared to $1.2 million for the six months ended June 30, 2023, an increase of $7.5 million. The increase was primarily due to an increase of $7.6 million in interest income from a larger investment balance and higher interest rates on investments, partially offset by an increase in other expenses of $0.1 million.

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

In order to complete the development of DNTH103 or any future product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize product candidates, if approved, we will require substantial additional capital. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, we expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from bank failures, other general macroeconomic conditions and otherwise. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners. We cannot provide assurance that we will ever generate positive cash flow from operating activities.

To date, we have funded our operations primarily with proceeds from the sale of capital stock and have raised aggregate gross proceeds of $423.5 million. However, we have incurred significant recurring losses. We had an accumulated deficit of $120.8 million as of June 30, 2024. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $360.7 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund our operations into the second half of 2027. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand and expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(29,469)	$(15,015)
Net cash (used in)/provided by investing activities	(4,338)	39,995
Net cash provided by financing activities	215,651	—
Increase in cash, cash equivalents and restricted cash	$181,844	$24,980

Cash Flows from Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities consisted of a net loss of $31.4 million and an increase in net operating assets and liabilities of $2.5 million, partially offset by net non-cash operating expenses of $4.4 million. The increase in net operating assets and liabilities was primarily attributable to increases in other assets of $1.5 million, unbilled receivable from Zenas BioPharma of $0.6 million, receivable from Zenas BioPharma of $0.5 million and prepaid expenses and other current assets of $0.1 million, partially offset by an increase in accounts payable, accrued expenses and operating lease liabilities of $0.2 million. The non-cash operating expenses consisted mainly of stock-based compensation expense of $5.1 million and amortization of right-of-use operating lease assets of $0.2 million, partially offset by accretion of discount on short-term investments of $0.9 million.

For the six months ended June 30, 2023, net cash used in operating activities consisted of a net loss of $18.2 million, partially offset by a decrease in net operating assets and liabilities of $2.6 million and net non-cash operating expenses of $0.6 million. The decrease in net operating assets and liabilities was primarily attributable to decreases in receivable from Zenas BioPharma of $4.3 million, unbilled receivable from Zenas BioPharma of $0.5 million and prepaid expenses and other current assets of $0.7 million, partially offset by an increase in deferred transaction costs related to the Reverse Merger of $1.2 million and a decrease in accounts payable, accrued expenses and operating lease liabilities of $1.7 million. The non-cash operating expenses consisted mainly of stock-based compensation expense of $1.0 million and amortization of right-of-use operating lease assets of $0.1 million, partially offset by accretion of discount on short-term investments of $0.5 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities consisted of $27.3 million of purchases of short-term investments, partially offset by $23.0 million of proceeds from maturities of short-term investments.

For the six months ended June 30, 2023, net cash provided by investing activities consisted of $43.9 million of proceeds from maturities of short-term investments, partially offset by $3.9 million of purchases of short-term investments.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities consisted of $215.3 million of net proceeds from the private placement and $0.3 million of proceeds from the exercise of stock options.

For the six months ended June 30, 2023, net cash provided by financing activities consisted of $0.4 million of proceeds from promissory notes payable to Fairmount Funds, offset by a $0.4 million repayment of promissory notes payable to Fairmount Funds.

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

In September 2022, Former Dianthus entered into a commercial platform license agreement and services agreement with two subsidiaries of Ligand Pharmaceuticals Incorporated (“Ligand”). In November 2022, Ligand spun-off these subsidiaries into a separate legal entity, OmniAb, Inc. (“OmniAb”). The platform license agreement and services agreement with OmniAb grants us (i) a worldwide, non-exclusive, non-sublicensable license under the OmniAb technology to use chicken animals for generation of OmniAb antibodies for research purposes and (ii) a worldwide, non-exclusive license under the OmniAb technology to use rodent animals for generation of OmniAb antibodies for research purposes. In addition to annual license fees, we are obligated to pay development milestones payments of up to $12.2 million and to pay royalties in the low to mid-single digit percentages.

In July 2020, Former Dianthus entered into a collaborative research agreement with IONTAS Limited (“IONTAS”) to perform certain milestone-based research and development activities under our first development program. The agreement was amended in January 2023 to extend services to additional development programs. We are obligated to pay development and commercial milestone payments of up to £5.4 million (approximately $6.8 million based on the June 30, 2024 exchange rate) with the first development program and of up to £2.5 million (approximately $3.2 million based on the June 30, 2024 exchange rate) with the second development program.

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

We enter into consulting, research, and other agreements with commercial firms, researchers, and others for the provision of goods and services. Under such agreements, we may pay for services on a monthly, quarterly, project or other basis. Such arrangements are generally cancelable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date, whereas payments are dictated by the terms of each agreement. As such, depending on the timing of payment relative to the receipt of goods or services, we may record either prepaid expenses or accrued services. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on our behalf.

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

Prior to the Reverse Merger, due to a lack of company-specific historical and implied volatility data, we based our estimate of expected volatility on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We believe the group selected had sufficiently similar economic and industry characteristics and includes companies that were most representative of us. Following the Reverse Merger, expected volatility at the date of grant is estimated using a “look-back” period, which coincides with the expected term, of our stock price as reported on the Nasdaq Capital Market.

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

Because the Zenas Agreements were negotiated with a single commercial objective, they are treated as a combined contract for accounting purposes. We assessed the Zenas Agreements in accordance with ASC 606 and concluded that it represents a contract with a customer and is within the scope of ASC 606. We determined that there is one combined performance obligation that consists of the license and data transfer, the research and development services and the participation in the joint steering committee. We determined that Zenas BioPharma’s right to exercise an option with respect to a second antibody sequence does not represent a material right.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the previously identified material weaknesses described below, our disclosure controls and procedures were not effective as of June 30, 2024. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the quarter ended June 30, 2024.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans. During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1*#	Dianthus Therapeutics, Inc. 2019 Employee Stock Purchase Plan, as amended.
10.2#

Second Amended and Restated Dianthus Therapeutics, Inc. Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 28, 2024).

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

DIANTHUS THERAPEUTICS, INC.

Date: August 8, 2024	By:	/s/ Marino Garcia
Name: Marino Garcia
Title: President and Chief Executive Officer (Principal Executive Officer)

DIANTHUS THERAPEUTICS, INC.

Date: August 8, 2024	By:	/s/ Ryan Savitz
Name: Ryan Savitz
Title: Chief Financial Officer and Chief Business Officer (Principal Financial Officer)