Form 10-Q
period 2024-09-30
Dianthus Therapeutics, Inc. /DE/
filed 2024-11-07
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, the registrant had 29,596,965 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to advance the development of DNTH103 and our other potential product candidates or preclinical activities under the timelines we anticipate in planned and future clinical trials;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$33,671	$132,325
Short-term investments	247,452	41,393
Receivable from related party	1,390	294
Unbilled receivable from related party	1,293	184
Prepaid expenses and other current assets	3,683	3,255
Total current assets	287,489	177,451
Long-term investments	61,482	—
Property and equipment, net	189	185
Right-of-use operating lease assets	352	615
Other assets and restricted cash	4,736	1,154
Total assets	$354,248	$179,405
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,572	$2,610
Accrued expenses	7,727	6,504
Current portion of deferred revenue - related party	100	100
Current portion of operating lease liabilities	311	417
Total current liabilities	15,710	9,631
Deferred revenue - related party	640	736
Long-term operating lease liabilities	—	168
Total liabilities	16,350	10,535
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; authorized shares – 10,000,000 at September 30, 2024 and December 31, 2023; issued and outstanding – none at September 30, 2024 and December 31, 2023	—	—
Common stock; $0.001 par value per share; authorized shares – 150,000,000 at September 30, 2024 and December 31, 2023; issued and outstanding shares – 29,366,352 and 14,817,696 at September 30, 2024 and December 31, 2023, respectively	29	15
Additional paid-in capital	483,140	258,231
Accumulated deficit	(145,952)	(89,423)
Accumulated other comprehensive income	681	47
Total stockholders’ equity	337,898	168,870
Total liabilities and stockholders’ equity	$354,248	$179,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
License revenue - related party	$2,172	$924	$4,909	$2,369
Operating expenses:
Research and development	25,544	7,960	56,692	24,060
General and administrative	6,528	8,723	18,165	13,527
Total operating expenses	32,072	16,683	74,857	37,587
Loss from operations	(29,900)	(15,759)	(69,948)	(35,218)
Other income/(expense):
Interest income	4,445	1,027	13,375	2,320
Gain on investment in related party	307	—	307	—
Loss on currency exchange, net	(48)	(16)	(91)	(53)
Other income/(expense)	22	(15)	(172)	(41)
Total other income	4,726	996	13,419	2,226
Net loss	$(25,174)	$(14,763)	$(56,529)	$(32,992)
Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(3.78)	$(1.73)	$(17.40)
Weighted-average number of shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants, used in computing net loss per share of common stock, basic and diluted	34,236,728	3,906,886	32,614,771	1,896,605
Comprehensive loss:
Net loss	$(25,174)	$(14,763)	$(56,529)	$(32,992)
Other comprehensive income:
Change in unrealized gains related to available-for-sale debt securities	718	15	634	157
Total other comprehensive income	718	15	634	157
Total comprehensive loss	$(24,456)	$(14,748)	$(55,895)	$(32,835)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit)

(in thousands, except share data)

(unaudited)

							Accumulated
							Other	Total
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income/(Loss)	Equity/(Deficit)
Balance, December 31, 2023	—	$—	14,817,696	$15	$258,231	$(89,423)	$47	$168,870
Issuance of common stock and pre-funded warrants in connection with the private placement, net of issuance costs of $14,665	—	—	14,500,500	14	215,319	—	—	215,333
Exercise of stock options	—	—	30,430	—	271	—	—	271
Stock-based compensation expense	—	—	—	—	2,035	—	—	2,035
Net loss	—	—	—	—	—	(13,748)	—	(13,748)
Other comprehensive loss	—	—	—	—	—	—	(74)	(74)
Balance, March 31, 2024	—	$—	29,348,626	$29	$475,856	$(103,171)	$(27)	$372,687
Exercise of stock options	—	—	3,514	—	47	—	—	47
Stock-based compensation expense	—	—	—	—	3,101	—	—	3,101
Net loss	—	—	—	—	—	(17,607)	—	(17,607)
Other comprehensive loss	—	—	—	—	—	—	(10)	(10)
Balance, June 30, 2024	—	$—	29,352,140	$29	$479,004	$(120,778)	$(37)	$358,218
Exercise of stock options	—	—	14,212	—	296	—	—	296
Stock-based compensation expense	—	—	—	—	3,840	—	—	3,840
Net loss	—	—	—	—	—	(25,174)	—	(25,174)
Other comprehensive gain	—	—	—	—	—	—	718	718
Balance, September 30, 2024	—	$—	29,366,352	$29	$483,140	$(145,952)	$681	$337,898

Balance, December 31, 2022	33,336,282	$118,024	875,279	$—	$1,661	$(45,868)	$(161)	$(44,368)
Stock-based compensation expense	—	—	—	—	533	—	—	533
Net loss	—	—	—	—	—	(7,089)	—	(7,089)
Other comprehensive income	—	—	—	—	—	—	104	104
Balance, March 31, 2023	33,336,282	$118,024	875,279	$—	$2,194	$(52,957)	$(57)	$(50,820)
Stock-based compensation expense	—	—	—	—	462	—	—	462
Net loss	—	—	—	—	—	(11,140)	—	(11,140)
Other comprehensive income	—	—	—	—	—	—	38	38
Balance, June 30, 2023	33,336,282	$118,024	875,279	$—	$2,656	$(64,097)	$(19)	$(61,460)
Exercise of common stock options	—	—	2,798	1	4	—	—	5
Conversion of convertible preferred stock to common stock in connection with the Reverse Merger	(33,336,282)	(118,024)	7,269,183	1	118,023	—	—	118,024
Issuance of common stock and pre-funded warrants in the pre-closing financing, net of issuance costs of $4,250	—	—	2,873,988	—	67,750	—	—	67,750
Issuance of common stock to former stockholders of Magenta Therapeutics, Inc. in connection with the Reverse Merger	—	—	3,796,514	—	71,595	—	—	71,595
Adjustment for change in common stock par value in connection with the Reverse Merger	—	—	—	13	(13)	—	—	—
Reverse recapitalization transaction costs	—	—	—	—	(3,964)	—	—	(3,964)
Stock-based compensation expense	—	—	—	—	1,179	—	—	1,179
Net loss	—	—	—	—	—	(14,763)	—	(14,763)
Other comprehensive income	—	—	—	—	—	—	15	15
Balance, September 30, 2023	—	$—	14,817,762	$15	$257,230	$(78,860)	$(4)	$178,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(56,529)	$(32,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	70	47
Stock-based compensation expense	8,976	2,174
Accretion of discount on investment securities	(3,281)	(896)
Amortization of right-of-use operating lease assets	264	205
Gain on investment in related party	(307)	—
Changes in operating assets and liabilities:
Receivable from related party	(1,096)	4,468
Unbilled receivable from related party	(1,109)	419
Prepaid expenses and other current assets	(428)	2,546
Other assets	(3,111)	10
Accounts payable, accrued expenses and operating lease liabilities	5,911	(942)
Deferred revenue - related party	(96)	(46)
Net cash used in operating activities	(50,736)	(25,007)
Cash flows from investing activities:
Capital expenditures	(74)	(100)
Purchases of investment securities	(305,628)	(31,195)
Proceeds from maturities of investment securities	42,000	59,785
Net cash (used in)/provided by investing activities	(263,702)	28,490
Cash flows from financing activities:
Proceeds from exercise of stock options	614	5
Proceeds from the private placement	229,998	—
Payment of issuance costs in connection with the private placement	(14,665)	—
Proceeds from the pre-closing financing	—	72,000
Payment of issuance costs in connection with pre-closing financing	—	(50)
Cash acquired in connection with the reverse recapitalization	—	69,738
Payment of reverse recapitalization transaction costs	—	(3,254)
Proceeds from issuance of promissory notes payable to related party	—	377
Repayment of promissory notes payable to related party	—	(377)
Net cash provided by financing activities	215,947	138,439
(Decrease)/increase in cash, cash equivalents and restricted cash	(98,491)	141,922
Cash, cash equivalents and restricted cash, beginning of period	132,391	15,425
Cash, cash equivalents and restricted cash, end of period	$33,900	$157,347
Supplemental Disclosure
Cash and cash equivalents	$33,671	$157,282
Restricted cash	229	65
Total cash, cash equivalents and restricted cash	$33,900	$157,347
Issuance costs in connection with pre-closing financing included in accrued expenses	$—	$4,200
Transaction costs related to reverse recapitalization included in accounts payable and accrued expenses	$—	$710
Conversion of convertible preferred stock into common stock	$—	$118,024
Additions to right-of-use lease assets from new operating lease liabilities	$—	$89

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

On September 11, 2023, prior to the effective time of the Reverse Merger, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent, pursuant to which pre-Reverse Merger holders of Magenta common stock received one non-transferable contingent value right (each, a “CVR”) for each outstanding share of Magenta common stock held by such stockholder immediately prior to the effective time of the Reverse Merger on September 11, 2023. Subject to, and in accordance with, the terms and conditions of the CVR Agreement, each CVR represents the contractual right to receive a pro rata portion of the proceeds, if any, received by the Company as a result of (i) contingent payments made to the Company, such as milestone, royalty or earnout, when received under any pre-Reverse Merger disposition agreements related to Magenta’s pre-Reverse Merger assets and (ii) the Company’s sale of assets after the effective date of the Reverse Merger and prior to December 31, 2023, in each case, received within a three-year period following the closing of the Reverse Merger. As of September 30, 2024, no payments have been received under the CVR Agreement.

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

Liquidity

In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”):

•
Since its inception, the Company has funded its operations primarily with outside capital and has incurred significant recurring losses, including net losses of $56.5 million and $33.0 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $146.0 million as of September 30, 2024;
•
The Company expects to continue to incur significant recurring losses and rely on outside capital to fund its operations for the foreseeable future; and
•
As of the issuance date, the Company expects that its existing cash, cash equivalents and investments on hand will be sufficient to fund its obligations as they become due for at least twelve months beyond the issuance date. The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for its existing product candidate and any future product candidates to support commercialization and providing general and administrative support for its operations, including the costs associated with operating as a public company.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and for the nine months ended September 30, 2024 and 2023 have been prepared in conformity with U.S. GAAP, for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 21, 2024. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments. The Company regularly maintains deposits in accredited financial institutions in excess of federally insured limits. The Company invests its excess cash primarily in money market funds, U.S. treasury securities and U.S. government agency securities in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company has not experienced any realized losses related to its cash, cash equivalents and investments and management believes the Company is not exposed to significant risks of losses.

As of September 30, 2024 and December 31, 2023, the Company held cash deposits at Silicon Valley Bank (“SVB”) in excess of government insured limits. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation was appointed as receiver. No losses were incurred by the Company on deposits that were held at SVB. Management believes that the Company is not currently exposed to significant credit risk as the vast majority of the Company’s deposits were either owned directly by the Company and held in custody at a third-party financial institution or, subsequent to March 10, 2023, have been transferred to a third-party financial institution. The Company does not currently have any other significant relationships with SVB.

Short-Term and Long-Term Investments

Short-term and long-term investments consist of investments in U.S. treasury, U.S. government agency and corporate debt securities. Management of the Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its short-term and long-term investments as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities, and reports them at fair value in short-term or long-term investments with unrealized gains and losses reported as a component of accumulated other comprehensive income/(loss) on the unaudited condensed consolidated balance sheets. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest income based on the specific identification method.

When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made in accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The credit-related impairment amount is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. Credit losses are recognized through the use of an allowance for credit losses account in the unaudited condensed consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. There were no credit losses recorded during the nine months ended September 30, 2024 or 2023.

Additional information regarding short-term and long-term investments is included in Note 4.

Receivable from Related Party and Unbilled Receivable from Related Party

The receivable from related party and unbilled receivable from related party results from option and license agreements with Zenas BioPharma, Inc. (formerly Zenas BioPharma Limited) (“Zenas”), a related party. See Notes 13 and 16 for more information. The receivable represents amounts earned and billed to Zenas but not yet collected while unbilled receivable represents amounts earned but not yet billed to Zenas. The receivable and unbilled receivable are reported at net realizable value. The Company regularly evaluates the creditworthiness of Zenas and their financial condition and does not require collateral from Zenas. As of September 30, 2024 and December 31, 2023, no allowance for doubtful accounts was recorded as all accounts were considered collectible.

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

Management has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The Company’s valuation techniques for its Level 2 financial assets included using quoted prices for similar assets in active markets and quoted prices for similar assets in markets that are not active.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of September 30, 2024 and December 31, 2023, the Company did not have any material uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense.

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

Comprehensive Loss

The only component of comprehensive loss other than net loss is change in unrealized gains related to available-for-sale debt securities.

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding includes the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.001 or less per share.

Basic and diluted net loss per share attributable to common stockholders are calculated in conformity with the two-class method required for participating securities. Convertible preferred stock is a participating security in distributions of the Company. During the three and nine months ended September 30, 2023, the net loss attributable to common stockholders was not allocated to the convertible preferred shares as the holders of convertible preferred shares did not have a contractual obligation to share in losses. Under the two-class method, basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. During the three and nine months ended September 30, 2023, the weighted-average number of shares of common stock outstanding used in the basic net loss per share calculation did not include unvested restricted common stock as these shares were considered contingently issuable shares until they vested.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on the unaudited condensed consolidated financial statements.

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

With respect to the CVRs issued in connection with the Reverse Merger, the Company believes that the achievement of the milestones outlined in the CVR Agreement are highly susceptible to factors outside the Company's influence that are not expected to be resolved for a long period of time, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the buyers of such assets and are based on the buyers of such assets progressing the in-process research and development assets into clinical trials, and in the case of one of the agreements, to a regulatory milestone. If the Company were to record a receivable for such contingent payments, it would also record a corresponding liability. As of September 30, 2024, no receivables are recorded on the unaudited condensed consolidated balance sheet relating to such contingent payments.

4. Short-Term and Long-Term Investments

The following table provides a summary of short-term and long-term investments:

	September 30, 2024				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term Investments	Long-term Investments
Available-for-sale investments:
U.S. treasury securities	$250,942	$543	$(6)	$251,479	$195,441	$56,038
U.S. government agency securities	1,013	1	—	1,014	1,014	—
Corporate debt securities	56,298	143	—	56,441	50,997	5,444
Total available-for-sale investments	$308,253	$687	$(6)	$308,934	$247,452	$61,482

	December 31, 2023				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term Investments	Long-term Investments
Available-for-sale investments:
U.S. treasury securities	$36,370	$48	$—	$36,418	$36,418	$—
U.S. government agency securities	4,976	—	(1)	4,975	4,975	—
Total available-for-sale investments	$41,346	$48	$(1)	$41,393	$41,393	$—

5. Prepaid Expenses and Other Current Assets

The following table provides a summary of prepaid expenses and other current assets:

	September 30, 2024	December 31, 2023
Prepaid materials, supplies and research and development services	$2,675	$2,155
Prepaid subscriptions, software and other administrative services	958	504
Prepaid insurance	50	596
Prepaid expenses and other current assets	$3,683	$3,255

6. Property and Equipment

The following table provides a summary of property and equipment:

	September 30, 2024	December 31, 2023
Computer equipment	$302	$234
Furniture and fixtures	54	48
Subtotal	356	282
Less: accumulated depreciation	(167)	(97)
Property and equipment, net	$189	$185

Depreciation expense was $25 thousand and $70 thousand during the three and nine months ended September 30, 2024, respectively, and $19 thousand and $47 thousand during the three and nine months ended September 30, 2023, respectively.

7. Fair Value of Financial Instruments

The following table provides a summary of financial assets measured at fair value on a recurring basis:

	Fair Value at
Description	September 30, 2024	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$7,203	$7,203	$—	$—
U.S. treasury securities	9,965	9,965	—	—
Corporate debt securities	8,905	—	8,905	—
Short-term investments:
U.S. treasury securities	195,441	195,441	—	—
U.S. government agency securities	1,014	—	1,014	—
Corporate debt securities	50,997	—	50,997	—
Long-term investments:
U.S. treasury securities	56,038	56,038	—	—
Corporate debt securities	5,444	—	5,444	—
Other assets and restricted cash:
Investment in related party	307	307	—	—
Total assets measured at fair value	$335,314	$268,954	$66,360	$—

	Fair Value at
	December 31,
Description	2023	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$131,193	$131,193	$—	$—
Short-term investments:
U.S. treasury securities	36,418	36,418	—	—
U.S. government agency securities	4,975	—	4,975	—
Total assets measured at fair value	$172,586	$167,611	$4,975	$—

There were no transfers between levels for the nine months ended September 30, 2024 or for the year ended December 31, 2023.

The weighted-average maturity of the securities held at September 30, 2024 were 12 months or less.

8. Accrued Expenses

The following table provides a summary of accrued expenses:

	September 30, 2024	December 31, 2023
Accrued compensation	$4,009	$5,361
Accrued external research and development	2,892	456
Accrued professional fees	353	422
Other accrued expenses	473	265
Accrued expenses	$7,727	$6,504

9. Leases

The Company leases space under operating leases for administrative offices in New York, New York, and Waltham, Massachusetts and wet laboratory space in Watertown, Massachusetts.

The following table provides a summary of the components of lease costs and rent:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$104	$88	$310	$263
Variable lease cost	7	7	22	20
Total operating lease costs	$111	$95	$332	$283

The Company recorded operating lease costs of $0.1 million and $0.3 million during each of the three and nine months ended September 30, 2024 and 2023, respectively, within the general and administrative expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recorded operating lease costs of $14 thousand and $44 thousand during the three and nine months ended September 30, 2024, respectively, and nil during the three and nine months ended September 30, 2023 within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

Maturities of operating lease liabilities as of September 30, 2024, are as follows:

2024 (remaining 3 months)	$106
2025	222
Total undiscounted operating lease payments	328
Less: imputed interest	(17)
Present value of operating lease liabilities	$311

Balance sheet classification:
Current portion of operating lease liabilities	$311
Long-term operating lease liabilities	—
Total operating lease liabilities	$311

The weighted-average remaining term of operating leases was 10 months and the weighted-average discount rate used to measure the present value of operating lease liabilities was 11% as of September 30, 2024.

10. Common Stock

At the closing of the private placement on January 24, 2024, the Company issued 14,500,500 shares of common stock and pre-funded warrants to purchase 4,666,332 shares of common stock with a $0.001 per share exercise price. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of September 30, 2024, there were 4,666,332 pre-funded warrants outstanding related to this private placement.

At the effective time of the Reverse Merger on September 11, 2023, the Company issued an aggregate of 11,021,248 shares of Company common stock to the Former Dianthus stockholders, based on the exchange ratio of approximately 0.2181 shares of Company common stock for each share of Former Dianthus common stock, including those shares of Former Dianthus common stock issued upon the conversion of Former Dianthus preferred stock and those shares of the Former Dianthus common stock issued in the pre-closing financing. In conjunction with the pre-closing financing, the Company also issued pre-funded warrants to purchase 210,320 shares of common stock with a $0.001 per share exercise price. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of September 30, 2024, there were 210,320 pre-funded warrants outstanding related to this financing.

As of September 30, 2024 and December 31, 2023, the Company was authorized to issue up to 150,000,000 shares of $0.001 par value of Company common stock. As of September 30, 2024 and December 31, 2023, the Company had issued and outstanding shares of common stock of 29,366,352 and 14,817,696, respectively.

Each share of Company common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through September 30, 2024.

The Company had the following shares of Company common stock reserved for future issuance as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Issuance of common stock upon exercise of stock options	4,499,964	1,749,475
Equity awards available for grant under stock award plans	1,952,204	879,461
Shares available for issuance under the Employee Stock Purchase Plan	99,578	37,078
Issuance of common stock upon exercise of warrants	4,881,329	214,997
Total common stock reserved for future issuance	11,433,075	2,881,011

11. Preferred Stock and Convertible Preferred Stock

Preferred Stock

As of September 30, 2024, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001. As of September 30, 2024, no shares of preferred stock were issued and outstanding.

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

As of September 30, 2024, 1,860,204 shares of the Company’s common stock were available for grant under the 2018 Amended Plan.

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

2019 Employee Stock Purchase Plan

Employees may elect to participate in the Dianthus Therapeutics, Inc. 2019 Employee Stock Purchase Plan, as amended (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. The six-month offering periods previously began in December and June of each year. During the nine months ended September 30, 2024 and 2023, there were no shares of common stock purchased under the ESPP. As of September 30, 2024, 99,578 shares remained available for issuance under the ESPP.

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

Stock Option Inducement Grant and Inducement Plan

In December 2023, the Company’s board of directors granted an option to purchase 96,000 shares of common stock to a new hire as an inducement grant. In February 2024, the Company’s board of directors approved the Dianthus Therapeutics, Inc. Equity Inducement Plan (the “Inducement Plan”), which provides for up to 300,000 shares of common stock for inducement awards. As of September 30, 2024, there were 92,000 shares available to be granted under the Inducement Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2024:

	Number of Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at January 1, 2024	1,749,475	$10.61	8.4	$3,181
Options granted, fair value of $15.91 per share	2,888,000	20.55		20,062
Options exercised	(48,156)	12.60		629
Options forfeited	(89,355)	15.21		1,037
Balance at September 30, 2024	4,499,964	$16.88	8.9	$49,026
Exercisable options at September 30, 2024	1,251,732	$12.82	8.1	$19,657
Unvested options at September 30, 2024	3,248,232	$18.44	9.2	$29,369

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the common stock for those options that had exercise prices lower than the fair value of the common stock.

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2024 was $15.91 per share.

The table below summarizes the assumptions used to determine the grant-date fair value of stock options issued, presented on a weighted average basis during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.7%	4.3%	4.2%	3.9%
Expected term (in years)	6.0	5.8	6.0	6.0
Expected volatility	92.2%	91.7%	92.7%	86.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Stock Warrants

In April 2021, Former Dianthus issued 4,677 warrants for the purchase of common stock at an exercise price of $1.65 per share. The warrants vested on July 30, 2023 and had a grant date fair value of $1.16 per warrant. As of September 30, 2024, the warrants have a weighted average remaining contractual term of 6.6 years.

Stock-based Compensation Expense

The following table provides a summary of stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,688	$379	$3,877	$711
General and administrative	2,152	800	5,099	1,463
Total stock-based compensation expense	$3,840	$1,179	$8,976	$2,174

As of September 30, 2024, there was $43.9 million of total unrecognized compensation cost related to granted stock options. The Company expects to recognize that cost over a remaining weighted-average period of 3.2 years.

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

The Company also determined that the milestone payments of $11.0 million are variable consideration under ASC 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the milestones, such as the regulatory approvals which are generally not within the Company’s control, the Company will not consider achievement of this milestone to be probable until the uncertainty associated with such milestone has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price for which the Company recognizes revenue. As of September 30, 2024, no milestones had been achieved.

There is a sales or usage-based royalty exception within ASC 606 that applies when a license of intellectual property is the predominant item to which the royalty relates. In accordance with this royalty exception, the Company will recognize royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of September 30, 2024, no royalty revenue had been recognized.

The Company recognized related party license revenue totaling $2.2 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and $4.9 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively, associated with the Zenas Agreements. As of September 30, 2024, the Company recorded a related party receivable of $1.4 million, unbilled related party receivable of $1.3 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.6 million on its unaudited condensed consolidated balance sheet. As of December 31, 2023, the Company recorded a related party receivable of $0.3 million, unbilled related party receivable of $0.2 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.7 million on its unaudited condensed consolidated balance sheet.

14. Net Loss Per Share

Basic and diluted net loss per share of common stock is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(25,174)	$(14,763)	$(56,529)	$(32,992)
Denominator:
Weighted-average shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants	34,236,728	3,907,075	32,614,771	1,896,983
Less: weighted-average unvested restricted shares of common stock	—	(189)	—	(378)
Weighted-average shares used to compute net loss per share of common stock, basic and diluted	34,236,728	3,906,886	32,614,771	1,896,605
Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(3.78)	$(1.73)	$(17.40)

Pre-funded warrants totaling 4,876,652 shares have been included in the computation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2024 as the pre-funded warrants are issuable for nominal consideration pursuant to their terms.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options outstanding	4,499,964	1,772,179	4,499,964	1,772,179
Unvested restricted shares of common stock	—	63	—	63
Warrants for the purchase of common stock	4,677	214,997	4,677	214,997
Total	4,504,641	1,987,239	4,504,641	1,987,239

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

The Company pays annual license fees and annual partnered antibody program fees totaling $0.1 million to Alloy. The Company is also obligated to pay a $0.1 million fee to Alloy if the Company sublicenses a product developed with Alloy antibodies or platform assisted antibodies. Upon the achievement, with the first selected antibody for products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $1.8 million and $11.0 million, respectively. Upon the achievement, with the second selected antibody for products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $3.1 million and $15.0 million, respectively. The Company recorded $0.1 million and $0.6 million during the three and nine months ended September 30, 2024, respectively, and $50 thousand and $0.1 million during the three and nine months ended September 30, 2023, respectively, for amounts owed under the Alloy license agreement within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Upon the achievement of certain development milestones, the Company is obligated to make additional payments to OmniAb of up to $12.2 million. Upon the achievement of certain commercial milestones, the Company is obligated to make royalty payments in the low to mid-single digit percentages. The Company recorded $0.1 million during each of the three and nine months ended September 30, 2024 for amounts owed under the OmniAb license agreement within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recorded nil and $0.2 million during the three and nine months ended September 30, 2023, respectively, for amounts owed under the OmniAb license agreement within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Upon the achievement, with the first development program with IONTAS, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to IONTAS of up to £3.1 million (approximately $4.1 million based on the September 30, 2024 exchange rate) and £2.3 million (approximately $3.1 million based on the September 30, 2024 exchange rate), respectively. Upon the achievement, with the second development program with IONTAS, of certain development milestones, the Company is obligated to make additional payments to IONTAS of up to £2.5 million (approximately $3.3 million based on the September 30, 2024 exchange rate). The Company recorded $1.0 million and $2.0 million during the three and nine months ended September 30, 2024, respectively, and $0.6 million and $2.0 million during the three and nine months ended September 30, 2023, respectively, for amounts owed under the IONTAS collaborative research license agreement within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to employees, consultants, vendors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification agreements. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of September 30, 2024 and December 31, 2023.

Litigation

From time to time, the Company may be exposed to litigation relating to potential products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other

As of September 30, 2024 and December 31, 2023, the Company had standing agreements with consultants, contractors or service providers whose terms do not yield material long-term commitments.

16. Related Party Transactions

Zenas BioPharma, Inc.

The Company is a party to option and license agreements with Zenas, a related party. The Company considers Zenas to be a related party because (i) Tellus BioVentures LLC (“Tellus”), whose sole member is a significant shareholder in the Company and a member of the Board of Directors of the Company, is also a significant shareholder in Zenas and serves as Chief Executive Officer and Chairman of the Board of Directors of Zenas and (ii) Fairmount Healthcare Fund LP and Fairmount Healthcare Fund II LP (together, the “Fairmount Funds”), who are significant shareholders in the Company and whose investment manager is a member of the Board of Directors of the Company, are also significant shareholders in Zenas and have a seat on the Board of Directors of Zenas. As of September 30, 2024, Tellus and affiliated entities owned approximately 5%, and the Fairmount Funds and affiliated entities owned approximately 9% of the Company’s outstanding shares. See Note 13 for more information. In connection with these agreements, the Company recognized $2.2 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and $4.9 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively, within the license revenue – related party line item in the unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024, the Company recorded a related party receivable of $1.4 million, unbilled related party receivable of $1.3 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.6 million on its unaudited condensed consolidated balance sheet. As of December 31, 2023, the Company recorded a related party receivable of $0.3 million, unbilled related party receivable of $0.2 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.7 million on its unaudited condensed consolidated balance sheet.

In 2020, Zenas issued 156,848 shares of common stock to the Company in exchange for the Zenas Option. Previously, the Company used the measurement alternative as the measurement attribute for accounting for the Zenas common stock which did not require it to assess the fair value of the common stock at each reporting period as the fair value of the Zenas common stock was not readily determinable nor was there a reliable source for observable transactions from which the Company could determine a fair value. On September 12, 2024, Zenas announced the pricing of its initial public offering (the “Zenas IPO”) of $17.00 per share, which also included a 1-for-8.6831 reverse stock split of its capital stock. Upon the Zenas IPO, the fair value of the Zenas common stock was deemed readily determinable and the Company recorded a noncurrent asset of $0.3 million within other assets and restricted cash on its unaudited condensed consolidated balance sheet. The Company will reassess the fair value of the investment at the end of each reporting period. Any adjustments to the fair value will be recorded as unrealized gains or losses within other income (loss) in the unaudited condensed consolidated statements of operations and comprehensive loss.

Fairmount Funds

On March 13, 2023, the Fairmount Funds issued promissory notes in the aggregate principal amount of $0.4 million to Former Dianthus at an interest rate of 4.5% per annum. On March 15, 2023, Former Dianthus repaid principal and interest in the amount of $0.4 million to the Fairmount Funds in satisfaction of its obligations under the promissory notes.

17. Subsequent Events

Leases

On October 1, 2024, the Company entered into an amended lease agreement for its offices in Waltham, Massachusetts to extend the term of the lease (the “Waltham Extension”). Pursuant to the Waltham Extension, the lease will expire on January 31, 2026. The aggregate estimated base rent payments due over the Lease Extension Period is approximately $0.2 million.

On October 29, 2024, the Company entered into a lease agreement for its office in New York, New York to extend the term of the lease (the “New York Extension”). Pursuant to the New York Extension, the lease will now expire on February 28, 2031. The aggregate estimated base rent payments due over the New York Extension is approximately $1.6 million.

Shelf Registration Statement and At-the-Market Offering Program

On October 1, 2024, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market (“ATM”) offering program for the sale of up to $200.0 million of shares of the Company’s common stock. The Company has not sold any shares of its common stock or received any proceeds from the ATM offering program as of the date of this report.

Collaboration Agreement

On October 21, 2024, Zenas assigned the Zenas Agreements to its affiliated entity, Zenas BioPharma (HK) Limited (“Zenas HK”). After the assignment, the Company entered into a novation agreement (the “Novation Agreement”) with Zenas HK and Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”), and an amendment to the License Agreement with Tenacia (the “Tenacia License Agreement”), pursuant to which Tenacia replaced Zenas HK as a party to the Zenas Agreements, and certain economic terms under the License Agreement with respect to cost sharing and development milestones were amended.

The Tenacia License Agreement provides Tenacia with a license in the People’s Republic of China, including Hong Kong, Macau, and Taiwan, for the development and commercialization of sequences and products under the first antibody sequence identified under the agreement, which has been identified as DNTH103. Under the Zenas Option, as now held by Tenacia pursuant to the Novation Agreement, Tenacia also has the right to exercise an option with respect to a second antibody sequence. If Tenacia exercises the option and pays the Company the option exercise fee related to the second antibody sequence, the Company will grant Tenacia an exclusive license to the sequences and products under this second antibody sequence.

The consideration under the Tenacia License Agreement related to the first antibody sequence includes the following payments by Tenacia to the Company: (i) a $2.5 million upfront payment upon execution of the Tenacia License Agreement; (ii) reimbursement of a portion of certain clinical costs; (iii) development milestones totaling up to $15.0 million; and (v) royalties on net sales ranging from the mid-single digits to the low teen percentages. Tenacia is also responsible for paying local development costs in the Tenacia Territory.

The Company will record the accounting impact of the transaction in the fourth quarter of 2024.

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

Our most advanced product candidate, DNTH103, is a clinical-stage, highly potent, highly selective and fully human monoclonal immunoglobulin G4 with picomolar binding affinity that is designed to selectively bind only to the active form of the C1s complement protein, while leaving the lectin and alternative pathways intact. DNTH103 is also engineered with YTE half-life extension technology, a specific three amino acid change in the Fc domain, and has a pharmacokinetic profile designed to support less frequent, lower dose, self-administration as a convenient S.C. injection. As a result of its more targeted profile, we aim to demonstrate that DNTH103 may have a reduced risk of infections from encapsulated bacteria when compared to C5 terminal inhibitors, thus potentially avoiding a FDA Boxed Warning and associated Risk Evaluation and Mitigation Strategy (“REMS”). The active form of C1s is generated during complement activation by cleavage of the inactive proenzyme C1s. As a validated complement target in the autoimmune and inflammatory field, C1s inhibition prevents further progression of the classical pathway cascade. We believe that DNTH103 has the potential to yield therapeutic benefit in multiple autoimmune and inflammatory disease indications where inappropriate activation of the classical pathway cascade drives or exacerbates the disease pathology by inhibiting the ability of activated C1s to effect downstream complement activity, ameliorating complement mediated cell death and disruption of normal cellular function.

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

In February 2024, we announced the initiation of our Phase 2 MaGic trial of DNTH103 in patients with generalized Myasthenia Gravis (“gMG”). The initiation followed clearance by the U.S. Food and Drug Administration (“FDA”) of the Phase 2 Investigational New Drug (“IND”) application for DNTH103. The Phase 2 MaGic trial is a global, randomized, double-blind, placebo-controlled Phase 2 trial in up to 60 patients with gMG who are acetylcholine receptor antibody positive. Following an initial loading dose, DNTH103 will be administered every two weeks via S.C. injection. The S.C. treatment duration will initially be 12 weeks with a 52-week open-label extension. The primary endpoint of the trial is safety and tolerability. Secondary endpoints include Myasthenia Gravis Activities of Daily Living Scale (“MG-ADL”) and Quantitative Myasthenia Gravis (“QMG”) score assessments. Initial top-line results from this trial are anticipated to be available in the second half of 2025.

In June 2024, we announced clearance of our Phase 2 IND application by the FDA for the MoMeNtum trial of DNTH103 in patients with Multifocal Motor Neuropathy (“MMN”). The MoMeNtum trial is a global, randomized, double-blind, placebo-controlled Phase 2 trial designed to evaluate the safety, tolerability, and efficacy of DNTH103 in 36 patients with MMN. Following determination of immunoglobulin (“Ig”) dependency and responsiveness, patients will be randomized to receive a placebo or DNTH103, administered every two weeks via S.C. injection. The initial S.C. treatment duration is expected to be 17 weeks followed by a 52-week open-label extension. The primary endpoint of this trial is safety and tolerability. Secondary endpoints include time to intravenous Ig retreatment, time to relapse, and assessments of muscle and grip strength. Initial top-line results from this trial are anticipated to be available in the second half of 2026.

We plan to initiate a single, two-part (Part A and Part B) Phase 3 trial of DNTH103 in patients with Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”) by the end of 2024. The planned trial will be a global, randomized withdrawal, double-blind, placebo-controlled Phase 3 trial in adult patients with CIDP. In the open-label Part A of this trial, participants will be administered a loading dose followed by 300mg of DNTH103 administered every two weeks via S.C. injection for up to 13 weeks. Part A includes an interim responder analysis of a pre-defined number of participants. Only participants who respond to DNTH103 in Part A will be randomized into Part B, a double-blind, placebo-controlled treatment period of up to 52 weeks, where they will be assessed for prevention of relapse, safety and tolerability, followed by an open-label extension period. We believe this single pivotal trial may support a Biologics License Application (“BLA”) filing in adult patients with CIDP. We anticipate providing additional information regarding the Phase 3 trial design and timelines by the end of 2024.

Shelf Registration Statement and ATM Offering Program

On October 1, 2024, we filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an ATM offering program for the sale of up to $200.0 million of shares of our common stock.

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

Completion of the Reverse Merger and Pre-Closing Financing

On September 11, 2023, we completed a business combination with Former Dianthus pursuant to which, among other matters, Former Dianthus became a wholly owned subsidiary of ours (the “Reverse Merger”). In connection with the completion of the Reverse Merger, we changed our name from “Magenta Therapeutics, Inc.” to “Dianthus Therapeutics, Inc.,” and the business conducted by us became primarily the business conducted by Former Dianthus.

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

To date, we have funded our operations primarily with proceeds from the sale of capital stock and have raised aggregate gross proceeds of $423.5 million from private placements. As of September 30, 2024, we had cash, cash equivalents and investments of $342.6 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments should be sufficient to fund our operations into the second half of 2027. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand and expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we will be required to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners.

We have incurred significant recurring losses. We generated net losses of $56.5 million and $33.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $146.0 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing, scope and results of our research and development activities. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, if and as we:

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

We are party to an option agreement and license agreement with Zenas BioPharma, Inc. (formerly Zenas BioPharma Limited) (“Zenas BioPharma”), a related party. In September 2020, we entered into an option agreement with Zenas BioPharma (“Zenas Option”), through which we provided Zenas BioPharma an option to enter into an exclusive license agreement for the development and commercialization of products arising from our research of monoclonal antibody antagonists targeting certain specific complement proteins. In June 2022, we and Zenas BioPharma executed a license agreement (“Zenas License Agreement”). The Zenas Option and Zenas License Agreement are collectively referred to as the “Zenas Agreements.” The Zenas License Agreement provides Zenas BioPharma with a license in the People’s Republic of China, including Hong Kong, Macau, and Taiwan, for the development and commercialization of sequences and products under the first antibody sequence.

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

There is a sales or usage-based royalty exception within ASC 606 that applies when a license of intellectual property is the predominant item to which the royalty relates. In accordance with this royalty exception, we will recognize royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of September 30, 2024 and December 31, 2023, no royalty revenue had been recognized.

We also determined that the milestone payments of $11.0 million are variable consideration under ASC 606, which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the milestones, such as the regulatory approvals which are generally not within our control, we will not consider achievement of this milestone to be probable until the uncertainty associated with such milestone has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price for which we recognize revenue. As of September 30, 2024 and December 31, 2023, no milestones had been achieved.

For the three months ended September 30, 2024 and 2023, we recognized related party license revenue totaling $2.2 million and $0.9 million, respectively, associated with the Zenas Agreements. For the nine months ended September 30, 2024 and 2023, we recognized related party license revenue totaling $4.9 million and $2.4 million, respectively, associated with the Zenas Agreements.

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

Other Income/(Expense)

Other income/(expense) consists primarily of interest income generated from earnings on invested cash equivalents and investment securities.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and September 30, 2023

The following table summarizes our results of operations and other comprehensive loss for the periods indicated:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Revenues:
License revenue - related party	$2,172	$924
Operating expenses:
Research and development	25,544	7,960
General and administrative	6,528	8,723
Total operating expenses	32,072	16,683
Loss from operations	(29,900)	(15,759)
Other income/(expense):
Interest income	4,445	1,027
Gain on investment in related party	307	—
Loss on currency exchange, net	(48)	(16)
Other income/(expense)	22	(15)
Total other income	4,726	996
Net loss	$(25,174)	$(14,763)

License Revenue—Related Party

Under the terms of the Zenas Agreements, we recognized related party license revenue of $2.2 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively. The increase was primarily due to increased clinical operations activity costs associated with the commencement of DNTH103's Phase 2 clinical trials in gMG and MMN in 2024, along with preparations to initiate a Phase 3 clinical trial in CIDP by the end of 2024.

Research and Development Expenses

Research and development expenses were $25.5 million for the three months ended September 30, 2024, as compared to $8.0 million for the three months ended September 30, 2023, an increase of $17.5 million. This increase was due to (1) a $14.0 million increase in external research and development costs, consisting of preclinical study costs, CMC activities, third-party consulting services, clinical operation activities, licensing and milestone payments and discovery activities and (2) a $3.5 million increase in internal research and development costs, consisting of personnel and related costs and stock-based compensation expense.

The $14.0 million increase in external research and development costs was due to a $13.8 million increase in expenses related to our lead product candidate, DNTH103, and a $0.2 million increase in discovery activities. For the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, there were increases in expenses related to DNTH103 of $6.8 million in CMC activities, $5.8 million in clinical operations activities, $0.9 million in preclinical study costs and $0.4 million in licensing and milestone payments, which were partially offset by a decrease of $0.1 million in third-party consulting services related to DNTH103. The increased DNTH103-related costs in CMC activities, clinical operations, preclinical study costs and licensing and milestone payments were primarily due to activities related to the commencement of DNTH103’s Phase 2 clinical trials in gMG and MMN in 2024, along with preparations to initiate a Phase 3 clinical trial in CIDP by the end of 2024. The $0.2 million increase in expenses related to our discovery activities was due to development activities of potential molecules beyond DNTH103 in the three months ended September 30, 2024.

The $3.5 million increase in internal research and development costs was due to a $2.2 million increase in personnel and related costs and a $1.3 million increase in stock-based compensation expense. The increases were due to the buildout of our internal research and development function to support our ongoing and planned Phase 2 and Phase 3 clinical trials.

General and Administrative Expenses

General and administrative expenses were $6.5 million for the three months ended September 30, 2024, as compared to $8.7 million for the three months ended September 30, 2023, a decrease of $2.2 million. The decrease in general and administrative expenses was primarily due to decreases of $3.4 million in personnel-related costs related to severance costs to former employees of Magenta in the prior period and $1.1 million in director and officer insurance costs related to the Reverse Merger in the prior period. These decreases were partially offset by increases of $1.4 million in stock-based compensation expense, $0.7 million in professional services costs and $0.2 million in facilities costs as we continue to build out our general and administrative function to support our operations as a public company and to support our ongoing and planned Phase 2 and Phase 3 clinical trials.

Other Income/(Expense)

Other income was $4.7 million for the three months ended September 30, 2024, as compared to $1.0 million for the three months ended September 30, 2023, an increase of $3.7 million. The increase was primarily due to an increase of $3.4 million in interest income from a larger investment balance and higher interest rates on investments and a $0.3 million gain on an investment in a related party.

Comparison of the Nine Months Ended September 30, 2024 and September 30, 2023

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Revenues:
License revenue - related party	$4,909	$2,369
Operating expenses:
Research and development	56,692	24,060
General and administrative	18,165	13,527
Total operating expenses	74,857	37,587
Loss from operations	(69,948)	(35,218)
Other income/(expense):
Interest income	13,375	2,320
Gain on investment in related party	307	—
Loss on currency exchange, net	(91)	(53)
Other income/(expense)	(172)	(41)
Total other income	13,419	2,226
Net loss	$(56,529)	$(32,992)

License Revenue—Related Party

Under the terms of the Zenas Agreements, we recognized related party license revenue of $4.9 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily due to increased clinical operations activity costs associated with the commencement of DNTH103's Phase 2 clinical trials in gMG and MMN in 2024, along with preparations to initiate a Phase 3 clinical trial in CIDP by the end of 2024.

Research and Development Expenses

Research and development expenses were $56.7 million for the nine months ended September 30, 2024, as compared to $24.1 million for the nine months ended September 30, 2023, an increase of $32.6 million. This increase was due to (1) a $23.7 million increase in external research and development costs, consisting of preclinical study costs, CMC activities, third-party consulting services, clinical operation activities, licensing and milestone payments and discovery activities and (2) a $8.9 million increase in internal research and development costs, consisting of personnel and related costs, stock-based compensation expense, and other costs.

The $23.7 million increase in external research and development costs was due to a $23.5 million increase in expenses related to our lead product candidate, DNTH103, and a $0.2 million increase in expenses related to our discovery activities. For the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, there were increases in expenses related to DNTH103 of $11.9 million in clinical operations activities, $9.9 million in CMC activities, $0.9 million in licensing and milestone payments, $0.5 million in third-party consulting services and $0.3 million in preclinical study costs related to DNTH103. The increased DNTH103-related costs in clinical operations, CMC activities, licensing and milestone payments, third-party consulting services and preclinical study costs were primarily due to activities related to the commencement of DNTH103’s Phase 2 clinical trials in gMG and MMN in 2024, along with preparations to initiate a Phase 3 clinical trial in CIDP by the end of 2024. The $0.2 million increase in expenses related to our discovery activities was due to development activities of potential molecules beyond DNTH103 in the nine months ended September 30, 2024.

The $8.9 million increase in internal research and development costs was due to a $5.2 million increase in personnel and related costs, a $3.2 million increase in stock-based compensation expense and a $0.5 million increase in other costs. The increases were due to the buildout of our internal research and development function to support our ongoing and planned Phase 2 and Phase 3 clinical trials.

General and Administrative Expenses

General and administrative expenses were $18.2 million for the nine months ended September 30, 2024, as compared to $13.5 million for the nine months ended September 30, 2023, an increase of $4.7 million. The increase was primarily due to increases of $3.6 million in stock-based compensation expense, $1.8 million in professional services costs, $1.0 million in third-party consulting services costs and $0.3 million in facilities costs. The increases in costs were due to the buildout of our general and administrative function to support our operations as a public company and to support our ongoing and planned Phase 2 and Phase 3 clinical trials. These increases were partially offset by decreases of $1.7 million in personnel-related costs related to severance costs to former employees of Magenta in the prior period and $0.3 million in other costs related to the Reverse Merger in the prior period.

Other Income/(Expense)

Other income was $13.4 million for the nine months ended September 30, 2024, as compared to $2.2 million for the nine months ended September 30, 2023, an increase of $11.2 million. The increase was primarily due to an increase of $11.1 million in interest income from a larger investment balance and higher interest rates on investments and a $0.3 million gain on an investment in a related party, partially offset by an increase in other expenses of $0.2 million.

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

We have an open market sales agreement with TD Securities (USA) LLC (“TD Cowen”) (the “ATM Agreement”) pursuant to which, we may sell from time to time, through TD Cowen, shares of our common stock for an aggregate sales price of up to $200 million. Any sales of our common stock pursuant to the ATM Agreement are made under our registration statement on Form S-3 which was deemed effective by the SEC on October 9, 2024. We have not sold any shares of our common stock or received any proceeds from the ATM offering program as of the date of this report.

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

In order to complete the development of DNTH103 or any future product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize product candidates, if approved, we will require substantial additional capital. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, we expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings, such as our ATM offering program, or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from bank failures, other general macroeconomic conditions and otherwise. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners. We cannot provide assurance that we will ever generate positive cash flow from operating activities.

To date, we have funded our operations primarily with proceeds from the sale of capital stock and have raised aggregate gross proceeds of $423.5 million. However, we have incurred significant recurring losses. We had an accumulated deficit of $146.0 million as of September 30, 2024. As of September 30, 2024, we had cash, cash equivalents and investments of $342.6 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments should be sufficient to fund our operations into the second half of 2027. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand and expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(50,736)	$(25,007)
Net cash (used in)/provided by investing activities	(263,702)	28,490
Net cash provided by financing activities	215,947	138,439
(Decrease)/increase in cash, cash equivalents and restricted cash	$(98,491)	$141,922

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities consisted of a net loss of $56.5 million, partially offset by a decrease in net operating assets and liabilities of $0.1 million and net non-cash operating expenses of $5.7 million. The decrease in net operating assets and liabilities was primarily attributable to an increase in accounts payable, accrued expenses and operating lease liabilities of $5.9 million, partially offset by increases in other assets of $3.1 million, unbilled receivable from Zenas BioPharma of $1.1 million, receivable from Zenas BioPharma of $1.1 million and prepaid expenses and other current assets of $0.4 million and a decrease in deferred revenue of $0.1 million. The non-cash operating expenses consisted primarily of stock-based compensation expense of $9.0 million and amortization of right-of-use operating lease assets of $0.3 million, partially offset by accretion of discount on investment securities of $3.3 million and a gain on an investment in related party of $0.3 million.

For the nine months ended September 30, 2023, net cash used in operating activities consisted of a net loss of $33.0 million, partially offset by a decrease in net operating assets and liabilities of $6.5 million and net non-cash operating expenses of $1.5 million. The decrease in net operating assets and liabilities was primarily attributable to decreases in receivable from Zenas BioPharma of $4.5 million, unbilled receivable from Zenas BioPharma of $0.4 million and prepaid expenses and other current assets of $2.5 million, partially offset by a decrease in accounts payable, accrued expenses and lease liabilities of $0.9 million. The non-cash operating expenses consisted primarily of stock-based compensation expense of $2.2 million and amortization of right-of-use lease assets of $0.2 million, partially offset by accretion of discount on investment securities of $0.9 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities consisted primarily of $305.6 million of purchases of investment securities, partially offset by $42.0 million of proceeds from maturities of investment securities.

For the nine months ended September 30, 2023, net cash provided by investing activities consisted primarily of $59.8 million of proceeds from maturities of investment securities, partially offset by $31.2 million of purchases of investment securities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities consisted of $215.3 million of net proceeds from the private placement and $0.6 million of proceeds from the exercise of stock options.

For the nine months ended September 30, 2023, net cash provided by financing activities primarily consisted of proceeds of $72.0 million from the sale of shares of Former Dianthus common stock in the pre-closing financing and net cash acquired in connection with the reverse recapitalization of $69.7 million, partially offset by $3.3 million of reverse recapitalization transactions costs.

Contractual Obligations and Commitments

Lease Obligations

We lease space under operating leases agreements for administrative offices in New York, New York, and Waltham, Massachusetts and wet laboratory space in Watertown, Massachusetts, which expire in February 2031, January 2026 and August 2025, respectively.

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

In July 2020, Former Dianthus entered into a collaborative research agreement with IONTAS Limited (“IONTAS”) to perform certain milestone-based research and development activities under our first development program. The agreement was amended in January 2023 to extend services to additional development programs. We are obligated to pay development and commercial milestone payments of up to £5.4 million (approximately $7.2 million based on the September 30, 2024 exchange rate) with the first development program and of up to £2.5 million (approximately $3.3 million based on the September 30, 2024 exchange rate) with the second development program.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the previously identified material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2024. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 9, 2023, we previously identified material weaknesses in our internal control over financial reporting related to: (a) our general segregation of duties, including the review and approval of journal entries as well as system access that was not designed to allow for effective segregation of duties, which limits our ability to perform sufficient reviews and approve journal entries posted to the general ledger and to consistently execute review procedures over general ledger account reconciliations, financial statement preparation and accounting for vendor and payroll transactions; and (b) our accounting software system, which has certain system limitations, including limited user access controls and change management controls, which limits our ability to ensure appropriate authorization and segregation of duties when processing transactions. We have concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we have limited resources and do not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources to oversee our business processes and controls. These material weaknesses did not result in any identified material misstatements to the financial statements, and there were no changes to previously released financial results. However, the deficiencies created a reasonable possibility that material misstatements to the unaudited condensed consolidated financial statements would not be prevented or detected on a timely basis.

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
•
Adding additional accounting personnel and segregating duties among accounting personnel; and
•
Implementing new applications and systems that focus on creating strong internal controls, including user access controls and defined approval processes for the posting of journal entries and recording of vendor invoices, payments of expenses, payroll processing and general ledger maintenance.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the quarter ended September 30, 2024.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans. During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

DIANTHUS THERAPEUTICS, INC.

Date: November 7, 2024	By:	/s/ Marino Garcia
Name: Marino Garcia
Title: President and Chief Executive Officer (Principal Executive Officer)

DIANTHUS THERAPEUTICS, INC.

Date: November 7, 2024	By:	/s/ Ryan Savitz
Name: Ryan Savitz
Title: Chief Financial Officer and Chief Business Officer (Principal Financial Officer)