Form 10-K
period 2024-12-31
Dianthus Therapeutics, Inc. /DE/
filed 2025-03-11
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant's shares of Common Stock on The Nasdaq Capital Market on June 30, 2024, was $651.0 million.

The number of shares of the Registrant’s Common Stock outstanding as of March 7, 2025 was 32,125,179.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be included in Part III of this Annual Report on Form 10-K is set forth in, and incorporated by reference from, the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements, including, without limitation, statements concerning our plans, objectives, goals, expectations, hopes, beliefs, intentions, assumptions, projections, estimates or strategies and any underlying assumptions regarding the future, our future results of operations and financial position, including the sufficiency of our existing cash resources to fund our operations for as long as anticipated, our liquidity, capital resources, costs and expenses, capital requirements, commitments and contingencies, the development or commercial potential of DNTH103 or any other product candidate, our anticipated preclinical and clinical drug development activities, in particular with respect to DNTH103, and any timelines, developments or results in connection therewith, including the timing of data, the efficacy, safety profile, dosing amount or frequency, method of delivery or other potential therapeutic benefits of DNTH103, the receipt or timing of potential regulatory designations, approvals and commercialization of any product candidates, market size or addressable patient population and other statements, including those included under the sections titled “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “project,” “potential,” “possible,” “plan,” “seek,” “contemplate,” “goal,” “likely” or “continue” or the negative of these terms and similar expressions intended to identify forward-looking statements, but the absence of these terms does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts and are based on our current expectations and beliefs with respect to future events and their potential effects and impacts. There can be no assurance that future events affecting us will be those that have been anticipated. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.

There are a number of risks, uncertainties and other factors that could cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from the forward-looking statements expressed or implied in this Annual Report on Form 10-K. Such risks, uncertainties and other factors include, among others, the following:

•
expectations regarding the strategies, prospects, plans, expectations and objectives of our management for future operations of the Company;
•
risks associated with our ability to manage expenses and unanticipated spending and costs that could reduce our cash resources;
•
risks related to our ability to correctly estimate our operating expenses and other events;
•
changes in our capital resource requirements;
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
•
our ability to realize the anticipated benefits of our current or future research and development programs, strategic partnerships, licensing programs or other collaborations;
•
regulatory requirements or developments, and our ability to obtain necessary approvals from the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities;
•
our ability to manufacture product candidates in conformity with the FDA's or other regulatory authorities' requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;
•
changes to clinical trial designs and regulatory pathways;
•
developments and projections relating to our expected or existing competitors or industry;

•
legislative, regulatory, political, geopolitical and macroeconomic developments beyond our control, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy or foreign currency exchange rates, changes in U.S. trade policies including tariffs and other trade restrictions or the threat of such actions, instability in financial institutions, the prospect of a shutdown of the U.S. federal government, the ongoing conflict in Ukraine, conflict in the Middle East and rising tensions between China and Taiwan, the attacks on marine vessels traversing the Red Sea and the responses thereto, and supply chain disruptions;
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
•
our ability to establish satisfactory pricing and obtain adequate reimbursement from government and third-party payors of our products and product candidates that receive regulatory approvals, if any;
•
our ability to successfully commercialize our product candidates, if approved, and the rate and degree of market acceptance of such product candidates;
•
risks related to our ability to obtain additional financing and raise capital as necessary to fund operations or pursue business opportunities;
•
our inability to continue to grow and manage our growth effectively; and
•
our inability to comply with, and the effect on our business of, evolving legal standards and regulations, including those concerning data protection, consumer privacy and sustainability and evolving labor standards.

There may be other factors that may cause our actual results or outcomes, or the timing of those results or outcomes, to differ materially from the forward-looking statements expressed or implied in this Annual Report on Form 10-K, including factors disclosed in the sections titled “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”). You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

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

Explanatory Note

Unless context otherwise requires, references to “we,” “our,” “us,” “Dianthus,” the “Company,” or the “combined company” in this Annual Report on Form 10-K refer to Dianthus Therapeutics, Inc. (formerly Magenta Therapeutics, Inc.) for the period after the completion of the Reverse Merger (as defined below) and refer to Dianthus Therapeutics OpCo, Inc. for the period before the completion of the Reverse Merger. The term “Former Dianthus” also refers to Dianthus Therapeutics OpCo, Inc. (formerly Dianthus Therapeutics, Inc.), and the term “Magenta” refers to the Company prior to completion of the Reverse Merger. On September 11, 2023, we completed a business combination with Former Dianthus pursuant to which, among other matters, Former Dianthus became a wholly owned subsidiary of ours (the “Reverse Merger”).

PART I

Item 1. Business.

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

Our Pipeline-in-a-Product Potential for DNTH103, a Next-Generation Complement Therapeutic

Our most advanced product candidate, DNTH103, is a clinical-stage, highly potent, highly selective and fully human monoclonal immunoglobulin G4 with picomolar binding affinity that is designed to selectively bind only to the active form of C1s. The active form of C1s is generated during complement activation by cleavage of the inactive proC1s. As a validated complement target in the autoimmune and inflammatory field, C1s inhibition prevents further progression of the classical pathway cascade. DNTH103 is engineered with YTE half-life extension technology, a specific three amino acid change in the Fc domain, and has a pharmacokinetic (“PK”) profile designed to support less frequent, lower dose, self-administration as a convenient S.C. injection. We are currently enrolling patients in three mid- to late-stage clinical trials with DNTH103 in generalized Myasthenia Gravis (“gMG”), Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”), and Multifocal Motor Neuropathy (“MMN”).

* We hold world-wide rights excluding rights to Greater China, which are outlicensed to Tenacia Biotechnology (Hong Kong) Co. Limited.

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

We evaluated DNTH103 in a first-in-human Phase 1 single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical trial in New Zealand to explore the safety, tolerability, PK, and pharmacodynamics (“PD”) of DNTH103 in healthy volunteers. We reported data from 60 healthy volunteers that have been dosed across eight cohorts, including six SAD cohorts: 1mg/kg intravenous (“I.V.”), 10mg/kg I.V., 30mg/kg I.V., 50mg/kg I.V., 300mg S.C. and 600mg S.C.; and two MAD cohorts: 300mg S.C. and 600mg. S.C. Based on the clinical data, DNTH103 was generally well-tolerated, demonstrating favorable PK and PD data, supporting its target product profile. Additionally, based on data from this clinical trial, DNTH103 has a half-life of approximately 60 days. With these data, we conducted a PK simulation that demonstrates the steady state serum concentration of DNTH103, when dosed 300mg S.C. Q2W following an initial I.V. loading dose, exceeds the serum concentration required to surpass 90% classical pathway inhibition in a hemolytic assay (“IC90”) estimated to be 87ug/mL. We believe, based on published scientific literature related to other complement therapies, that the IC90 will be sufficient to achieve clinical activity in patients with gMG, CIDP, and MMN.

Overview of Development Plans in Target Indications

We are currently enrolling patients in three mid- to late-stage clinical trials with DNTH103: (i) the MaGic trial for patients with gMG; (ii) the CAPTIVATE trial for patients with CIDP; and (iii) the MoMeNtum trial for patients with MMN.

MAGIC

The MaGic trial is a global, randomized, double-blind, placebo-controlled Phase 2 study of DNTH103 in up to 60 patients with gMG who are acetylcholine receptor (“AchR”) antibody positive. Following an initial loading dose, DNTH103 will be administered Q2W via S.C. injection. The S.C. treatment duration will initially be 12 weeks with a 52-week open label extension. The primary endpoint of the study is safety and tolerability. Secondary endpoints include Myasthenia Gravis Activities of Daily Living Scale (MG-ADL) and Quantitative Myasthenia Gravis (“QMG”) score assessments. Initial top-line results from this trial are anticipated to be available in the second half of 2025.

CAPTIVATE

The CAPTIVATE trial is a single, two-part, randomized withdrawal global Phase 3 trial of DNTH103 in patients with CIDP. In the open label Part A of this trial, participants will be administered a loading dose followed by 300mg DNTH103 administered Q2W via S.C. injection for up to 13 weeks. Part A includes an interim responder analysis of the first 40 participants enrolled in Part A. Only participants who respond to DNTH103 in Part A, as measured as greater than or equal to one point decrease (improvement) in adjusted Inflammatory Neuropathy Cause and Treatment (“INCAT”) disability score compared to Part A baseline, will be randomized into Part B, a double-blind, placebo-controlled treatment period of up to 52 weeks, where they will be assessed for prevention of relapse, safety, and tolerability, followed by an open-label extension period. We believe that positive results from this single pivotal trial will support a Biologics Licensing Application (“BLA”) filing in adult patients with CIDP. We anticipate completing an interim responder analysis of the first 40 participants in Part A in the second half of 2026.

MOMENTUM

The MoMeNtum trial is a global, randomized, double-blind, placebo-controlled Phase 2 study designed to evaluate the safety, tolerability, and efficacy of DNTH103 in 36 patients with MMN. Following determination of Ig dependency and responsiveness, patients will be randomized to receive placebo or DNTH103 administered Q2W via S.C. injection. The initial S.C. treatment duration is expected to be 17 weeks followed by a 52-week open label extension. The primary endpoint of this study is safety and tolerability. Secondary endpoints include time to intravenous immunoglobulin (“IVIg”) retreatment, time to relapse, and assessments of muscle and grip strength. We anticipate initial top-line results from this trial to be available in the second half of 2026.

Our Strategy

Our goal is to continue to develop next-generation therapeutics for the treatment of severe autoimmune and inflammatory diseases by harnessing the power of selectivity. The key components of our strategy are as follows:

•
Continue enrollment of DNTH103 in its global Phase 2 clinical trial in gMG to report top-line results in the second half of 2025.
•
Continue enrollment of DNTH103 in its global Phase 3 clinical trial in CIDP to complete an interim responder analysis of patients the first 40 participants in Part A in the second half of 2026.
•
Continue enrollment of DNTH103 in its global Phase 2 clinical trial in MMN to report top-line results in the second half of 2026.

•
Explore DNTH103 in a broad range of diseases where the classical pathway plays a significant role in the disease pathology, beyond gMG, CIDP and MMN.
•
Internally develop or in-license additional next-generation product candidates designed to have distinct advantages over existing therapies.
•
Collaborate strategically to maximize the value of our product candidates.

Overview of the Complement System

The Complement System—Three Main Pathways

The complement system plays a critical role in maintaining an active innate immune system, including as the first line of defense against microbial pathogens, eliminating apoptotic cells and tissue debris, and modulating the adaptive B and T cell response. However, uncontrolled complement activation can also be a key contributor to the pathophysiology of numerous inflammatory and autoimmune conditions.

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

DNTH103 for the Treatment of Generalized Myasthenia Gravis

Overview of Myasthenia Gravis

Myasthenia Gravis (“MG”) is a rare, chronic autoimmune disease characterized by muscle weakness due to inhibition of acetylcholine mediated muscle contraction. In MG, patients have autoantibodies directed against specific proteins of the neuromuscular endplate. MG is most commonly diagnosed in women between 20 and 39 years of age, and in men between 50 and 70 years of age. Clinically, MG can be classified as either ocular or generalized. In ocular MG, impairment is limited to the eye muscles, with symptoms such as diplopia and ptosis. Approximately 80% of ocular MG cases progress to gMG. MG has an estimated prevalence of approximately 70,000 individuals in the United States. However, given this disease is often underdiagnosed, estimated diagnosed prevalence of MG in the United States has been reported to be as high as approximately 90,000 individuals. Common symptoms of gMG include weakness of limb muscles and dysphagia (difficulty swallowing) or slurred speech resulting from weakness of oropharyngeal muscles (those involved in jaw and throat movement). Weakness of respiratory muscles is of particular concern, as it may lead to myasthenic crisis, a life-threatening condition requiring ventilatory support that occurs in approximately 15-20% of gMG patients. Patients with gMG may experience impaired vision, speech, and mobility, shortness of breath, difficulty swallowing and eating, and fatigue, all of which can have a profound negative effect on activities of daily life. Measures of both mental and physical health indicate a substantially lower quality of life for patients with gMG compared with the general population. Quality of life can be further negatively impacted in patients with refractory MG in terms of disease exacerbations, emergency department visits, and hospitalizations.

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

Current gMG Treatments and their Limitations

The acetylcholinesterase inhibitor pyridostigmine has been used to treat neuromuscular symptoms of gMG since the 1950s. However, most patients require additional immunosuppressants such as steroids, azathioprine, mycophenolate, cyclosporine A, or rituximab. Although these therapies have shown some success, many patients continue to have unmet need and experience undesirable side effects, and none of these therapies have been approved for gMG. The treatment landscape for MG has continued to evolve. Plasmapheresis (“PLEX”) and IVIg therapy are therapeutic options, although these are more invasive treatments often reserved for MG crisis. FcRn targeted therapy is another treatment for gMG. FcRn promotes activity of pathogenic autoantibodies by protecting IgG from degradation. Efgartigimod, marketed as Vyvgart, is a humanized anti-FcRn-IgG1 Fc fragment that is designed to reduce the level of all serum IgG and AChR antibodies and was approved by the FDA for the treatment of gMG in adult patients who are AChR antibody positive in 2021. Vyvgart’s current dosing paradigm is 10 mg/kg administered as an I.V. infusion over one hour once weekly for four weeks. In patients weighing 120 kg or more, the recommended dose is 1200 mg per infusion. An S.C. formulation of Vyvgart, Vyvgart Hytrulo, was approved by the FDA in 2023. The S.C. formulation dosing paradigm is 1008 mg per injection over approximately thirty to ninety seconds once weekly for four weeks and administration must be by a healthcare professional. For both formulations, patients are then required to go off treatment, allowing IgG level to return towards baseline prior to re-dosing, with a recommended waiting period of at least 50 days from the start of the previous treatment cycle.

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

As such, we believe DNTH103 has the potential to meaningfully transform the standard of care in gMG as a potent, lower dose, lower frequency, self-administered S.C. injection with no FDA Boxed Warning, REMS, or requirement for cycling of treatment such as with FcRn inhibitors. As it is designed to be a more patient-friendly, predictable, convenient and a less burdensome biologic, DNTH103 has the potential to become a first-line biologic treatment option. Thus, DNTH103 could compete for early treatment of AChR positive gMG patients versus IVIg, terminal complement inhibitors and FcRn inhibitors, as well as for use in patients that do not adequately respond to other biologics, such as IVIg or FcRn inhibitors.

DNTH103 for the Treatment of Other Autoimmune and Inflammatory Diseases

The classical pathway is activated through interaction of the C1 complex with antibody-antigen complexes. We believe it is therefore rational to propose that compounds specifically targeting the classical pathway and specifically C1s, such as DNTH103, would be well-suited for the potential treatment of autoimmune or inflammatory disease conditions where autoantibodies are implicated, such as CIDP and MMN.

Overview of Chronic Inflammatory Demyelinating Polyneuropathy

CIDP is an autoimmune and inflammatory disorder affecting the myelin that insulates and protects peripheral nerves. CIDP is estimated to affect more than 40,000 people in the United States. Common symptoms of the disease include weakness, loss of balance, and sensation changes in the arms or legs. In the classic or typical CIDP, there is symmetric involvement of both upper and lower limbs, characterized by weakness in the proximal (for example, shoulder region or hip region) as well as distal (for example, wrist or ankle) muscle groups. In addition, there is sensory involvement. There are several atypical forms of CIDP, characterized by varying levels of motor and sensory involvement with overlap. CIDP follows a relapsing-remitting or a progressive clinical course, which can result in substantial disability, loss of motor and sensory function, and negative impact on quality of life.

Role of Classical Pathway and C1s in the Pathogenesis of CIDP

The pathogenesis of CIDP involves a complex interplay of multiple aberrant immune responses, inflicting damage on the myelin sheath. The complement system appears to play a role in promoting macrophage-mediated demyelination. Complement deposition in sural nerve biopsies, as well as signs of increased complement activation in serum and cerebrospinal fluid of patients with CIDP, suggest complement involvement in CIDP. A recently developed human-on-a-chip conduction model (with CIDP and MMN phenotype) suggests that complement activation by CIDP and MMN patient serum is sufficient to mimic neurophysiological features of each disease and that C1s inhibition is sufficient to rescue these pathological effects. Additionally, riliprubart, a C1s inhibitor in development by Sanofi, reported positive Phase 2 clinical data beginning in the fourth quarter of 2023 across three patient groups: (a) Standard of Care-Treated; (b) Standard of Care-Refractory; and (c) Standard of Care-Naïve. These data provide additional proof of concept and validation of the role of C1s for the treatment of CIDP and the potential use of a C1s inhibitor as a first-line targeted biologic.

Current CIDP Treatments and their Limitations

Over 70% of CIDP patients require ongoing treatment with immunosuppressants such as IVIg, S.C. immune globulin, PLEX or steroids. In June 2024, Vyvgart Hytrulo, marketed by argenx, was approved for the treatment of CIDP. Vyvgart Hytrulo is administered S.C. by a healthcare professional once weekly with a dose of 1008 mg per injection over approximately thirty to ninety seconds. Despite treatment, a significant number of patients do not achieve clinical remission and there remains a significant unmet clinical need for this disease. Given the role of the complement system in the disease pathology, patients may benefit from a selective C1s inhibitor.

Overview of Multifocal Motor Neuropathy

MMN is a pure motor neuropathy associated with asymmetric deficits with predilection for upper limb involvement. It is an underrecognized disease with U.S. prevalence estimates of up to 10,000 individuals. MMN predominantly affects males as compared to females (3:1). Clinical symptoms consist of progressive or stepwise muscle weakness in the distribution of affected peripheral nerves, without loss of sensory modalities. The muscle weakness is asymmetric and causes predominantly upper limb weakness, such as weakness in hand grip, finger movements or wrist drop. The disease is progressive and can cause substantial disability and loss of function, due to the involvement of upper limbs.

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

Intellectual Property

As of February 10, 2025, we wholly own the patent portfolio covering our C1s selective antibodies, including one issued U.S. patent, two pending U.S. provisional applications, four pending PCT applications, four pending non-provisional applications in the United States and pending foreign patent applications in China, Europe, Hong Kong, Japan and Taiwan. The applications are directed to, among other things, antibodies that selectively bind to active C1s and methods of using these antibodies, including methods of treating C1s mediated disorders, and pharmaceutical formulations comprising these antibodies. Patents issuing from these applications covering DNTH103 would be expected to expire no earlier than 2043, subject to any disclaimers or extensions. We continue to develop additional pharmaceutical formulations for DNTH103 and will file patent applications to protect the same as appropriate.

Commercial

Should any of our product candidates be approved for commercialization, we intend to develop a plan to commercialize them in the United States and other key markets, through internal infrastructure and/or external partnerships in a manner that will enable us to realize the full commercial value of our programs. Given the company’s stage of development, we have not yet established a commercial organization or distribution capabilities. We are currently a party to a license agreement with Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”) for DNTH103, pursuant to which Tenacia has development and commercialization rights in the greater area of China. Aside from this area, we currently hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates.

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

In light of the BIOSECURE Act proposed in 2024, which would prohibit federal agencies from entering into procurement contracts with an entity that uses biotechnology equipment or services from a biotechnology company of concern, we are considering measures to strengthen our supply chain in the event that WuXi Biologics or one of our other manufacturers is impacted in the event the BIOSECURE Act or similar legislation is adopted. Although the BIOSECURE Act did not become law in 2024, we will closely monitor whether the BIOSECURE Act or new legislation is proposed for adoption, and how it may impact our future manufacturing strategy, and we will implement mitigations and supply chain redundancies, as needed. See the risk factor entitled “We currently rely and expect to rely in the future on the use of manufacturing suites in third-party facilities or on third parties to manufacture DNTH103 and any other product candidates, and we may rely on third parties to produce and process our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers encounter difficulties in production.”

Competition

We expect to face intense competition from other biopharmaceutical companies that are developing agents for the treatment of autoimmune and inflammatory diseases.

Generalized Myasthenia Gravis.

There is significant competition in gMG. AstraZeneca’s Soliris® and Ultomiris®, both I.V. as well as on-body S.C. device, C5 inhibitors, argenx’s Vyvgart® (efgartigimod) and Vyvgart® Hytrulo, an I.V. and S.C. FcRn inhibitor, respectively, and UCB S.A. Rystiggo® (rozanolixizumab), a weekly S.C. infusion FcRn inhibitor and Zilbrysq® (zilucoplan), a daily S.C. injection C5 inhibitor, are approved by the FDA for the treatment of gMG in patients who are AChR positive. There are several other companies developing compounds in mid- to late-stage clinical development for the treatment of gMG using various approaches and modalities.

Chronic Inflammatory Demyelinating Polyneuropathy.

There is significant competition in CIDP, including, among others, Pfizer’s PANZYGA®, a 10% Immune Globulin Infusion (Human), CSL Behring’s Hizentra®, a 20% Immune Globulin S.C. (Human), and Grifols Therapeutics’ Gamunex-C®, a 10% Immune Globulin Injection (Human) and argenx’s Vyvgart® Hytrulo, an FcRn inhibitor, approved by the FDA for CIDP. Sanofi is conducting two Phase 3 clinical trials of riliprubart (SAR445088), a C1s inhibitor. argenx’s empasiprubart (ARGX-117), an I.V. C2 inhibitor that blocks both the classical and lectin pathways is planning to initiate a Phase 3 clinical trial in 2025. Takeda is conducting a Japan-based Phase 3 clinical trial of TAK-771, a 10% Immune Globulin and Recombinant Human Hyaluronidase (rHuPH20) delivered as an S.C. injection.

Multifocal Motor Neuropathy.

Currently, Takeda’s Gammagard Liquid, a 10% Immune Globulin Infusion (Human), is the only therapy approved by the FDA for MMN. However, there are few agents in development for MMN. argenx’s empasiprubart (ARGX-117), an I.V. C2 inhibitor that blocks both the classical and lectin pathways is in a Phase 3 clinical trial. Takeda is conducting a Japan-based Phase 3 clinical trial of TAK-771, a 10% Immune Globulin and Recombinant Human Hyaluronidase (rHuPH20) delivered as an S.C. infusion.

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

Collaboration, License and Services Agreements

Zenas BioPharma, Inc.

In September 2020, we entered into an option agreement (the “Zenas Option”) with Zenas BioPharma, Inc. (formerly Zenas BioPharma Limited) (“Zenas”), under which we agreed to grant Zenas an exclusive option for an exclusive license under certain patents and know-how with respect to antibody sequences generated in a research program directed towards the research of monoclonal antibody antagonists targeting the human Complement C1s and C2 proteins, or another human protein (each, a “Research Program”). In consideration for the option grant, we were issued Zenas common stock equivalent to one percent of its shares outstanding prior to their Series A financing. On a Research Program-by-Research Program basis, Zenas also agreed to pay us a one-time payment of $1 million upon exercising the option to enter into a license agreement with respect to such Research Program. The option may only be exercised for up to two Research Programs.

On June 10, 2022, in connection with Zenas’s exercise of the option, we entered into a license agreement with Zenas (the “Zenas License Agreement” and together with the Zenas Option, the “Zenas Agreements”), under which we granted Zenas an exclusive, sublicensable license under certain patents and know-how to research, develop, manufacture, and commercialize monoclonal antibody antagonists targeting the human Complement C1s protein (including the antibody sequence of DNTH103) and, if and when the option is exercised, the human Complement C2 protein, in Greater China (the “Territory”). As consideration for the license, we were eligible to receive: (i) development milestone payments of up to $11 million; (ii) an approximate $1.1 million payment for reimbursement of a portion of development costs we previously incurred; (iii) reimbursement of a portion of costs related to chemistry, manufacturing, and controls (“CMC”) and expenses for the first antibody sequence through the manufacture of the first two batches of drug product; and (iv) reimbursement of a portion of certain non-CMC-related costs and expenses. Additionally, we were eligible to receive royalty payments based on a percentage of the annual net sales of the licensed products sold on a region-by-region basis in the Territory. The royalty rate varied from the mid-single digits to the low teens based on different tiers of annual net sales of the licensed products. Zenas was obligated to make royalty payments to us for the royalty term of the Zenas License Agreement.

Tenacia Biotechnology (Hong Kong) Co., Limited

On October 21, 2024, Zenas assigned the Zenas License Agreement to its affiliated entity, Zenas BioPharma (HK) Limited (“Zenas HK”). After the assignment, we entered into a novation agreement (the “Novation Agreement”) with Zenas HK and Tenacia, and an amendment to the Zenas License Agreement, now with Tenacia (as amended, the “Tenacia License Agreement”), pursuant to which Tenacia replaced Zenas HK as a party to the Zenas Agreements, and certain economic terms under the Zenas License Agreement with respect to cost sharing and development milestones were amended.

Except as noted below, the economic terms of the Zenas License Agreement were unchanged when novated by the Novation Agreement and amended by the Tenacia License Agreement. The Tenacia Option (as described below) and Tenacia License Agreement are collectively referred to as the “Tenacia Agreements.”

Under the Zenas License Agreement, Zenas also had the right to exercise an option with respect to a second antibody sequence, which is now held by Tenacia (the “Tenacia Option”). Pursuant to the Tenacia Option, if Tenacia exercises the option and pays us the option exercise fee related to the second antibody sequence, we will grant Tenacia an exclusive license to the sequences and licensed products under this second antibody sequence. The economic terms with respect to this second antibody sequence were unchanged by the amendment to the Zenas License Agreement.

As consideration for the license, which replaced the consideration of the Zenas License Agreement with respect to the first antibody sequence, we are eligible to receive (i) a $2.5 million upfront payment, which was paid to us by Tenacia in October 2024 upon execution of the Tenacia License Agreement; (ii) reimbursement of a portion of certain clinical costs; (iii) development milestones totaling up to $15.0 million; and (v) royalties on net sales ranging from the mid-single digits to the low teen percentages. Tenacia is also responsible for paying local development costs in Greater China and a portion of central development costs based on the number of patients enrolled from China in our global Phase 3 studies. Tenacia is obligated to make royalty payments to us for the royalty term of the Tenacia License Agreement.

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

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post- approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. Generally, before a new therapeutic product can be marketed, considerable data demonstrating a biological product candidate’s quality, safety, purity and potency, or a small molecule drug candidate’s quality, safety and efficacy, must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. For biological product candidates, potency is similar to efficacy and is interpreted to mean the specific ability or capacity of the product, as indicated by appropriate laboratory tests or by adequately controlled clinical data obtained through the administration of the product in the manner intended, to effect a given result.

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications from the sponsor, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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
•
submission to the FDA of an Investigational New Drug application (“IND”) which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
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
•
preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
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

In addition to the IND submission process, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment and such review may result in some delay before initiation of a clinical trial.

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

There is some uncertainty with respect to the FDA’s interpretation of the scope of orphan drug exclusivity. Historically, exclusivity was specific to the orphan indication for which the drug was approved. As a result, the scope of exclusivity was interpreted as preventing approval of a competing product. However, in 2021, the federal court in Catalyst Pharmaceuticals, Inc. v. Becerra suggested that orphan drug exclusivity covers the full scope of the orphan-designated “disease or condition” regardless of whether a drug obtained approval for a narrower use.

Regulation of Combination Products

Certain therapeutic products are comprised of multiple components, such as drug components, biologic components, and device components, that would normally be subject to different regulatory frameworks by the FDA and frequently regulated by different centers at the FDA. These products are known as combination products. Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug/biologic-device combination product is attributable to the drug or biological product, the FDA center responsible for premarket review of the drug or biological product would have primary jurisdiction for the combination product. The FDA has also established the Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute. A combination product with a primary mode of action attributable to the drug or biologic component generally would be reviewed and approved pursuant to the drug or biologic approval processes set forth in the FDCA. In reviewing the new drug application or BLA for such a product, however, FDA reviewers would consult with their counterparts in the FDA’s Center for Devices and Radiological Health to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System Regulation applicable to medical devices.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. After a BLA is approved for a biological product, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of the product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, and potency or effectiveness of biologics.

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

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA. The FDA has issued guidance documents intended to inform prospective applicants and facilitate the development of proposed biosimilars and interchangeable biosimilars, as well as to describe the FDA’s interpretation of certain statutory requirements added by the BPCIA.

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

Patent Term Extension

In the United States, after a BLA is approved, owners of relevant drug patents may apply for up to a five-year patent extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory process. The allowable patent term extension is typically calculated as one-half the time between, the latter of the effective date of an IND and issue date of the patent for which extension is sought, and the submission date of a BLA, plus the time between BLA submission date and the BLA approval date up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue licensure with due diligence. The total patent term after the extension may not exceed 14 years from the date of product licensure. Only one patent applicable to a licensed biological product is eligible for extension and only those claims covering the product, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Some, but not all, foreign jurisdictions possess patent term extension or other additional patent exclusivity mechanisms that may be more or less stringent and comprehensive than those of the U.S.

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

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicaid & Medicare Services (“CMS”) information related to payments or other transfers of value to various healthcare professionals including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning on January 1, 2023, California Assembly Bill 1278 requires California physicians and surgeons to notify patients of the Open Payments database established under the federal Physician Payments Sunshine Act.

We are also subject to federal price reporting laws and federal consumer protection and unfair competition laws. Federal price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/ or discounts on approved products. Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.

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

Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. A covered entity or business associate is also liable for civil money penalties for a violation that is based on an act or omission of any of its agents, which may include a downstream business associate, as determined according to the federal common law of agency. HITECH also increased the civil and criminal penalties applicable to covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.

In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, govern the privacy and security of health-related information, specifically, may apply even when HIPAA does not and impose additional requirements.

Even when HIPAA and state health information privacy laws do not apply, according to the FTC and state Attorneys General, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act and state consumer protection laws.

In addition, certain state laws, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CCPA”), govern the privacy and security of personal information, including health-related information, in certain circumstances, some of which are more stringent than HIPAA in various ways. Numerous other states have passed similar laws, but many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA/CPRA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, rights to California residents in relation to their personal information. Health information falls under the CCPA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household — unless it is subject to HIPAA — and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. The numerous other comprehensive privacy laws that have passed or are being considered in other states, as well as at the federal and local levels, also exempt some data processed in the context of clinical trials; but others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.

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

Coverage and Reimbursement

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow it to establish or maintain pricing sufficient to realize a sufficient return on its investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Factors payors consider in determining reimbursement are based on whether the product is: a covered benefit under its health plan; safe, effective and medically necessary; cost-effective; and neither experimental nor investigational.

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

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost- containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. The IRA provides CMS with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. On August 29, 2023, HHS announced the list of the first ten drugs subject to price negotiations. These price negotiations occurred in 2024. In January 2025, CMS announced a list of 15 additional Medicare Part D drugs that will be subject to price negotiations. The IRA also provides a new “inflation rebate” covering Medicare patients that took effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision requires drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Part B and Part D increases faster than the rate of inflation. To support biosimilar competition, beginning in October 2022, qualifying biosimilars may receive a Medicare Part B payment increase for a period of five years. Separately, if a biologic drug for which no biosimilar exists delays a biosimilar’s market entry beyond two years, CMS will be authorized to subject the biologics manufacturer to price negotiations intended to ensure fair competition. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain.

In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we may commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

Finally, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state measures designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS adopted a final rule allowing Medicare Advantage Plans the option to use step therapy for Part B drugs, permitting Medicare Part D plans to apply certain utilization controls to new starts of five of the six protected class drugs, and requiring the Explanation of Benefits for Part D beneficiaries to disclose drug price increases and lower cost therapeutic alternatives, which went into effect on January 1, 2021. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Patent and Trademark Law Amendments Act (the (“Bayh-Dole Act”). On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for its drugs or put pressure on its drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Regulation in the European Union

European Data Laws

The collection and use of personal health data and other personal data in the European Union (“EU”) is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), which came into force in May 2018, and related data protection laws in individual EU Member States. The GDPR imposes a number of strict obligations and restrictions on the ability to process, including collecting, analyzing and transferring, personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national legislation.

In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the European Economic Area (“EEA”) that are not considered by the European Commission (“EC”) to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on SCCs, data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA to the United States, on July 10, 2023, the EC adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework. With regard to the transfer of data from the EU to the United Kingdom (UK), personal data may freely flow from the EEA to the UK since the UK is deemed to have an adequate data protection level. However, the adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force, unless renewed.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed.

Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU.

Furthermore, there are specific requirements relating to processing health data from clinical trials, including public disclosure obligations provided in the EU Clinical Trials Regulation No. 536/2014 (“CTR”), European Medical Agency (“EMA”) disclosure initiatives and voluntary commitments by industry. Failure to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results.

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

Companies are subject to specific transfer rules under the UK regime, which broadly mirror the GDPR rules. On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (IDTA) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (Addendum) and a document setting out transitional provisions. The IDTA and Addendum came into force on March 21, 2022 and replaced the old SCCs for the purposes of the UK regime. Regarding transfers from the UK to the EEA, personal data may flow freely since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. With regard to the transfer of personal data from the UK to the United States, the UK government has adopted an adequacy decision for the United States, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the United States as offering an adequate level of data protection where the transfer is to a U.S. company participating in the EU-US Data Privacy Framework and the UK Extension.

Drug and Biologic Development Process

Regardless of where they are conducted, all clinical trials included in applications for marketing authorization (“MA”) for human medicines in the EU/EEA must have been carried out in accordance with EU regulations. This means that clinical trials conducted in the EEA have to comply with EU clinical trial legislation but also that clinical trials conducted outside the EU/EEA have to comply with ethical principles equivalent to those set out in the EU/EEA, including adhering to international good clinical practice and the Declaration of Helsinki. The conduct of clinical trials in the EU is governed by the CTR, which entered into force on January 31, 2022. The CTR replaced the Clinical Trials Directive 2001/20/EC, (“Clinical Trials Directive”) and introduced a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU.

Under the former regime, which will expire after a transition period of three years, as outlined below in more detail, before a clinical trial can be initiated it must be approved in each EU member state where there is a site at which the clinical trial is to be conducted. The approval must be obtained from two separate entities: the National Competent Authority (“NCA”) and one or more Ethics Committees. The NCA of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU member state before the commencement of the trial. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be submitted to or approved by the relevant NCA and Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU member state where they occur.

A more unified procedure will apply under the new CTR. A sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal (the “Clinical Trials Information System” or “CTIS”). One national regulatory authority (the reporting EU member state proposed by the applicant) will take the lead in validating and evaluating the application, consult and coordinate with the other concerned EU Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned EU Member States. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such member state. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. The CTR foresees a three-year transition period. EU Member States will work in CTIS immediately after the system has gone live. Since January 31, 2023, submission of initial clinical trial applications via CTIS is mandatory and CTIS serves as the single entry point for submission of clinical trial-related information and data. By January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive were required to comply with the CTR and have to be transitioned to CTIS. On July 19, 2023, the EC published guidance concerning the steps to be taken in this transition. This guidance provides, among other things, that (i) documentation which was previously assessed will not be reassessed, (ii) templates that were developed and endorsed by the EU Clinical Trials Expert Group to provide compliance with the CTR do not need to be updated and (iii) there is no need to retrospectively create a site suitability form, which are only necessary for new trial sites.

Under both the former regime and the new CTR, national laws, regulations, and the applicable GCP and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on Good Clinical Practice and the ethical principles that have their origin in the Declaration of Helsinki.

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

Drug Marketing Authorization

In the EEA, after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining an MA. To obtain an MA of a drug under European Union regulatory systems, an applicant can submit an MAA through, amongst others, a centralized or decentralized procedure. To be used or sold in the UK, a drug must have an effective MA obtained by a centralized application through EMA or a national application. National applications are governed by the Human Medicines Regulations (SI 2012/1916). Applications are made electronically through the Medicines and Healthcare products Regulatory Agency (“MHRA”) Submissions Portal. The process from application to authorizations generally takes up to 210 days, excluding time taken to provide any additional information or data required by the MHRA.

On August 30, 2023, the MHRA published detailed guidance on its recently announced new International Reliance Procedure (“IRP”) for MAAs. The IRP applies since January 1, 2024 and replaces existing EU reliance procedures to apply for authorizations from seven international regulators (e.g. Health Canada, Swiss Medic, FDA, EMA, among others). The IRP allows medicinal products approved in other jurisdictions that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the UK.

Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

Centralized Authorization Procedure

The centralized procedure provides for the grant of a single MA that is issued by the EC following the scientific assessment of the application by the “European Medicines Agency (“EMA”) that is valid for all EU Member States as well as in the three additional EEA Member States (Norway, Iceland and Liechtenstein). The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy or tissue engineered medicines) and medicinal products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For medicinal products containing a new active substance not yet authorized in EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a MA through the centralized procedure.

Under the centralized procedure, the CHMP established at the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting MA within 67 days after receipt of the CHMP opinion.

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

The decentralized procedure permits companies to file identical MA applications for a medicinal product to the competent authorities in various EU Member States simultaneously if such medicinal product has not received marketing approval in any EU Member State before. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure. The competent authority of a single EU Member State, the reference member state, is appointed to review the application and provide an assessment report. The competent authorities of the other EU Member States, the concerned member states, are subsequently required to grant a MA for their territories on the basis of this assessment. The only exception to this is where the competent authority of an EU Member State considers that there are concerns of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding for all EU Member States.

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

For the UK, the period of three years during which the drug has not been marketed in Great Britain will be restarted from the date of conversion to a Great Britain MA. Conversion refers to the procedure by which, as of January 1, 2021, MAs granted on the basis of a centralized procedure in the EU are only valid in Northern Ireland but not in Great Britain, whereas, prior EU authorizations have all been automatically converted into UK MAs effective in Great Britain only.

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

Advanced Therapy Medicinal Products

In the EU, medicinal products, including advanced therapy medicinal products (“ATMPs”) are subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and national levels. ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products, which are genes, cells or tissues that have undergone substantial manipulation and that are administered to human beings in order to cure, diagnose or prevent diseases or regenerate, repair or replace a human tissue. Pursuant to Regulation (EC) No 1394/2007, the Committee for Advanced Therapies (“CAT”) is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CHMP and CAT are also responsible for providing guidelines on ATMPs. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs. Although such guidelines are not legally binding, compliance with them is often necessary to gain and maintain approval for product candidates.

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

Exceptional Circumstances/Conditional Approval

Similar to accelerated approval regulations in the United States, conditional MAs can be granted in the EU in exceptional circumstances. A conditional MA can be granted for medicinal products where, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, a number of criteria are fulfilled: (i) the benefit/risk balance of the product is positive, (ii) it is likely that the applicant will be in a position to provide the comprehensive clinical data, (iii) unmet medical needs will be fulfilled by the grant of the MA and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. Once a conditional MA has been granted, the MA holder must fulfil specific obligations within defined timelines. A conditional MA is valid for one year and must be renewed annually, but it can be converted into a standard MA once the MA holder fulfils the obligations imposed and the complete data confirm that the medicine’s benefits continue to outweigh its risks.

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

On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation. The current draft envisages e.g., a shortening of the periods of data exclusivity, however, there is currently neither a final version of this draft nor a date for its entry into force. While the European Parliament adopted its approving position on the reform on April 10, 2024, no further required legislative steps have been taken since.

Orphan Designation and Exclusivity

The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States. The EMA grants orphan drug designation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the EU (prevalence criterion). In addition, Orphan Drug Designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. An application for orphan drug designation (which is not a MA, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for MA of the medicinal product is submitted. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional MA.

The EMA’s Committee for Orphan Medicinal Products reassesses the orphan drug designation of a product in parallel with the review for a MA; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of MA review by the EMA and approval by the EC. Additionally, any MA granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. Upon the grant of an MA, orphan drug designation provides up to ten years of market exclusivity in the orphan indication.

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

In the UK, following the post-Brexit transition period, a system for incentivizing the development of orphan medicines was introduced. Overall, the requirements for orphan designation largely replicate the requirements in the EU and the benefit of market exclusivity has been retained. Products with an orphan designation in the EU can be considered for an orphan MA in Great Britain, but a UK-wide orphan MA can only be considered in the absence of an active EU orphan designation. The MHRA will review applications for orphan designation at the time of an MA, and will offer incentives, such as market exclusivity and full or partial refunds for MA fees to encourage the development of medicines in rare diseases.

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

The holder of an MA for a medicinal product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products.

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

The manufacturing process for pharmaceutical products in the EU is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC (repealed by Directive 2017/1572 on January 31, 2022), Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice (“EU GMP”). These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the European Union. Amendments or replacements of at least Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation. Similarly, the distribution of pharmaceutical products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with EU GMP, before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with EU GMP.

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

The MMDA supplements the UK Medical Devices Regulations 2002 (the “Regulations”), which are based on the EU Medical Devices Directive as amended to reflect the United Kingdom’s post-Brexit regulatory regime. Notably, the Regulations do not include any of the revisions that have been made by the EU Medical Devices Regulation (EU) 2017/745, which has gained full application in all EU Member States since May 26, 2021 but is not applicable in the UK as “retained law”. Additionally, the MHRA launched a comprehensive consultation in 2021 with proposals to amend the regulatory framework for medical devices in the United Kingdom. The stated objectives of the proposals include expansion of the scope of the Regulations (for example, by expanding the in vitro diagnostic medical device definition to include software and other products, including products without an intended medical purpose but with similar functioning and risk profiles) and potentially through use of internationally recognized definitions (for example, by excluding products that contain viable biological substances and excluding food), remove trade barriers, further the availability of medical devices and improve the favorability of the UK market. The consultation period closed on November 25, 2021 and on June 26, 2022, the MHRA published a response to its consultation, which sets out the proposed new UK regulatory framework for medical devices and in vitro diagnostic medical devices. The proposals are intended to improve patient safety and public health through appropriate regulatory oversight, improve the traceability of medical devices, improve the regulation of the rules governing software and AI as medical devices and introduce alternative routes to market to ensure the UK aligns with any superior international best practices. Core aspects of the new framework are expected to apply from July 1, 2025 with appropriate transitional measures and the introduction of secondary legislation.

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

Additional Regulation

In addition to the foregoing, local, state and federal laws regarding such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and waste generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous or biohazardous substances, we could be liable for damages, environmental remediation, and/or governmental fines. We believe that we are in material compliance with applicable environmental laws and occupational health and safety laws that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees and Human Capital Resources

As of March 7, 2025, we had 78 employees, all of whom were employed full time and 56 of whom were engaged in research and development activities. 19 of our employees hold Ph.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Available Information

Our corporate website is www.dianthustx.com, and our investor relations website is investor.dianthustx.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on our investor relations website as soon as reasonably practicable after we file or furnish such material electronically with the SEC. The SEC also maintains a website that contains our SEC filings at www.sec.gov. We do not intend for the information contained in, or available through, our website to be part of this Annual Report on Form 10-K. Similarly, please note that any Internet addresses provided in this Annual Report on Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

Item 1A. Risk Factors.

In evaluating our business, you should carefully consider the following discussion of material risks, events and uncertainties that make an investment in us speculative or risky in addition to the other information included in this Annual Report on Form 10-K. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business and operations, growth, reputation, prospects, operating and financial results, financial condition, cash flows, liquidity and stock price. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. The risks and uncertainties described below are not the only ones we face. Our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our business. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

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
•
If we encounter difficulties enrolling patients in our current or future clinical trials, our clinical development activities could be delayed or otherwise adversely affected;
•
We have collaborations with third parties, including our existing license and development collaboration with Tenacia. If we are unable to maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected;

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
•
The market price of our common stock may be volatile, the market price of our common stock may drop, and an active trading market for our common stock may not be sustained and our stockholders may not be able to sell their shares of common stock for a profit, if at all;
•
Provisions in our certificate of incorporation and bylaws and under Delaware law could make an acquisition of us more difficult and may discourage any takeover attempts which stockholders may consider favorable, and may lead to entrenchment of management; and
•
We will continue to incur additional costs and increased demands upon management as a result of complying with the laws and regulations affecting public companies.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have not completed any late-stage clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

We are a clinical-stage biotechnology company with limited operating history that has incurred significant operating losses. We have utilized substantially all of our resources conducting research and development activities (including with respect to our DNTH103 program), undertaking preclinical studies of product candidates, conducting clinical trials of and manufacturing DNTH103, business planning, developing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities. We have limited experience as a company in initiating, conducting or completing clinical trials. In part because of this lack of experience, we cannot be certain that our current and future clinical trials will begin or be completed on time, if at all. In addition, while we initiated two Phase 2 clinical trials and one Phase 3 clinical trial with DNTH103 in patients with gMG, MMN and CIDP, respectively, we have not completed a late-stage clinical trial for any product candidate, have no products approved for commercial sale and have not yet demonstrated our ability to successfully complete late-stage clinical trials (including Phase 3 or other pivotal clinical trials), obtain regulatory or marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Developing biotechnology products is a very long, time-consuming, expensive and uncertain process that takes years to complete. Since our inception in 2019, we have funded our operations primarily through private financings and net proceeds from our ATM offering, and have incurred significant recurring losses, including net losses of $85.0 million and $43.6 million for the years ended December 31, 2024 and 2023, respectively. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct multiple Phase 2 clinical trials and a Phase 3 clinical trial, prepare for additional IND and other regulatory filings, potentially initiate additional clinical trials, and continue to research, develop and conduct preclinical studies of our other potential product candidates. In addition, if we obtain regulatory approval for any product candidate for commercial sale, including DNTH103, we anticipate incurring significant commercialization expenses related to product manufacturing, marketing, sales and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Because the design and outcome of our current and future clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Our future capital requirements depend on many factors, including factors that are not within our control.

We will also continue to incur additional costs associated with operating as a public company that we did not incur as a private company. Accordingly, we will require substantial additional funding to continue our operations. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments should be sufficient to fund our operations into the second half of 2027. This estimate is based on assumptions that may prove to be materially wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the timing and progress of preclinical and clinical development activities;
•
the number and scope of preclinical and clinical programs we pursue;
•
our ability to establish an acceptable safety profile with IND-enabling toxicology studies to enable clinical trials;
•
successful patient enrollment in, and the initiation and completion of, larger and later-stage clinical trials;
•
per subject trial costs;
•
the number, extent and scope of trials required for regulatory approval;
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

We do not have any committed external sources of funds and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. For example, on January 24, 2024, we completed the 2024 Private Placement in which we issued 14,500,500 shares of common stock and the 2024 Pre-Funded Warrants to purchase up to 4,666,332 shares of common stock to certain institutional and accredited investors, which resulted in dilution to our stockholders that did not participate in the 2024 Private Placement, and, to the extent that the 2024 Pre-Funded Warrants are exercised, our stockholders’ ownership interests will be further diluted. If we raise additional funds through upfront payments or milestone payments pursuant to future collaborations with third parties, we may have to relinquish valuable rights to product development programs, or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions and volatility in the credit and financial markets in the United States and worldwide, including resulting from public health crises, the conflict between Russia and Ukraine or the conflicts in the Middle East, over which we may have no or little control. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more clinical trials, product development programs or future commercialization efforts.

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

We have incurred significant net losses in each period since inception. Our net losses were $85.0 million and $43.6 million for the years ended December 31, 2024 and 2023, respectively. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
•
develop and manufacture our clinical supplies and access commercial-scale cGMP capacity and capabilities through third-parties or our own manufacturing facility; and
•
continue to operate as a public company.

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

The development and commercialization of drugs is highly competitive. If approved, DNTH103 or our other product candidates will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific, medical and management personnel, establishing clinical trial sites, patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, DNTH103 or our other product candidates.

Our competitors have developed, are developing or may develop programs and processes competitive with DNTH103 or our other product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy, dosing and/or presentation profile. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, have a more attractive dosing profile or presentation or are less expensive than any products we may develop, if any, or if competitors develop competing products or if biosimilars enter the market more quickly than we are able to, if at all, and are able to gain market acceptance. See the section titled “Business — Competition” for a more detailed description of our competitors and the factors that may affect the success of the products that we develop.

In addition, because of the competitive landscape for autoimmune and inflammatory indications, we may also face competition for clinical trial enrollment. Patient enrollment will depend on many factors, including if potential clinical trial patients choose to undergo treatment with approved products or enroll in competitors’ ongoing clinical trials for programs that are under development for the same indications as our programs. An increase in the number of approved products for the indications we are targeting with our product candidates may further exacerbate this competition. Our inability to enroll a sufficient number of patients could, among other things, delay our development timeline, which may further harm our competitive position.

DNTH103 and our other programs are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our current or future collaborators are unable to complete development of, or commercialize, our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have no products on the market and DNTH103 and our other programs are in the early stages of development. As a result, we expect it will be many years before we commercialize a product candidate, if any. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, DNTH103 or other product candidates either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any product candidates. We have limited experience as a company in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA or comparable foreign regulatory authorities. We have also not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Before obtaining regulatory approval for the commercial distribution of product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of such product candidates.

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

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our most advanced product candidate, DNTH103. We are investing a majority of our efforts and financial resources into the research and development of this candidate. We initiated global Phase 2 clinical trials of DNTH103 in gMG and MMN and a global Phase 3 clinical trial of DNTH103 in CIDP. The success of DNTH103 may depend on having a comparable safety and efficacy profile and a more favorable dosing schedule (i.e., less frequent dosing) and more patient-friendly administration (i.e., S.C. self-administration using a pen or other prefilled device) to products currently approved or in development for the indications we are pursuing or may in the future pursue.

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

We may ultimately discover that our technologies for our specific targets and indications and DNTH103 or any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. We currently have only preclinical data and data from our Phase 1 clinical trial regarding properties of DNTH103 and the same results may not be seen in patients in our later stage trials. In addition, product candidates using technologies may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. This technology and DNTH103 or any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways.

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of non-human primates (“NHPs”) to conduct certain preclinical studies that we are required to complete prior to submitting an IND or foreign equivalent, initiating clinical development or submitting a marketing application. During the past several years, there was a global shortage of NHPs available for drug development. If similar shortages occur in the future, the cost of obtaining NHPs for our future preclinical studies may increase significantly and the availability of NHPs may decrease. A shortage could result in delays to our development timelines.

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

We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with our clinical development plan. If the FDA or comparable regulatory authorities require us to conduct additional trials or enroll additional patients, our development timelines may be delayed. We cannot be sure that submission of an IND, a Clinical Trial Application (“CTA”), or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval at each clinical trial site; difficulties in patient enrollment in our clinical trials for a variety of reasons; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s GCPs or regulations or applicable regulations or regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to larger-scale facilities operated by third-party CDMOs and delays or failure by our CDMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

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

A key part of our business strategy is to identify and develop additional product candidates. Our preclinical research and clinical trials may initially show promise in identifying potential product candidates yet fail to yield product candidates for clinical development for a number of reasons. For example, we may be unable to identify or design additional product candidates with the pharmacological and pharmacokinetic drug properties that we desire, including, but not limited to, extended half-life, acceptable safety profile or the potential for the product candidate to be delivered in a convenient formulation. Research programs to identify new product candidates require substantial technical, financial, and human resources. If we are unable to identify additional product candidates for preclinical and clinical development, we may not be able to successfully implement our business strategy, and may have to delay, reduce the scope of, suspend or eliminate one or more of our product candidates, clinical trials or future commercialization efforts, which would negatively impact our financial condition.

If we encounter difficulties enrolling patients in our current and future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients in current or future trials for DNTH103 or any other product candidates will depend on many factors, including if patients choose to enroll in clinical trials, rather than using approved products, or if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients instead enroll in such clinical trials. Additionally, the number of patients required for clinical trials of DNTH103 or any other product candidates may be larger than we anticipate, especially if regulatory bodies require the completion of non-inferiority or superiority trials. Even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining patients in our clinical trials. Our inability to enroll or maintain a sufficient number of patients would result in significant delays in completing clinical trials or receipt of marketing approvals and increased development costs or may require us to abandon one or more clinical trials altogether.

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

Our current or future clinical trials or those of our current or future collaborators may reveal significant adverse events or undesirable side effects not seen in our preclinical studies and may result in a safety profile that could halt clinical development, inhibit regulatory approval or limit commercial potential or market acceptance of DNTH103 or any of our other product candidates or result in potential product liability claims.

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

We are early in our development efforts and will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA, EMA, or comparable foreign regulatory approval to market our product candidates. Carrying out clinical trials and the submission of a successful IND or CTA is a complicated process. As an organization, we have limited experience in preparing, submitting and prosecuting regulatory filings. We may experience manufacturing delays or other delays with IND- or CTA-enabling studies, including with suppliers, study sites, or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND or a CTA or submission of a trial to an IND or a CTA will result in the FDA or EMA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that lead us to suspend or terminate clinical trials. For example, upon submission or after approval of an IND or CTA for a clinical trial of DNTH103, the FDA, EMA or comparable foreign regulatory authorities may recommend or require changes to our protocol or study designs that could adversely affect our study timelines and/or ability to enroll patients. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of our product candidates. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or a CTA, such regulatory authorities may change their requirements in the future. The FDA, EMA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to file INDs or CTAs, initiate clinical trials, or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

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

We do not currently lease or own any facility that may be used as our clinical-scale manufacturing and processing facility and currently rely on a CDMO, WuXi Biologics (as defined below), to manufacture our product candidate used in our Phase 1, Phase 2 and Phase 3 clinical trials. We currently have a sole source relationship with WuXi Biologics for our supply of DNTH103 (see Item 1. “Business—Collaboration, License and Services Agreements” in this Annual Report on Form 10-K for additional information on Dianthus’ relationship with WuXi Biologics). If there should be any disruption in such supply arrangement, including any adverse events affecting our sole supplier, Wuxi Biologics, it could have a negative effect on the clinical development of our product candidates and other operations while we work to identify and qualify an alternate supply source. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partner for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of a product candidate. We perform periodic audits of each CDMO facility that supports our supply of DNTH103 and review/approve all DNTH103 cGMP-related documentation. We also have a quality agreement with WuXi Biologics that documents our mutual agreement on compliance with cGMPs and expectations on quality-required communications to us. Beyond this, we have no control over the ability of our CDMO to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities and the associated Quality Management System for the manufacture of a product candidate or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially and adversely affect our ability to develop, obtain regulatory approval for or market such product candidate, if approved. Similarly, our failure, or the failure of our CDMO, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of a product candidate or drug and harm our business and results of operations. In addition, we have not yet caused any product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved.

Moreover, our CDMO may experience manufacturing difficulties due to resource constraints, governmental restrictions or as a result of labor disputes or unstable political environments. Supply chain issues, including those resulting from the ongoing military conflicts between Russian and Ukraine and Israel and surrounding areas and the attacks on marine vessels traversing the Red Sea, may affect our third-party vendors and cause delays. Furthermore, since we have engaged WuXi Biologics, a manufacturer located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments or political unrest or unstable economic conditions in China. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to transfer from WuXi Biologics, which is our sole manufacturing source for DNTH103, we anticipate that the complexity of the manufacturing process may materially impact the amount of time it would take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to supply product candidates, including DNTH103, in a timely manner or within budget. If any CDMO on which we will rely fails to manufacture quantities of a product candidate at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition, cash flows, and prospects could be materially and adversely affected. In addition, our CDMO and/or distribution partners are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and our CDMO may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our products.

In addition, we currently rely on foreign CROs and CDMOs, including WuXi Biologics, and will likely continue to rely on foreign CROs and CDMOs in the future. Foreign CDMOs may be subject to U.S. legislation, including the act proposed in 2024 known as the BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.

For example, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs. It is unknown whether and to what extent new tariffs, export controls, trade restrictions, or other new laws or regulations imposed by either the new U.S. administration or by China will be adopted, or the effect that any such actions would have on us or our industry. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on our CDMO and other service providers that operate in China. For example, the BIOSECURE Act could prohibit, among other things, the use of U.S. government executive agency contract, grant, or loan funding to provide or to enter into, extend or renew contracts involving the use of certain equipment or services produced or provided by certain Chinese companies, which could cause us to reevaluate our relationship with our current CDMO, WuXi Biologics, which is located in China. While we have not started commercialization of drug candidates, any unfavorable government policies on international trade, such as export controls, capital controls, tariffs or other trade restrictions, may affect the demand for our drug products, the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our preclinical studies and clinical trials, particularly with respect to our manufactured product candidates that we import from China, including pursuant to our manufacturing arrangements and license agreement with WuXi Biologics. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

We have collaborations with third parties, including our existing license and development collaboration with Tenacia. If we are unable to maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We have various collaboration and license arrangements, including with Tenacia for the development and commercialization of DNTH103 in the greater area of China. Further, we may in the future form or seek strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates. Collaborations or licensing arrangements that we enter into may not be successful, and any success will depend heavily on the efforts and activities of such collaborators or licensors. If any of our collaborators, licensors or licensees experience delays in performance of, or fail to perform their obligations under, their applicable agreements with us, disagree with our interpretation of the terms of such agreement or terminate their agreement with us, our pipeline of product candidates would be adversely affected. If we fail to comply with any of the obligations under our collaborations or license agreements, including payment terms and diligence terms, our collaborators, licensors or licensees may have the right to terminate our agreements, in which event we may lose intellectual property rights and may not be able to develop, manufacture, market or sell the products covered by such agreements or may face other penalties under our agreements. Our collaborators, licensors or licensees may also fail to properly maintain or defend the intellectual property we have licensed from, if required by our agreement with them, or even infringe upon our intellectual property rights, leading to the potential invalidation of our intellectual property or subjecting us to litigation or arbitration, any of which would be time-consuming and expensive and could harm our ability to commercialize our product candidates. Further, any of these relationships may require us to increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

As part of our strategy, we plan to evaluate additional opportunities to enhance our capabilities and expand our development pipeline or provide development or commercialization capabilities that complement our own. We may not realize the benefits of such collaborations, alliances or licensing arrangements. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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

We have experienced and expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of preclinical and clinical drug development, technical operations, clinical operations, regulatory affairs and, potentially, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial personnel and systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team working together in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.

We are highly dependent on our key personnel, and we anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our managerial, scientific and medical personnel, including our Chief Executive Officer, executive officers and other members of our leadership team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key personnel may be difficult and may take an extended period of time. If we do not succeed in attracting and retaining qualified personnel, it could materially and adversely affect our business, financial condition, cash flows, and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources on our employee recruitment and retention efforts.

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

Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems are becoming increasingly frequent and more sophisticated. Cybersecurity incidents increasingly involve the use of artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks on targets. The information and data processed and stored in our technology systems, and those of our strategic partners, contract research organizations, contract manufacturers, suppliers, distributors or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation.

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

The security measures we have implemented may not be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

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

Our cash held in non-interest-bearing and interest-bearing accounts can at times exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank on March 10, 2023. The Federal Reserve subsequently announced that account holders would be made whole. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. For example, we could not access assets held in our account with Silicon Valley Bank for a period in March 2023, which required us to obtain a short-term loan to fund our operations. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

We previously identified material weaknesses in our internal control over financial reporting, which have been remediated, and may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which could affect the reliability of our financial statements, our investors' confidence and have other adverse consequences.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and related SEC rules require management to furnish a report on the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and help us to prevent fraud. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming and requires significant continuous attention of management. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

We previously identified material weaknesses in our internal control over financial reporting which related to: (a) general segregation of duties, including the review and approval of journal entries as well as system access that had not been designed to allow for effective segregation of duties; and (b) our accounting software system had certain system limitations that did not allow for an effective control environment.

Our management has concluded that the design and operation of our internal control over financial reporting is effective and therefore that these previously identified material weaknesses have been fully remediated as of December 31, 2024.

While we believe the remediation efforts both addressed the identified material weaknesses and also enhanced our overall financial control environment, if we are unable to assert that our internal control over financial reporting is effective under Section 404(a) of the Sarbanes-Oxley Act, or, if we become subject to Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, all of which could require additional financial and management resources.

Risks Related to Intellectual Property

Our ability to protect our patents and other proprietary rights is uncertain, exposing us to the possible loss of competitive advantage.

We rely or may rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technologies and to prevent third parties from competing with us. Our success depends in large part on our ability to obtain and maintain patent protection for platform technologies, product candidates and their uses, as well as the ability to operate without infringing on or violating the proprietary rights of others. We own six pending U.S. patent applications, which includes two provisional applications and four non-provisional applications, one issued U.S. patent, four pending PCT (Patent Cooperation Treaty) applications, and seven pending foreign applications in China, Europe, Hong Kong, Japan and Taiwan. We additionally expect to continue to file patent applications in the United States and abroad related to discoveries and technologies that are important to our business. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents on product candidates worldwide would be prohibitively expensive and our intellectual property rights in some foreign jurisdictions may be less extensive than those in the United States. As such, we do not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Competitors may operate in countries where we do not have patent protection and could then freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where patent protection has not been requested.

Our intellectual property portfolio is at an early stage, and we currently only own one issued patent, which is expected to expire in 2043, without taking any potential patent term extension into account. Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that we may license or own covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in any clinical trials or delays in obtaining regulatory approval, the period of time during which we could market product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford any meaningful competitive advantage.

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

In addition, the U.S. federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. We may in the future collaborate with academic institutions to accelerate our preclinical research or development. While it is our policy to avoid engaging university partners in projects in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in-technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including disruptions caused by government shutdowns and public health crises, or layoffs of federal workers by the federal government. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We conducted our Phase 1 clinical trial for DNTH103 in New Zealand, we are currently conducting our Phase 2 clinical trials and our Phase 3 clinical trial for DNTH103 in the United States and outside the United States, and we may in the future choose to conduct more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.

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

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, such as the conflict between Russia and Ukraine, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations, cash flows, and financial condition.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve raised interest rates multiple times in response to concerns about inflation and, although it recently lowered interest rates, there is no guarantee that it will continue to lower rates or that it will not raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, rising tensions between China and Taiwan, the ongoing conflict in Israel and surrounding areas, the attacks on marine vessels traversing the Red Sea and the ongoing military conflict between Russia and Ukraine and in the Middle East have created volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

We may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.

The market price of our common stock may be volatile, and the market price of our common stock may drop.

The market price of our common stock has been and is likely to continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
results of clinical trials and preclinical studies of our product candidates, or those our competitors or our existing or future collaborators;
•
failure to meet or exceed financial and development projections of the investment community or that we may provide to the public;
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

Moreover, the stock markets in general, and the markets for biotechnology and biopharmaceutical companies in particular, have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our Board of Directors could have an adverse effect on our operating results, financial condition and cash flows.

We will continue to incur additional costs and increased demands upon management as a result of complying with the laws and regulations affecting public companies.

We will continue to incur significant legal, accounting and other expenses as a public company that we did not incur as a private company, including costs associated with public company reporting obligations under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Some of our executive officers have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise related to public company reporting requirements and compliance with applicable laws and regulations to ensure that we comply with all of these requirements. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on the Board of Directors or on board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

If we no longer qualify as a smaller reporting company or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results and cash flows.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, we currently qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, in at least the near term, which allows us to take advantage of many exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Once we are no longer a smaller reporting company or otherwise no longer qualify for these exemptions, we will be required to comply with additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. As a private company, we were never required to test our internal controls within a specified period. This will require that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner. For additional information related to the risks and uncertainties of our compliance with the Sarbanes-Oxley Act, see the section above titled “Risks Related to Our Business and Operations—We previously identified material weaknesses in our internal control over financial reporting, which have been remediated, and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which could affect the reliability of our financial statements, our investors' confidence and have other adverse consequences.”

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 58% of our outstanding shares of common stock as of March 7, 2025. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

We have broad discretion in the use of our cash and cash equivalents and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

We have broad discretion over the use of our cash and cash equivalents. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You will not have the opportunity to influence our decisions on how to use our cash resources.

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or our stockholders. We will assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we will make about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For example, the United States enacted the IRA, which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years. The U.S. Congress is considering legislation that would restore the current deductibility of research and development expenditures, however, there is no assurance that the provision will be repealed or otherwise modified. Such changes, among others, may adversely affect our effective tax rate, results of operation and general business conditions.

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

As of December 31, 2024, we had federal net operating loss carryforwards of $388.4 million, of which $17.5 million will begin to expire in 2035 and the remaining can be carried forward indefinitely. As of December 31, 2024, we had state net operating loss carryforwards of $352.3 million, which will begin to expire in 2035. As of December 31, 2024, we also had available research and orphan drug tax credit carryforwards for federal and state income tax purposes of $19.1 million and $3.7 million, respectively, which will begin to expire in 2035 and 2030, respectively. We have not conducted a formal study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since inception; however, the Reverse Merger is expected to result in an ownership change. For these reasons, we do not expect to be able to utilize a material portion of the net operating losses and research and orphan drug tax credit carryforwards.

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

To augment internal knowledge, we have engaged a virtual Chief Information Security Officer (“vCISO”) from a third-party firm that has provided IT and security services for over 18 years and utilizes industry expertise to recommend and implement best practice solutions for operational needs. The service provides a named vCISO as part of an advisory team to assess and help manage our cybersecurity program.

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

In addition to internal systems and concerns, we manage risks from third parties that are a part of business operations. This includes assessing cybersecurity risks during the vetting process and recurring assessments during the life of the engagements. Relative levels of assessment are considered with regard to business criticality of the relevant third parties. We rely heavily on our third party CROs and CDMOs to manage our clinical trials and manufacture our investigational products, and a cybersecurity incident at a CRO, CMDO or other third party upon which we rely could materially adversely impact us. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information on cybersecurity risks we face.

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

Item 2. Properties.

We are currently a remote-based company, and a majority of our employees work remotely. We currently lease space for administrative offices in Waltham, Massachusetts and New York, New York and wet laboratory space in Watertown, Massachusetts. Our space in Waltham is approximately 2,750 square feet under a lease that expires in January 2026, our space in New York is approximately 3,367 square feet under a lease that expires in February 2031 and our space in Watertown varies monthly based on our needs but does not exceed 1,000 square feet under a lease that expires in August 2025. Our New York office is our corporate headquarters. As the company expands, we believe suitable additional, or substitute space will be available as and when needed.

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

Common Stockholders

As of March 7, 2025, there were approximately 5 stockholders of record of our common stock based on information provided by our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities

There were no unregistered sales of our common stock during the quarter ended December 31, 2024.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements” included elsewhere in this Annual Report on Form 10-K. Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

Our Pipeline-in-a-Product Potential for DNTH103, a Next-Generation Complement Therapeutic

Our most advanced product candidate, DNTH103, is a clinical-stage, highly potent, highly selective and fully human monoclonal immunoglobulin G4 with picomolar binding affinity that is designed to selectively bind only to the active form of C1s. The active form of C1s is generated during complement activation by cleavage of the inactive proC1s. As a validated complement target in the autoimmune and inflammatory field, C1s inhibition prevents further progression of the classical pathway cascade. DNTH103 is engineered with YTE half-life extension technology, a specific three amino acid change in the Fc domain, and has a pharmacokinetic (“PK”) profile designed to support less frequent, lower dose, self-administration as a convenient S.C. injection. We are currently enrolling patients in three mid- to late-stage clinical trials with DNTH103 in generalized Myasthenia Gravis (“gMG”), Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”), and Multifocal Motor Neuropathy (“MMN”).

MAGIC

The MaGic trial is a global, randomized, double-blind, placebo-controlled Phase 2 study of DNTH103 in up to 60 patients with gMG who are acetylcholine receptor antibody positive. Following an initial loading dose, DNTH103 will be administered every two weeks (“Q2W”) via S.C. injection. The S.C. treatment duration will initially be 12 weeks with a 52-week open label extension. The primary endpoint of the study is safety and tolerability. Secondary endpoints include Myasthenia Gravis Activities of Daily Living Scale (“MG-ADL”) and Quantitative Myasthenia Gravis (“QMG”) score assessments. Initial top-line results from this trial are anticipated to be available in the second half of 2025.

CAPTIVATE

The CAPTIVATE trial is a single, two-part, randomized withdrawal global Phase 3 trial of DNTH103 in patients with CIDP. In the open label Part A of this trial, participants will be administered a loading dose followed by 300mg DNTH103 administered Q2W via S.C. injection for up to 13 weeks. Part A includes an interim responder analysis of the first 40 participants enrolled in Part A. Only participants who respond to DNTH103 in Part A, as measured as greater than or equal to one point decrease (improvement) in adjusted Inflammatory Neuropathy Cause and Treatment (“INCAT”) disability score compared to Part A baseline, will be randomized into Part B, a double-blind, placebo-controlled treatment period of up to 52 weeks, where they will be assessed for prevention of relapse, safety and tolerability, followed by an open-label extension period. We believe that this single pivotal trial will support a BLA filing in adult patients with CIDP. We anticipate completing an interim responder analysis of the first 40 participants in Part A in the second half of 2026.

MOMENTUM

The MoMeNtum trial is a global, randomized, double-blind, placebo-controlled Phase 2 study designed to evaluate the safety, tolerability, and efficacy of DNTH103 in 36 patients with MMN. Following determination of Ig dependency and responsiveness, patients will be randomized to receive placebo or DNTH103 administered Q2w via S.C. injection. The initial S.C. treatment duration is expected to be 17 weeks followed by a 52-week open label extension. The primary endpoint of this study is safety and tolerability. Secondary endpoints include time to intravenous immunoglobulin (“IVIg”) retreatment, time to relapse, and assessments of muscle and grip strength. We anticipate initial top-line results from this trial to be available in the second half of 2026.

Global and Macroeconomic Developments

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with legislative, regulatory, political, geopolitical and macroeconomic developments beyond our control, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy or foreign currency exchange rates, changes in U.S. trade policies, including tariffs and other trade restrictions or the threat of such actions, instability in financial institutions, the prospect of a shutdown of the U.S. federal government, the ongoing conflict in Ukraine, conflict in the Middle East, rising tensions between China and Taiwan, the attacks on marine vessels traversing the Red Sea and the responses thereto, and supply chain disruptions. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, including the impacts on participants in our clinical trials, employees, suppliers, vendors, business partners and regulators, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to Dianthus’ business, results of operations, liquidity and capital resources. For additional information, see the section titled “Item 1A. Risk Factors” found elsewhere in this Annual Report on Form 10-K.

Components of Results of Operations

Revenue

Since inception, we have not generated any revenue from product sales, and we do not expect to generate any revenue from the sales of products in the foreseeable future. We have recognized revenues attributable to upfront payments and cost reimbursements under our license agreements.

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

Licensing Agreements

In June 2022, we executed a license agreement with Zenas BioPharma, Inc. (formerly Zenas BioPharma Limited) (“Zenas”), a related party, which provided Zenas with a license in Greater China for the development and commercialization of certain sequences and products under an identified antibody sequence (the “Zenas License Agreement”). The Zenas License Agreement included the following payments from Zenas: (i) a non-refundable upfront payment of $1.0 million; (ii) an approximate $1.1 million payment representing reimbursement for a portion of development costs previously incurred by us; (iii) reimbursement of a portion of all CMC-related costs and expenses for the first antibody sequence through the manufacture of the first two batches of drug product; (iv) reimbursement of a portion of all non-CMC-related costs and expenses for the development of the first antibody sequence through the first regulatory approval; (v) development milestones totaling up to $11.0 million; and (vi) royalties on net sales ranging from the mid-single digits to the low teens.

On October 21, 2024, Zenas assigned the Zenas License Agreement to its affiliated entity, Zenas BioPharma (HK) Limited (“Zenas HK”). After the assignment, we entered into a novation agreement (the “Novation Agreement”) with Zenas HK and Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”), and an amendment to the Zenas License Agreement, now with Tenacia (as amended, the “Tenacia License Agreement”), pursuant to which Tenacia replaced Zenas HK as a party to the Zenas Agreements, and certain economic terms under the Zenas License Agreement with respect to cost sharing and development milestones were amended.

Except as stated otherwise, the economic terms of the Zenas License Agreement were unchanged when novated by the Novation Agreement and amended by the Tenacia License Agreement. The Tenacia Option (as described below) and Tenacia License Agreement are collectively referred to as the “Tenacia Agreements.”

Under the Zenas License Agreement, Zenas also had the right to exercise an option with respect to a second antibody sequence, which is now held by Tenacia (the “Tenacia Option”). Pursuant to the Tenacia Option, if Tenacia exercises the option and pays us the option exercise fee related to the second antibody sequence, we will grant Tenacia an exclusive license to the sequences and licensed products under this second antibody sequence. The economic terms with respect to this second antibody sequence were unchanged by the amendment to the Zenas License Agreement.

The consideration under the Tenacia License Agreement, which replaced the consideration of the Zenas License Agreement, related to the first antibody sequence includes the following payments by Tenacia to us: (i) a $2.5 million upfront payment, which was paid by Tenacia to us in October 2024 upon execution of the Tenacia License Agreement; (ii) reimbursement of a portion of certain clinical costs; (iii) development milestones totaling up to $15.0 million; and (v) royalties on net sales ranging from the mid-single digits to the low teen percentages. Tenacia is also responsible for paying local development costs in Greater China and a portion of central development costs based on the number of patients enrolled from China in our global Phase 3 studies. No milestones were achieved under the Zenas Agreements prior to novation and no milestones have been achieved to date under the Tenacia Agreements. Additionally, we have not recorded any royalty revenue to date.

For the years ended December 31, 2024 and 2023, we recognized related party license revenue totaling $5.9 million and $2.8 million, respectively, associated with the Zenas Agreements.

For the year ended December 31, 2024, we recognized license revenue totaling $0.3 million related to the Tenacia License Agreement.

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

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 21, 2024.

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations and other comprehensive loss for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenues:
License revenue - related party	$5,909	$2,826
License revenue	326	—
Total revenues	6,235	2,826
Operating expenses:
Research and development	83,105	32,841
General and administrative	24,994	18,159
Total operating expenses	108,099	51,000
Loss from operations	(101,864)	(48,174)
Other income/(expense):
Interest income	17,365	4,764
Gain on investment in related party	148	—
Loss on currency exchange, net	(64)	(85)
Other expense	(554)	(60)
Total other income	16,895	4,619
Net loss	$(84,969)	$(43,555)

Revenues

Under the terms of the Zenas Agreements, we recognized related party license revenue of $5.9 million and $2.8 million during the years ended December 31, 2024 and 2023, respectively. The increase was primarily due to increased clinical operations activity costs associated with the commencement of DNTH103's Phase 2 clinical trials in gMG and MMN in 2024, along with the Phase 3 clinical trial in CIDP in 2024.

We also recognized license revenue of $0.3 million for the year ended December 31, 2024 related to the Tenacia License Agreement, which was executed in October 2024.

Research and Development Expenses

Research and development expenses were $83.1 million for the year ended December 31, 2024, as compared to $32.8 million for the year ended December 31, 2023, an increase of $50.3 million. This increase was due to: (1) a $37.1 million increase in external research and development costs, consisting of clinical operation activities, CMC activities, preclinical study costs, discovery expenses and license and milestone payments; and (2) a $13.2 million increase in internal research and development costs, consisting of personnel and related costs, stock-based compensation expense and other costs.

The $37.1 million increase in external research and development costs was due to a $36.4 million increase in expenses related to our lead product candidate, DNTH103, and a $0.7 million increase related to discovery expenses. For the year ended December 31, 2024, as compared to the year ended December 31, 2023, there were increases in expenses related to DNTH103 of $20.9 million in clinical operations activities, $13.5 million in CMC activities, $1.5 million in preclinical study costs and $0.5 million in license and milestone payments. The increased DNTH103-related costs were primarily due to activities related to the commencement of DNTH103’s Phase 2 clinical trials in gMG and MMN in 2024, along with the initiation of a Phase 3 clinical trial in CIDP in 2024.

The $13.2 million increase in internal research and development costs was due to increases of $7.1 million in personnel and related costs, $4.7 million in stock-based compensation expense and $1.4 million in other expenses. The increases were due to the buildout of our internal research and development function to support our Phase 2 and Phase 3 clinical trials.

General and Administrative Expenses

General and administrative expenses were $25.0 million for the year ended December 31, 2024, as compared to $18.2 million for the year ended December 31, 2023, an increase of $6.8 million. The increase was primarily due to increases of $5.3 million in stock-based compensation expense, $1.5 million in professional services costs, $1.0 million in third-party consulting services costs and $0.4 million in facilities costs. The increases in costs were due to the buildout of our general and administrative function to support our operations as a public company and to support our Phase 2 and Phase 3 clinical trials. These increases were partially offset by a decrease in personnel-related costs of $1.4 million related to severance costs to former employees of Magenta in the prior period.

Other Income/(Expense)

Other income was $16.9 million for the year ended December 31, 2024, as compared to $4.6 million for the year ended December 31, 2023, an increase of $12.3 million. The increase was primarily due to an increase of $12.6 million in interest income from a larger investment balance and higher interest rates on investments and a $0.1 million gain on an investment in a related party, partially offset by an increase in other expenses of $0.4 million.

Income Tax

The provision for income taxes consists primarily of income taxes related to federal and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our lead product candidate, DNTH103, or any future product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our lead product candidate or any future product candidates to support potential future commercialization and providing general and administrative support for our operations, including the costs associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. See the section titled “Item 1A. Risk Factors” found elsewhere in this Annual Report on Form 10-K for additional risks associated with our substantial capital requirements.

We have an open market sales agreement with TD Securities (USA) LLC (“TD Cowen”) (the “ATM Agreement”) pursuant to which, we may sell from time to time, through TD Cowen, shares of our common stock for an aggregate sales price of up to $200 million. Any sales of our common stock pursuant to the ATM Agreement are made under our registration statement on Form S-3 which was deemed effective by the SEC on October 9, 2024. During the quarter ended December 31, 2024, we sold 1,503,708 shares of our common stock and received net proceeds of $39.2 million.

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

To date, we have funded our operations primarily with proceeds from the sale of capital stock and have raised aggregate gross proceeds of $423.5 million from private placements and net proceeds of $39.2 million from our ATM offering program. However, we have incurred significant recurring losses. We had an accumulated deficit of $174.4 million as of December 31, 2024. As of December 31, 2024, we had cash, cash equivalents and investments of $357.0 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments should be sufficient to fund our operations into the second half of 2027. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand and expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(78,180)	$(36,861)
Net cash (used in)/provided by investing activities	(286,812)	20,253
Net cash provided by financing activities	255,623	133,574
(Decrease)/increase in cash, cash equivalents and restricted cash	$(109,369)	$116,966

Cash Flows from Operating Activities

For the year ended December 31, 2024, net cash used in operating activities consisted of a net loss of $85.0 million and an increase in net operating assets and liabilities of $0.4 million, partially offset by net non-cash operating expenses of $7.1 million. The increase in net operating assets and liabilities was primarily attributable to increases in other assets of $8.2 million, prepaid expenses and other current assets of $1.6 million, and a related party receivable from Zenas of $0.5 million, partially offset by increases in accounts payable, accrued expenses and operating lease liabilities of $8.2 million and deferred revenue of $1.5 million and a decrease in unbilled receivable from Zenas of $0.2 million. The non-cash operating expenses consisted primarily of stock-based compensation expense of $12.9 million and amortization of right-of-use operating lease assets of $0.3 million, partially offset by accretion of discount on investment securities of $6.0 million and a gain on an investment in related party of $0.1 million.

For the year ended December 31, 2023, net cash used in operating activities consisted of a net loss of $43.6 million, partially offset by a decrease in net operating assets and liabilities of $4.9 million and net non-cash operating expenses of $1.8 million. The decrease in net operating assets and liabilities was primarily attributable to a decrease in receivable from Zenas of $4.4 million, a decrease in unbilled receivable from Zenas of $0.8 million, an increase in accounts payable, accrued expenses and lease liabilities of $0.7 million and a decrease in prepaid expenses and other current assets of $0.1 million, partially offset by an increase in other assets of $1.0 million and a decrease in deferred revenue of $0.1 million. The non-cash operating expenses consisted mainly of stock-based compensation expense of $2.9 million and amortization of right-of-use lease assets of $0.3 million, partially offset by accretion of discount on investments of $1.4 million.

Cash Flows from Investing Activities

For the year ended December 31, 2024, net cash used in investing activities consisted primarily of $413.7 million of purchases of investment securities, partially offset by $127.0 million of proceeds from maturities of investment securities.

For the year ended December 31, 2023, net cash provided by investing activities consisted primarily of $77.8 million of proceeds from maturities of investments, partially offset by $57.4 million of purchases of investments.

Cash Flows from Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities consisted of $215.3 million of net proceeds from the private placement, $39.2 million of net proceeds from the ATM offering program and $1.1 million of proceeds from the exercise of stock options.

For the year ended December 31, 2023, net cash provided by financing activities primarily consisted of $67.8 million of net proceeds from the sale of shares of our common stock in the pre-closing financing and net cash acquired in connection with the reverse recapitalization of $69.7 million, partially offset by $3.9 million of reverse recapitalization transactions costs.

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

License and Collaboration Agreements

In August 2019, we entered into a license agreement with Alloy Therapeutics, LLC (“Alloy”) for (i) a worldwide, non-exclusive license to use the Alloy technology solely to generate Alloy antibodies and platform assisted antibodies for internal, non-clinical research purposes, and (ii) with respect to Alloy antibodies and platform assisted antibodies that are selected by us for inclusion into a partnered antibody program, a worldwide, assignable license to make, have made, use, offer for sale, sell, import, develop, manufacture, and commercialize products comprising partnered antibody programs selected from Alloy antibodies and platform assisted antibodies in any field of use. In addition to annual license fees, we are obligated to pay development and commercial milestone payments of up to $12.8 million for the first partnered antibody, which has been selected for the DNTH103 program. The license agreement was amended in October 2022 to extend the agreement to a potential second partnered antibody. In addition to annual license fees, we are obligated to pay development and commercial milestone payments of up to $18.1 million for a second partnered antibody, if and when selected.

In September 2022, we entered into a commercial platform license agreement and services agreement with two subsidiaries of Ligand Pharmaceuticals Incorporated (“Ligand”). In November 2022, Ligand spun-off these subsidiaries into a separate legal entity, OmniAb, Inc. (“OmniAb”). The platform license agreement and services agreement with OmniAb grants us (i) a worldwide, non-exclusive, non-sublicensable license under the OmniAb technology to use chicken animals for generation of OmniAb antibodies for research purposes and (ii) a worldwide, non-exclusive license under the OmniAb technology to use rodent animals for generation of OmniAb antibodies for research purposes. In addition to annual license fees, we are obligated to pay development milestones payments of up to $12.2 million and to pay royalties in the low to mid-single digit percentages.

In July 2020, we entered into a collaborative research agreement with IONTAS Limited (“IONTAS”) to perform certain milestone-based research and development activities under our first development program. The agreement was amended in January 2023 to extend services to additional development programs. We are obligated to pay development and commercial milestone payments of up to £5.4 million (approximately $6.8 million based on the December 31, 2024 exchange rate) with the first development program and of up to £2.5 million (approximately $3.1 million based on the December 31, 2024 exchange rate) with the second development program.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on 10-K, we believe that the following accounting policies are critical to understanding our historical and future performance, as the policies relate to the more significant areas involving management’s judgments and estimates used in the preparation of our financial statements.

Research and Development Expenses

Research and development expenses are recorded as an expense, as incurred. Research and development expenses consists of: (i) costs to engage contractors who specialize in our development activities; (ii) external research and development costs incurred under arrangements with third parties, such as CROs, CDMOs and consultants; and (iii) costs associated with preclinical and clinical activities and regulatory operations.

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

Revenue Recognition - Licensing Agreements

We analyze our licensing agreements pursuant to ASC 606 Revenue from Contracts with Customers (“ASC 606”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. As part of the accounting for contracts with customers, management develops assumptions that require judgment to determine whether promised goods and services represent distinct performance obligations and the standalone selling price for each performance obligation identified in the contract. This evaluation is subjective and requires us to make judgments about the promised goods and services and whether those goods and services are separable from other aspects of the contract. Further, determining the standalone selling price for performance obligations requires significant judgment, and when an observable price of a promised good or service is not readily available, we consider relevant assumptions to estimate the standalone selling price, including, as applicable, market conditions, development timelines, probabilities of technical and regulatory success and forecasted revenues.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Dianthus Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dianthus Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity/(deficit) and cash flows, for each of the two years in the period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Research and Development Expenses related to contract research organizations and contract development and manufacturing organizations — Refer to Note 2 to the financial statements

Critical Audit Matter Description

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
•
We examined subsequent invoices received from vendors and cash disbursements made subsequent to December 31, 2024 and inquired of individuals within the clinical and manufacturing operations of the Company to corroborate the applicable service period in order to evaluate completeness of the research and development expenses related to CROs and CDMOs.

/s/ Deloitte & Touche LLP

Morristown, New Jersey

March 11, 2025

We have served as the Company’s auditor since 2022.

DIANTHUS THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$22,792	$132,325
Short-term investments	252,449	41,393
Receivable from related party	807	294
Unbilled receivable from related party	—	184
Prepaid expenses and other current assets	4,856	3,255
Total current assets	280,904	177,451
Long-term investments	81,728	—
Property and equipment, net	194	185
Right-of-use operating lease assets	1,553	615
Other assets and restricted cash	9,629	1,154
Total assets	$374,008	$179,405
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,579	$2,610
Accrued expenses	13,074	6,504
Current portion of deferred revenue	479	—
Current portion of deferred revenue - related party	—	100
Current portion of operating lease liabilities	320	417
Total current liabilities	18,452	9,631
Deferred revenue	1,908	—
Deferred revenue - related party	—	736
Long-term operating lease liabilities	1,171	168
Total liabilities	21,531	10,535
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; authorized shares – 10,000,000 at December 31, 2024 and 2023; issued and outstanding – none at December 31, 2024 and 2023	—	—
Common stock; $0.001 par value per share; authorized shares – 150,000,000 at December 31, 2024 and 2023; issued and outstanding shares – 31,115,341 and 14,817,696 at December 31, 2024 and 2023, respectively	31	15
Additional paid-in capital	526,732	258,231
Accumulated deficit	(174,392)	(89,423)
Accumulated other comprehensive income	106	47
Total stockholders’ equity	352,477	168,870
Total liabilities and stockholders’ equity	$374,008	$179,405

The accompanying notes are an integral part of these consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenues:
License revenue - related party	$5,909	$2,826
License revenue	326	—
Total revenues	6,235	2,826
Operating expenses:
Research and development	83,105	32,841
General and administrative	24,994	18,159
Total operating expenses	108,099	51,000
Loss from operations	(101,864)	(48,174)
Other income/(expense):
Interest income	17,365	4,764
Gain on investment in related party	148	—
Loss on currency exchange, net	(64)	(85)
Other expense	(554)	(60)
Total other income	16,895	4,619
Net loss	$(84,969)	$(43,555)
Net loss per share attributable to common stockholders, basic and diluted	$(2.55)	$(8.45)
Weighted-average number of shares of common stock outstanding, used in computing net loss per share of common stock, basic and diluted	33,313,849	5,153,423
Comprehensive loss:
Net loss	$(84,969)	$(43,555)
Other comprehensive income:
Unrealized gains on marketable securities	59	208
Total other comprehensive income	59	208
Total comprehensive loss	$(84,910)	$(43,347)

The accompanying notes are an integral part of these consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit)

(in thousands, except share data)

							Accumulated
							Other	Total
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income/(Loss)	Equity/(Deficit)
Balance, December 31, 2022	33,336,282	$118,024	875,279	$—	$1,661	$(45,868)	$(161)	$(44,368)
Exercise of common stock options	—	—	2,798	1	4	—	—	5
Conversion of convertible preferred stock to common stock in connection with the Reverse Merger	(33,336,282)	(118,024)	7,269,183	1	118,023	—	—	118,024
Issuance of common stock and pre-funded warrants in the pre-closing financing, net of issuance costs of $4,250	—	—	2,873,988	—	67,750	—	—	67,750
Issuance of common stock to former stockholders of Magenta Therapeutics, Inc. in connection with the Reverse Merger	—	—	3,796,448	—	71,825	—	—	71,825
Adjustment for change in common stock par value in connection with the Reverse Merger	—	—	—	13	(13)	—	—	—
Reverse recapitalization transaction costs	—	—	—	—	(3,919)	—	—	(3,919)
Stock-based compensation expense	—	—	—	—	2,900	—	—	2,900
Net loss	—	—	—	—	—	(43,555)	—	(43,555)
Unrealized gain on marketable securities	—	—	—	—	—	—	208	208
Balance, December 31, 2023	—	$—	14,817,696	$15	$258,231	$(89,423)	$47	$168,870
Issuance of common stock and pre-funded warrants in connection with private placement, net of issuance costs of $14,665	—	—	14,500,500	14	215,319	—	—	215,333
Issuance of common stock in connection with at-the-market offering, net of issuance costs	—	—	1,503,708	2	39,198	—	—	39,200
Exercise of pre-funded warrants			210,316	—	—
Exercise of stock options	—	—	83,121	—	1,090	—	—	1,090
Stock-based compensation expense	—	—	—	—	12,894	—	—	12,894
Net loss	—	—	—	—	—	(84,969)	—	(84,969)
Unrealized gain on marketable securities	—	—	—	—	—	—	59	59
Balance, December 31, 2024	—	$—	31,115,341	$31	$526,732	$(174,392)	$106	$352,477

The accompanying notes are an integral part of these consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(84,969)	$(43,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	96	67
Stock-based compensation expense	12,894	2,900
Accretion of discount on investment securities	(6,018)	(1,423)
Amortization of right-of-use operating lease assets	316	288
Gain on investment in related party	(148)	—
Changes in operating assets and liabilities:
Receivable from related party	(513)	4,406
Unbilled receivable from related party	184	754
Prepaid expenses and other current assets	(1,601)	123
Other assets	(8,163)	(1,027)
Accounts payable, accrued expenses and operating lease liabilities	8,191	661
Deferred revenue	2,387	—
Deferred revenue - related party	(836)	(55)
Net cash used in operating activities	(78,180)	(36,861)
Cash flows from investing activities:
Capital expenditures	(105)	(110)
Purchases of investment securities	(413,707)	(57,422)
Proceeds from maturities of investment securities	127,000	77,785
Net cash (used in)/provided by investing activities	(286,812)	20,253
Cash flows from financing activities:
Proceeds from exercise of stock options	1,090	5
Proceeds from the private placement	229,998	—
Payment of issuance costs in connection with the private placement	(14,665)	—
Proceeds from issuance of common stock pursuant to at-the-market offerings, net of offering costs	39,200	—
Proceeds from the pre-closing financing	—	72,000
Payment of issuance costs in connection with pre-closing financing	—	(4,250)
Cash acquired in connection with the reverse recapitalization	—	69,738
Payment of reverse recapitalization transaction costs	—	(3,919)
Proceeds from issuance of promissory notes payable to related party	—	377
Repayment of promissory notes payable to related party	—	(377)
Net cash provided by financing activities	255,623	133,574
(Decrease)/increase in cash, cash equivalents and restricted cash	(109,369)	116,966
Cash, cash equivalents and restricted cash, beginning of period	132,391	15,425
Cash, cash equivalents and restricted cash, end of period	$23,022	$132,391
Supplemental Disclosure
Cash and cash equivalents	$22,792	$132,325
Restricted cash	230	66
Total cash, cash equivalents and restricted cash	$23,022	$132,391
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Conversion of convertible preferred stock into common stock	$—	$118,024
Additions to right-of-use lease assets from new operating lease liabilities	$1,253	$89

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

Currently, the Company is devoting substantially all efforts and resources toward product research and development of its product candidates. The Company has incurred losses from operations and negative operating cash flows since its inception. There can be no assurance that its research and development programs will be successful, that products developed, if any, will obtain necessary regulatory approval, or that any approved product, if any, will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its key employees, consultants and advisors.

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

The Reverse Merger was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under this method of accounting, Former Dianthus was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the expectation that, immediately following the Reverse Merger: (i) Former Dianthus’ stockholders own a substantial majority of the voting rights in the combined company; (ii) Former Dianthus’ largest stockholders retain the largest interest in the combined company; (iii) Former Dianthus designated a majority (six of eight) of the initial members of the board of directors of the combined company; and (iv) Former Dianthus’ executive management team became the management team of the combined company. Accordingly, for accounting purposes: (i) the Reverse Merger was treated as the equivalent of Former Dianthus issuing stock to acquire the net assets of Magenta; (ii) the net assets of Magenta are recorded at their acquisition-date fair value in the consolidated financial statements of Former Dianthus and (iii) the reported historical operating results of the combined company prior to the Reverse Merger are those of Former Dianthus. Additional information regarding the Reverse Merger is included in Note 4. Historical common stock figures of Former Dianthus have been retroactively restated based on the exchange ratio of approximately 0.2181.

On September 11, 2023, prior to the effective time of the Reverse Merger, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent, pursuant to which pre-Reverse Merger holders of Magenta common stock received one non-transferable contingent value right (each, a “CVR”) for each outstanding share of Magenta common stock held by such stockholder immediately prior to the effective time of the Reverse Merger on September 11, 2023. Subject to, and in accordance with, the terms and conditions of the CVR Agreement, each CVR represents the contractual right to receive a pro rata portion of the proceeds, if any, received by the Company as a result of (i) contingent payments made to the Company, such as milestone, royalty or earnout, when received under any pre-Reverse Merger disposition agreements related to Magenta’s pre-Reverse Merger assets and (ii) the Company’s sale of assets after the effective date of the Reverse Merger and prior to December 31, 2023, in each case, received within a three-year period following the closing of the Reverse Merger. As of December 31, 2024, no payments have been received under the CVR Agreement.

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

Shelf Registration Statement and ATM Offering Program

On October 1, 2024, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market (“ATM”) offering program for the sale of up to $200.0 million of shares of the Company’s common stock. The Company sold 1,503,708 shares of its common stock under the ATM offering program during the quarter ended December 31, 2024, resulting in net proceeds of $39.2 million.

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

Liquidity

In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements were issued (the “issuance date”):

•
Since its inception, the Company has funded its operations primarily with outside capital and has incurred significant recurring losses, including net losses of $85.0 million and $43.6 million for the years ended December 31, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $174.4 million as of December 31, 2024;
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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments. The Company regularly maintains deposits in accredited financial institutions in excess of federally insured limits. The Company invests its excess cash primarily in money market funds, U.S. treasury securities, U.S. government agency securities and corporate debt securities in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company has not experienced any significant realized losses related to its cash, cash equivalents and investments and management believes the Company is not exposed to significant risks of losses.

Investments

The Company's investments consist of marketable securities classified as available-for-sale and reported at fair value on the consolidated balance sheets. Management of the Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Investments in marketable securities with remaining maturities when purchased of greater than three months as available-for-sale. Investments with a remaining maturity date greater than one year are classified as non-current. Unrealized gains and losses on available for sale securities are reported as a component of accumulated other comprehensive income/(loss) on the consolidated balance sheets. Interest earned on securities that are classified as available-for-sale are included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest income based on the specific identification method.

When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made in accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The credit-related impairment amount is recognized in the consolidated statements of operations and comprehensive loss. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive loss. There were no credit losses recorded during the years ended December 31, 2024 or 2023.

Additional information regarding investments is included in Note 5.

Receivable from Related Party and Unbilled Receivable from Related Party

The receivable from related party and unbilled receivable from related party results from option and license agreements with Zenas BioPharma, Inc. (formerly Zenas BioPharma Limited) (“Zenas”), a related party. See Notes 13 and 18 for more information. The receivable represents amounts earned and billed to Zenas but not yet collected while unbilled receivable represents amounts earned but not yet billed to Zenas. The receivable and unbilled receivable are reported at net realizable value. The Company regularly evaluates the creditworthiness of Zenas and their financial condition and does not require collateral from Zenas. As of December 31, 2024 and 2023, no allowance for doubtful accounts was recorded as all accounts were considered collectible.

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

Leases

Operating leases are accounted for in accordance with ASU 2016-02, Leases, as amended (“ASC 842”). Right-of-use lease assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company’s leases do not provide an implicit rate, management used the Company’s incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The right-of-use asset is based on the measurement of the lease liability and includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. Rent expense for operating leases is recognized on a straight-line basis over the lease term. The Company does not have any leases classified as finance leases. Management has elected the practical expedient to exclude short-term leases from right-of-use assets and lease liabilities.

The Company’s leases do not have significant rent escalation, holidays, concessions, material residual value guarantees, material restrictive covenants or contingent rent provisions. The Company’s leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs), which are accounted for as a single lease component as management has elected the practical expedient to group lease and non-lease components for all leases.

Additional information and disclosures required under ASC 842 are included in Note 10.

Restricted Cash

In accordance with ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, restricted cash is included as a component of cash, cash equivalents and restricted cash in the accompanying consolidated statements of cash flows. Restricted cash serves as collateral for a letter of credit securing office space. Restricted cash is recorded within the prepaid expenses and other current assets and the other assets and restricted cash line items in the accompanying consolidated balance sheets.

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

Additional information regarding fair value measurements is included in Note 8.

Classification of Convertible Preferred Stock

Convertible preferred stock was recorded at its original issuance price, less direct and incremental offering costs, as stipulated by its terms. The Company had applied the guidance in ASC 480-10-S99, Distinguishing Liabilities from Equity-Overall-SEC Materials, and had therefore classified the convertible preferred stock outside of stockholders’ equity/(deficit) in the accompanying consolidated balance sheet. In September 2023, all outstanding shares of convertible preferred stock were converted into common stock immediately prior to the effective time of the Reverse Merger. Additional information and disclosures are included in Note 11.

License Revenues

To date, the Company’s only revenue has been attributable to upfront payments and cost reimbursements under the Company’s licensing agreements. The Company has not generated any revenue from product sales and does not expect to generate any revenue from product sales for the foreseeable future.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2024 and 2023, the Company did not have any material uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense.

Additional information and disclosures required under ASC 740 are included in Note 14.

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

Comprehensive Loss

The only component of comprehensive loss other than net loss is change in unrealized gains related to marketable securities.

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

Basic and diluted net loss per share attributable to common stockholders are calculated in conformity with the two-class method required for participating securities. Convertible preferred stock was a participating security in distributions of the Company. During the year ended December 31, 2023, the net loss attributable to common stockholders was not allocated to the convertible preferred shares as the holders of convertible preferred shares did not have a contractual obligation to share in losses. Under the two-class method, basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. During the year ended December 31, 2023, the weighted-average number of shares of common stock outstanding used in the basic net loss per share calculation did not include unvested restricted common stock as these shares were considered contingently issuable shares until they vested.

Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants for the purchase of common stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock outstanding is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For all periods presented, basic and diluted net loss per share were the same, as any additional share equivalents would be anti-dilutive.

Additional information is included in Note 16.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 14, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company adopted ASU No. 2023-07 for the fiscal year ended December 31, 2024. There was no impact on the Company's reportable segments identified and the additional required disclosures have been included in Note 3.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The enhancement will provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact ASU No. 2023-09 may have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU No. 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact ASU No. 2024-03 may have on its consolidated financial statements and related disclosures.

3. Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing the Company's performance. The Company operates as a single operating segment and has one reportable segment which focuses on developing next-generation complement therapeutics for patients living with severe autoimmune and inflammatory diseases.

The Company’s CODM is its Chief Executive Officer. The CODM manages the Company’s operations on a consolidated basis as one operating segment for the purposes of evaluating financial performance and allocating resources.

The Company hasn’t generated any revenue from product sales yet. The CODM assesses the financial performance of the segment and decides how to allocate resources based on net loss on a consolidated basis. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

The CODM uses net loss predominantly in the annual operating budget and in the strategic planning and forecasting process. Such profit or loss measure is used to monitor budget versus actual results on an ongoing basis by the CODM and determine how resources are allocated to the various activities of the Company. The CODM also uses net loss to evaluate the Company’s performance and assist in determination of management’s incentive compensation.

All of the Company’s tangible assets are held in the United States. The Company views its operations and manages its business in one operating segment operating exclusively in the United States.

The table below provides a summary of the segment profit or loss, including significant segment expenses:

	Year Ended December 31,
	2024	2023
Revenues
License revenue - related party	$5,909	$2,826
License revenue	326	—
Total revenues	6,235	2,826
Research and development expenses:
DNTH103 program-related expenses:
Clinical operation activities	25,764	4,931
CMC activities	19,494	5,969
Preclinical study costs	8,537	7,024
Other costs	600	100
Total DNTH103 program-related expenses	54,395	18,024
Personnel and related costs	16,638	9,515
Share-based compensation	5,576	897
Discovery expenses	2,117	1,426
Other costs	4,379	2,979
Total research and development expenses	83,105	32,841
General and administrative expenses:
Personnel and related costs	8,249	9,600
Share-based compensation	7,318	2,003
Other costs	9,427	6,556
Total general and administrative expenses	24,994	18,159
Other income, net	16,895	4,619
Net loss	$(84,969)	$(43,555)

4. Reverse Merger

As described in Note 1, Merger Sub merged with and into Former Dianthus, with Former Dianthus surviving as a wholly owned subsidiary of the Company on September 11, 2023. The Reverse Merger was considered a reverse asset acquisition accounted for as a reverse recapitalization in accordance with U.S. GAAP with Former Dianthus as the accounting acquirer of Magenta. At the effective time of the Reverse Merger, substantially all the assets of Magenta consisted of cash and cash equivalents and marketable securities, as well as other nominal non-operating assets. Under such reverse recapitalization accounting, the assets and liabilities of Magenta were recorded at their fair value in Magenta’s financial statements at the effective time of the Reverse Merger, which approximated book value due to their short-term nature. No goodwill or intangible assets were recognized.

As part of the recapitalization, the Company obtained the assets and liabilities listed below:

Cash and cash equivalents	$69,738
Other current assets	2,473
Accrued liabilities	(386)
Net assets acquired	$71,825

With respect to the CVRs issued in connection with the Reverse Merger, the Company believes that the achievement of the milestones outlined in the CVR Agreement are highly susceptible to factors outside the Company’s influence that are not expected to be resolved for a long period of time, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the buyers of such assets and are based on the buyers of such assets progressing the in-process research and development assets into clinical trials, and in the case of one of the agreements, to a regulatory milestone. If the Company were to record a receivable for such contingent payments, it would also record a corresponding liability. As of December 31, 2024, no receivables were recorded on the consolidated balance sheets relating to such contingent payments.

5. Cash Equivalents and Marketable Securities

The Company's investments consist of marketable securities classified as available-for-sale. The following tables provide a summary of the estimated fair value of the Company’s cash equivalents and marketable securities:

	December 31, 2024				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term	Long-term
Cash equivalents:
Money market funds	$19,742	$—	$—	$19,742	$19,742	$—
Corporate debt securities	2,204	—	—	2,204	2,204	—
Total cash equivalents	$21,946	$—	$—	$21,946	$21,946	$—

Marketable securities:
U.S. treasury securities	$257,334	$198	$(130)	$257,402	$186,552	$70,850
U.S. government agency securities	6,946	2	(5)	6,943	3,928	3,015
Corporate debt securities	69,791	45	(4)	69,832	61,969	7,863
Total marketable securities	$334,071	$245	$(139)	$334,177	$252,449	$81,728

	December 31, 2023				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term	Long-term
Cash equivalents:
Money market funds	$131,193	$—	$—	$131,193	$131,193	$—
Total cash equivalents	$131,193	$—	$—	$131,193	$131,193	$—

Marketable securities:
U.S. treasury securities	$36,370	$48	$—	$36,418	$36,418	$—
U.S. government agency securities	4,976	—	(1)	4,975	4,975	—
Total marketable securities	$41,346	$48	$(1)	$41,393	$41,393	$—

Interest Income

The following table provides a summary of the components of interest income:

	Year Ended December 31,
	2024	2023
Interest income	$11,347	$3,341
Accretion of discount on marketable securities, net	6,018	1,423
Total interest income	$17,365	$4,764

6. Prepaid Expenses and Other Current Assets

The following table provides a summary of prepaid expenses and other current assets:

	December 31,
	2024	2023
Prepaid materials, supplies and research and development services	$3,035	$2,155
Prepaid subscriptions, software and other administrative services	770	504
Prepaid insurance	696	596
Other current assets	355	—
Prepaid expenses and other current assets	$4,856	$3,255

7. Property and Equipment

The following table provides a summary of property and equipment:

	December 31,
	2024	2023
Computer equipment	$333	$234
Furniture and fixtures	54	48
Subtotal	387	282
Less: accumulated depreciation	(193)	(97)
Property and equipment, net	$194	$185

Depreciation expense was $96 thousand and $67 thousand for the years ended December 31, 2024 and 2023, respectively.

8. Fair Value of Financial Instruments

The following table provides a summary of financial assets measured at fair value on a recurring basis:

	Fair Value at
Description	December 31, 2024	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$19,742	$19,742	$—	$—
U.S. treasury securities	—	—	—	—
Corporate debt securities	2,204	—	2,204	—
Short-term investments
U.S. treasury securities	186,552	186,552	—	—
U.S. government agency securities	3,928	—	3,928	—
Corporate debt securities	61,969	—	61,969	—
Long-term investments
U.S. treasury securities	70,850	70,850	—	—
U.S. government agency securities	3,015	—	3,015	—
Corporate debt securities	7,863	—	7,863
Other assets and restricted cash:
Investment in related party	148	148	—	—
Total assets measured at fair value	$356,271	$277,292	$78,979	$—

	Fair Value at
	December 31,
Description	2023	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$131,193	$131,193	$—	$—
Short-term investments
U.S. treasury securities	36,418	36,418	—	—
U.S. government agency securities	4,975	—	4,975	—
Total assets measured at fair value	$172,586	$167,611	$4,975	$—

There were no transfers between levels for the years ended December 31, 2024 or 2023. The weighted-average maturity of the securities held at December 31, 2024 were 12 months or less.

9. Accrued Expenses

The following table provides a summary of accrued expenses:

	December 31,
	2024	2023
Accrued external research and development	$6,996	$456
Accrued compensation	5,154	5,361
Accrued professional fees	271	422
Other accrued expenses	653	265
Accrued expenses	$13,074	$6,504

10. Leases

The Company leases space under operating leases for administrative offices in New York, New York, and Waltham, Massachusetts and wet laboratory space in Watertown, Massachusetts.

The following table provides a summary of the components of lease costs and rent:

	Year Ended December 31,
	2024	2023
Operating lease cost	$422	$366
Variable lease cost	32	28
Total operating lease costs	$454	$394

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million for each of the years ended December 31, 2024 and 2023.

The Company recorded operating lease costs of $0.4 million within the general and administrative expenses line item in the consolidated statements of operations and comprehensive loss during each of the years ended December 31, 2024 and 2023. The Company recorded operating lease costs of $58 thousand and $17 thousand within the research and development expenses line item in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2024 and 2023, respectively.

Maturities of operating lease liabilities, which do not include short-term leases, as of December 31, 2024, are as follows:

2025	322
2026	268
2027	314
2028	318
2029	321
Thereafter	379
Total undiscounted operating lease payments	$1,922
Less: imputed interest	(431)
Present value of operating lease liabilities	$1,491

Balance sheet classification:
Current portion of lease liabilities	$320
Long-term lease liabilities	1,171
Total operating lease liabilities	$1,491

The weighted-average remaining term of operating leases was 68 months and the weighted-average discount rate used to measure the present value of operating lease liabilities was 8.47% as of December 31, 2024.

11. Stockholders' Equity

Shelf Registration Statement and ATM Offering Program

On October 1, 2024, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes ATM offering program for the sale of up to $200.0 million of shares of the Company’s common stock. The Company sold 1,503,708 shares of its common stock under the ATM offering program during the quarter and year ended December 31, 2024, resulting in net proceeds of $39.2 million.

Private Placement Offering

At the closing of the private placement on January 24, 2024, the Company issued 14,500,500 shares of common stock and pre-funded warrants to purchase 4,666,332 shares of common stock with a $0.001 per share exercise price. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of December 31, 2024, there were 4,666,332 pre-funded warrants outstanding related to this private placement.

Reverse Merger

At the effective time of the Reverse Merger on September 11, 2023, the Company issued an aggregate of 11,021,248 shares of Company common stock to the Former Dianthus stockholders, based on the exchange ratio of approximately 0.2181 shares of Company common stock for each share of Former Dianthus common stock, including those shares of Former Dianthus common stock issued upon the conversion of Former Dianthus preferred stock and those shares of the Former Dianthus common stock issued in the pre-closing financing. In conjunction with the pre-closing financing, the Company also issued pre-funded warrants to purchase 210,320 shares of common stock with a $0.001 per share exercise price. The pre-funded warrants were exercisable at any time after the date of issuance with no expiration date. During the quarter ended December 31, 2024, these pre-funded warrants were fully exercised and there were no pre-funded warrants outstanding related to this offering as of December 31, 2024.

Preferred Stock

As of December 31, 2024, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001. As of December 31, 2024, no shares of preferred stock were issued and outstanding.

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

Common Stock

As of December 31, 2024, the Company was authorized to issue up to 150,000,000 shares of Company common stock at a par value of $0.001. As of December 31, 2024, the Company had 31,115,341 shares issued and outstanding.

Each share of Company common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through December 31, 2024.

The Company had the following shares of Company common stock reserved for future issuance:

	December 31,
	2024	2023
Issuance of common stock upon exercise of stock options	4,499,702	1,749,475
Equity awards available for grant under stock award plans	1,917,501	879,461
Shares available for issuance under the Employee Stock Purchase Plan	99,578	37,078
Issuance of common stock upon exercise of warrants	4,671,009	214,997
Total common stock reserved for future issuance	11,187,790	2,881,011

12. Stock-Based Compensation

2018 Stock Option and Incentive Plan

The Company grants stock-based awards under the Second Amended and Restated Dianthus Therapeutics, Inc. Stock Option and Incentive Plan, which originally became effective on June 19, 2018 as the Magenta Therapeutics, Inc. 2018 Stock Option and Incentive Plan and was amended and restated in September 2023 and renamed the Amended and Restated Dianthus Therapeutics, Inc. Stock Option and Incentive Plan (the “Prior 2018 Incentive Plan”).

On May 23, 2024, the Company's stockholders approved an amendment and restatement of the Prior 2018 Incentive Plan and it was renamed the Second Amended and Restated Dianthus Therapeutics, Inc. Stock Option and Incentive Plan (the “2018 Amended Plan”) to:

•
provide for an increase in the number of shares of common stock reserved for issuance thereunder by 2,931,820 shares;
•
increase the Evergreen Provision (as described below) from 4% to 5% of issued and outstanding shares of common stock on December 31 of the preceding calendar year; and
•
extend the expiration date until March 14, 2034.

The 2018 Amended Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, and dividend equivalent rights. The 2018 Amended Plan is administered by either the board of directors or the compensation committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the administrator, except that the term of stock options and stock appreciation rights may not be greater than ten years (or five years for certain incentive stock options). Awards typically vest over 12 months to four years. The exercise price for stock options granted may not be less than the fair value of common stock as of the date of grant (or 110% of the fair value of common stock for certain incentive stock options). The fair value of common stock is based on quoted market prices.

The 2018 Amended Plan also provides for the assumption of shares remaining available for delivery under the 2019 Stock Plan (as defined below) pursuant to the terms of the Reverse Merger, and such shares will be available for the granting of awards under the 2018 Incentive Plan in accordance with applicable stock exchange requirements. The Company also has outstanding stock options under the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan, as amended (the “2016 Plan”), but is no longer granting awards under the 2016 Plan.

The 2018 Amended Plan provides that the number of shares reserved and available for issuance under the 2018 Amended Plan will automatically increase each January 1 by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 (the “Evergreen Provision”) or such lesser number of shares as determined by the Company’s board of directors or compensation committee of the board of directors.

The number of shares reserved for issuance increased by 592,707 on January 1, 2024, based on the original evergreen provision of the 2018 Incentive Plan prior to the amendment. Shares of common stock underlying any awards under the 2018 Amended Plan, the 2019 Stock Plan and the 2016 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) will be available for future awards under the 2018 Amended Plan.

As of December 31, 2024, 1,825,501 shares of the Company’s common stock were available for grant under the 2018 Amended Plan.

2019 Stock Plan

In July 2019, Former Dianthus’s board of directors adopted, and the Former Dianthus’s stockholders approved, the Dianthus Therapeutics, Inc. 2019 Stock Plan (the “2019 Stock Plan”). In connection with the Reverse Merger, the Company assumed options to purchase shares of Former Dianthus’s common stock that were outstanding under the 2019 Stock Plan immediately prior to the Reverse Merger and such options were converted into options to purchase 1,273,454 shares of Company’s common stock. No further awards will be made under the 2019 Stock Plan; however, the assumed options will remain outstanding under the 2019 Stock Plan in accordance with their terms, as adjusted to reflect the Reverse Merger.

2019 Employee Stock Purchase Plan

Employees may elect to participate in the Dianthus Therapeutics, Inc. 2019 Employee Stock Purchase Plan, as amended (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the offering date or the exercise date. The six-month offering periods occur in December and June of each year. During the years ended December 31, 2024 and 2023, there were no shares of common stock purchased under the ESPP. As of December 31, 2024, 99,578 shares remained available for issuance under the ESPP.

The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1 through January 1, 2029, by the lesser of (i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 62,500 shares or (iii) such number of shares as determined by the Company’s board of directors or its appointed administrator. The number of shares reserved for issuance under the ESPP was increased by 62,500 on January 1, 2024.

Stock Option Inducement Grant and Inducement Plan

In December 2023, the Company’s board of directors granted an option to purchase 96,000 shares of common stock to a new hire as an inducement grant. In February 2024, the Company’s board of directors approved the Dianthus Therapeutics, Inc. Equity Inducement Plan (the “Inducement Plan”), which provides for up to 300,000 shares of common stock for inducement awards. As of December 31, 2024, there were 92,000 shares available to be granted under the Inducement Plan.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2024:

	Number of Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at January 1, 2024	1,749,475	$10.61	8.4	$3,181
Options granted	3,017,800	20.87		5,343
Options exercised	(83,121)	13.15		1,114
Options forfeited	(184,452)	16.94		2,034
Balance at December 31, 2024	4,499,702	$17.19	8.7	$24,867
Exercisable options at December 31, 2024	1,491,145	$13.19	8.0	$14,404
Unvested options at December 31, 2024	3,008,557	$19.16	9.0	$10,463

The aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the Company's common stock on December 31, 2024.

The weighted average grant-date fair value per share of stock options granted during the year ended December 31, 2024 was $16.16 per share.

The table below summarizes the assumptions used to determine the grant-date fair value of stock options issued, presented on a weighted average basis:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.2%	4.0%
Expected term (in years)	6.0	6.0
Expected volatility	92.6%	87.5%
Expected dividend yield	0.0%	0.0%

Stock Warrants

In April 2021, Former Dianthus issued 4,677 warrants for the purchase of common stock at an exercise price of $1.65 per share. The warrants vested on July 30, 2023 and had a grant date fair value of $1.16 per warrant. As of December 31, 2024, the warrants have a weighted average remaining contractual term of 6.3 years.

Stock-based Compensation Expense

The following table provides a summary of stock-based compensation expense:

	Year Ended December 31,
	2024	2023
Research and development	$5,576	$897
General and administrative	7,318	2,003
Total stock-based compensation expense	$12,894	$2,900

As of December 31, 2024, there was $41.5 million of total unrecognized compensation cost related to granted stock options. The Company expects to recognize that cost over a remaining weighted average period of 3.0 years.

13. License Revenues

Zenas BioPharma, Inc.

In September 2020, the Company entered into an Option Agreement with Zenas (the “Zenas Option”), a related party (See Note 18). Through the Zenas Option, the Company provided Zenas an option to enter into an exclusive license agreement for the development and commercialization of products arising from its research of monoclonal antibody antagonists targeting certain specific complement proteins.

In October 2021, Zenas exercised its option for such clinical candidate under the Zenas Option. Zenas paid the Company a one-time payment of $1.0 million for the exercise of the corresponding option. In addition, in connection with the exercise of the Zenas Option, Zenas was required to reimburse the Company for a portion of chemistry, manufacturing, and controls-related (“CMC”) costs and expenses from the date of delivery of its option exercise notice through the execution of a license agreement.

In June 2022, pursuant to the Zenas Option, the Company negotiated in good faith a license agreement with Zenas (“Zenas License Agreement”). The Zenas Option and Zenas License Agreement are collectively referred to as the “Zenas Agreements.” The Zenas License Agreement provided Zenas with a license in Greater China for the development and commercialization of sequences and products under the first antibody sequence. The Company was also obligated to perform certain research and development and CMC services and participated in a joint steering committee (“JSC”).

The consideration under the Zenas Agreements included the following payments by Zenas to the Company: (i) a $1 million upfront payment upon the exercise of the corresponding option under the Zenas Option; (ii) an approximate $1.1 million payment representing reimbursement for a portion of development costs previously incurred by the Company; (iii) reimbursement of a portion of all CMC-related costs and expenses for the first antibody sequence through the manufacture of the first two batches of drug product; (iv) reimbursement of a portion of all non-CMC-related costs and expenses for the development of the first antibody sequence through the first regulatory approval; (v) development milestones totaling up to $11.0 million; and (iv) royalties on net sales ranging from the mid-single digits to the low teens.

Tenacia Biotechnology (Hong Kong) Co., Limited

On October 21, 2024, Zenas assigned the Zenas Agreements to its affiliated entity, Zenas BioPharma (HK) Limited (“Zenas HK”). After the assignment, the Company entered into a novation agreement (the “Novation Agreement”) with Zenas HK and Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”), and an amendment to the Zenas License Agreement, now with Tenacia (as amended, the “Tenacia License Agreement”), pursuant to which Tenacia replaced Zenas HK as a party to the Zenas Agreements, and certain economic terms under the Zenas License Agreement with respect to cost sharing and development milestones were amended.

Except as otherwise noted below, the terms of the Zenas License Agreement were unchanged when novated by the Novation Agreement and amended by the Tenacia License Agreement. The Tenacia Option (as described below) and Tenacia License Agreement are collectively referred to as the “Tenacia Agreements.”

The consideration under the Tenacia License Agreement, which replaced the consideration of the Zenas License Agreement, related to the first antibody sequence includes the following payments by Tenacia to the Company: (i) a $2.5 million upfront payment, which was paid to the Company in October 2024 upon execution of the Tenacia License Agreement; (ii) reimbursement of a portion of certain clinical costs; (iii) development milestones totaling up to $15.0 million; and (v) royalties on net sales ranging from the mid-single digits to the low teen percentages. Tenacia is also responsible for paying local development costs in the Greater China.

Under the Zenas Agreements, Zenas also had the right to exercise an option with respect to a second antibody sequence, which is now held by Tenacia (the “Tenacia Option”). Pursuant to the Tenacia Option, if Tenacia exercises the option and pays the Company the option exercise fee related to the second antibody sequence, the Company will grant Tenacia an exclusive license to the sequences and products under this second antibody sequence.

Accounting for the Zenas and Tenacia Agreements

Since the Zenas Agreements were negotiated with a single commercial objective, it was treated as a combined contract for accounting purposes. The Company assessed the Zenas Agreements in accordance with ASC 606 and concluded that it represented a contract with a customer and was within the scope of ASC 606. The Company determined that there was one combined performance obligation that consisted of the license and data transfer, the research and development and CMC services, and the participation in the JSC. The Company determined that Zenas’ right to exercise an option with respect to a second antibody sequence did not represent a material right.

The Company determined that the combined performance obligation would be satisfied over time; therefore, the Company recognized the transaction price from the license agreement over the Company’s estimated period to complete its activities. The Company concluded that it would utilize a cost-based input method to measure its progress toward completion of its performance obligation and to calculate the corresponding amount of revenue to recognize each period. The Company believed this was the best measure of progress because other measures did not reflect how the Company transferred its performance obligation to Zenas. In applying the cost-based input method of revenue recognition, the Company used actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consisted primarily of third-party contract costs. Revenue was recognized based on the level of costs incurred relative to the total budgeted costs for the combined performance obligation. A cost-based input method of revenue recognition required management to make estimates of costs to complete the Company’s performance obligation. In making such estimates, judgment was required to evaluate assumptions related to cost estimates.

The Company assessed the Tenacia Agreements in accordance with ASC 606 and applied the same considerations above to the Tenacia Agreements. With the exception of the cost sharing and development milestones noted below, the key terms of the Zenas License Agreement were unchanged when novated by the Novation Agreement and amended by the Tenacia License Agreement. Therefore, the Company determined that the accounting considerations and resulting conclusions noted above related to the Zenas Agreements also apply to the Tenacia Agreements.

The Company also determined that the milestone payments of $15.0 million (previously $11.0 million under the Zenas License Agreement) are variable consideration under ASC 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the milestones, such as the regulatory approvals which are generally not within the Company’s control, the Company will not consider achievement of this milestone to be probable until the uncertainty associated with such milestone had been resolved. Should it be probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price for which the Company recognized revenue. No milestones were achieved under the Zenas Agreements prior to novation and no milestone have been achieved to date under the Tenacia Agreements.

There is a sales or usage-based royalty exception within ASC 606 that applies when a license of intellectual property is the predominant item to which the royalty relates. In accordance with this royalty exception, the Company will recognize royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company has not recorded any royalty revenue to date.

For the years ended December 31, 2024 and 2023, the Company recognized related party license revenue totaling $5.9 million and $2.8 million, respectively, associated with the Zenas Agreements. As of December 31, 2024, the Company recorded a related party receivable of $0.8 million on its consolidated balance sheet. As of December 31, 2023, the Company recorded a related party receivable of $0.3 million, unbilled related party receivable of $0.2 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.7 million on its consolidated balance sheet.

For the year ended December 31, 2024, the Company recognized license revenue totaling $0.3 million associated with the Tenacia License Agreement. As of December 31, 2024, the Company recorded an unbilled receivable of $0.2 million within prepaid expenses and other current assets, current deferred revenue of $0.5 million and noncurrent deferred revenue of $1.9 million on its consolidated balance sheet.

14. Income Taxes

For the years ended December 31, 2024 and 2023, the Company recorded no current or deferred income tax expenses or benefits as it has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	31.3%	2.1%
Research tax credits	7.5%	34.5%
Tax attributes acquired as part of reverse merger	—%	201.1%
Other	8.8%	(1.7)%
Increase in deferred tax asset valuation allowance	(68.6)%	(257.0)%
Effective income tax rate	0.0%	0.0%

The following table provides a summary of net deferred tax assets:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$109,660	$73,580
Capitalized research and development costs	35,142	22,446
Tax credit carryforwards	22,784	16,147
Share-based compensation	9,151	6,462
Amortization of license fees	3,802	3,209
Accrued expenses	1,256	795
Lease liabilities	22	14,063
Other	15	59
Gross deferred tax assets	181,832	136,761
Valuation allowance	(181,605)	(123,452)
Total deferred tax assets	227	13,309
Deferred tax liabilities:
Right-of-use lease assets	(18)	(12,499)
Depreciation and amortization	—	(810)
Other	(209)	—
Total deferred tax liabilities	(227)	(13,309)
Net deferred tax assets	$—	$—

As of December 31, 2024, the Company had federal net operating loss carryforwards of approximately $388.4 million, of which $17.5 million will begin to expire in 2035 and the remaining can be carried forward indefinitely. As of December 31, 2024, the Company had state tax net operating loss carryforwards of approximately $352.3 million, which will begin to expire in 2035. As of December 31, 2024, the Company also had available research and orphan drug tax credit carryforwards for federal and state income tax purposes of $19.1 million and $3.7 million, respectively, which will begin to expire in 2035 and 2030, respectively.

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

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024 and 2023 related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and research tax credit carryforwards. During the years ended December 31, 2024 and 2023, capitalized research and development expenses increased pursuant to Section 174 of the Internal Revenue Code of 1986, as amended (the “Code”). The changes in the valuation allowance for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Valuation allowance as of beginning of year	$123,452	$11,566
Net increases recorded to income tax provision	58,153	111,886
Valuation allowance as of end of year	$181,605	$123,452

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

The Company has not recorded any liabilities for unrecognized tax benefits as of December 31, 2024 or 2023. The Company will recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

15. Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Eligible employees are able to contribute 100% of their eligible compensation up to the maximum amount allowed under the Code. The Company matches 100% of each eligible employee's contributions up to 4% of total eligible compensation. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. The 401(k) Plan currently does not offer the ability to invest in the Company's securities. Employees are immediately and fully vested in their contributions. The 401(k) Plan became effective during 2024 and for the year ended December 31, 2024, the Company recorded expense of $0.5 million representing employer contributions under the 401(k) Plan.

16. Net Loss Per Share

Basic and diluted net loss per share of common stock were calculated as follows:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(84,969)	$(43,555)
Denominator:
Weighted-average shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants	33,313,849	5,153,711
Less: weighted-average unvested restricted shares of common stock	—	(288)
Weighted-average shares used to compute net loss per share of common stock, basic and diluted	33,313,849	5,153,423
Net loss per share attributable to common stockholders, basic and diluted	$(2.55)	$(8.45)

Pre-funded warrants totaling 4,666,332 shares have been included in the computation of basic and diluted net loss per share of common stock for the year ended December 31, 2024 as the pre-funded warrants are issuable for nominal consideration pursuant to their terms.

The Company’s potential dilutive securities, which include stock options and warrants for the purchase of common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The following potential dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Stock options outstanding	4,499,702	1,749,475
Warrants for the purchase of common stock	4,677	214,997
Total	4,504,379	1,964,472

17. Commitments and Contingencies

Alloy Therapeutics, LLC

In August 2019, the Company entered into a license agreement with Alloy Therapeutics, LLC (“Alloy”). The license agreement was amended in October 2022. The license agreement with Alloy grants to the Company the following:

•
a worldwide, non-exclusive license to use the Alloy technology solely to generate Alloy antibodies and platform assisted antibodies for internal, non-clinical research purposes; and
•
with respect to Alloy antibodies and platform assisted antibodies that are selected by the Company for inclusion into a partnered antibody program, a worldwide, assignable license to make, have made, use, offer for sale, sell, import, develop, manufacture, and commercialize products comprising partnered antibody programs selected from Alloy antibodies and platform assisted antibodies in any field of use.

The Company pays annual license fees and annual partnered antibody program fees totaling $0.1 million to Alloy. The Company is also obligated to pay a $0.1 million fee to Alloy if the Company sublicenses a product developed with Alloy antibodies or platform assisted antibodies. Upon the achievement, with the first selected antibody for products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $1.8 million and $11.0 million, respectively. Upon the achievement, with the second selected antibody for products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $3.1 million and $15.0 million, respectively. The Company recorded $0.6 million and $0.1 million for amounts owed under the Alloy license agreement within the research and development expenses line item in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2024 and 2023, respectively.

OmniAb, Inc.

In September 2022, the Company entered into a commercial platform license agreement and services agreement with two subsidiaries of Ligand Pharmaceuticals Incorporated (“Ligand”). In November 2022, Ligand spun-off these subsidiaries into a separate legal entity, OmniAb, Inc. (“OmniAb”). The platform license agreement and services agreement with OmniAb grants to the Company the following:

•
a worldwide, non-exclusive, non-sublicensable license under the OmniAb technology to use chicken animals (solely at OmniAb’s facilities and through OmniAb personnel) for generation of OmniAb antibodies for research purposes, and
•
a worldwide, non-exclusive license under the OmniAb technology to use rodent animals (solely at approved contract research organization (“CRO”) facilities and through approved CRO personnel) for generation of OmniAb antibodies for research purposes. Such license is non-sublicensable except to an approved CRO.

Upon the achievement of certain development milestones, the Company is obligated to make additional payments to OmniAb of up to $12.2 million. Upon the achievement of certain commercial milestones, the Company is obligated to make royalty payments in the low to mid-single digit percentages. The Company recorded $0.1 million and $0.3 million for amounts owed under the commercial platform license agreement and services agreement with OmniAb within the research and development expenses line item in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2024 and 2023, respectively.

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

Upon the achievement, with the first development program with IONTAS, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to IONTAS of up to £3.1 million (approximately $3.9 million based on the December 31, 2024 exchange rate) and £2.3 million (approximately $2.9 million based on the December 31, 2024 exchange rate), respectively. Upon the achievement, with the second development program with IONTAS, of certain development milestones, the Company is obligated to make additional payments to IONTAS of up to £2.5 million (approximately $3.1 million based on the December 31, 2024 exchange rate). The Company recorded $2.0 million and $2.1 million for amounts owed under the IONTAS collaborative research license agreement within the research and development expenses line item in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2024 and 2023, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to employees, consultants, vendors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification agreements. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 or 2023.

Litigation

From time to time, the Company may be exposed to litigation relating to potential products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other

As of December 31, 2024, the Company had standing agreements with consultants, contractors or service providers whose terms do not yield material long-term commitments.

18. Related Party Transactions

Zenas BioPharma, Inc.

The Company considers Zenas to be a related party because (i) Tellus BioVentures LLC (“Tellus”), whose sole member is a significant shareholder in the Company and a member of the board of directors of the Company, is also a significant shareholder in Zenas and serves as Chief Executive Officer and Chairman of the board of directors of Zenas and (ii) Fairmount Healthcare Fund LP and Fairmount Healthcare Fund II LP (together, the “Fairmount Funds”), who are significant shareholders in the Company and whose investment manager is a member of the board of directors of the Company, are also significant shareholders in Zenas and have a seat on the board of directors of Zenas. As of December 31, 2024, Tellus and its affiliated entities and Fairmount Funds and its affiliated entities owned approximately 5% and 9% of the Company’s outstanding shares, respectively.

The Company was previously party to the Zenas Agreements, which were assigned to Zenas HK in October 2024. After the assignment, the Company entered into the Novation Agreement with Zenas HK and Tenacia, pursuant to which Tenacia replaced Zenas HK as a party to the Zenas Agreements. In connection with the Zenas Agreements, the Company recognized $5.9 million and $2.8 million of revenue from Zenas within the license revenue – related party line item in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company recorded a related party receivable of $0.8 million on its consolidated balance sheet for activities related to Zenas. As of December 31, 2023, the Company recorded a related party receivable of $0.3 million, unbilled related party receivable of $0.2 million, current deferred related party revenue of $0.1 million and noncurrent deferred related party revenue of $0.7 million on its consolidated balance sheet for activities related to Zenas.

In September 2020, Zenas issued 156,848 common shares to the Company in exchange for the Zenas Option. Previously, the Company used the measurement alternative as the measurement attribute for accounting for the Zenas common stock which did not require it to assess the fair value of the common stock at each reporting period as the fair value of the Zenas common stock was not readily determinable nor was there a reliable source for observable transactions from which the Company could determine a fair value. On September 12, 2024, Zenas announced the pricing of its initial public offering (the “Zenas IPO”) of $17.00 per share, which also included a 1-for-8.6831 reverse stock split of its capital stock. Upon the Zenas IPO, the fair value of the Zenas common stock was deemed readily determinable. The Company reassesses the fair value of the investment at the end of each reporting period, with any adjustments to the fair value recorded as unrealized gains or losses within other income (loss) in the consolidated statements of operations and comprehensive loss. As of December 31, 2024, the fair value of the investment in Zenas was $0.1 million, which was included within other assets and restricted cash on the Company's consolidated balance sheet.

See Note 13 for more information on these agreements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2023 Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption for “non-accelerated filers.”

Remediation of Previously Identified Material Weaknesses

As previously reported on Form 10-Q for the period ended September 30, 2023, filed with the SEC on November 9, 2023, Form 10-K for the period ended December 31, 2023 filed with the SEC on March 21, 2024 and in our subsequent Form 10-Q reports for the periods ending March 31, June 30 and September 30, 2024, management previously identified material weaknesses in our internal control over financial reporting related to lack of adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis. The material weaknesses did not result in any material misstatements to our previously issued financial statements, nor the financial statements in this Annual Report on Form 10-K.

Management has been actively engaged in remediating the material weaknesses as described above. During the year ended December 31, 2024, we implemented the following actions to remediate the material weaknesses, including:

•
hired additional accounting personnel with appropriate knowledge and financial reporting experience and segregated duties among accounting personnel;
•
implemented new applications and systems with strong internal controls, including user access controls and defined approval processes for the posting of journal entries and recording of vendor invoices, payments of expenses, payroll processing and general ledger maintenance;
•
implemented internal controls related to our review of users with access to our key financial systems, specifically to validate and evidence that user access, including specific roles and permissions, was appropriate;
•
enhanced and formalized our internal control documentation; and
•
strengthened supervisory reviews by our management.

We have completed the documentation and review of the corrective actions described above and our management has concluded that the design and operation of our internal control over financial reporting is effective and therefore that these previously identified material weaknesses have been fully remediated as of December 31, 2024.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(c) Trading Plans. During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as disclosed below, the information required under this item is incorporated herein by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year ended December 31, 2024 (the “Proxy Statement”), including under the heading “Management and Corporate Governance.” We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website at investor.dianthustx.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, contractors and by the Company itself that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable exchange listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Proxy Statement, including under the heading “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see the Index to the Consolidated Financial Statements on page 88 of this Annual Report on Form 10-K, incorporated into this item by reference.
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

3.1**	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2023).
3.2**	Third Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 21, 2024).
4.1**	Form of Pre-Funded Warrant of Dianthus Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2023).
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
4.4**

Form of Registration Rights Agreement, dated January 22, 2024, by and among Dianthus Therapeutics, Inc. and certain parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2024).

4.5**

Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 21, 2024).

10.1**

Contingent Value Rights Agreement, dated September 11, 2023, by and between Dianthus Therapeutics, Inc. and the Rights Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2023).

10.2#**	Form of Indemnification Agreements for Directors of the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2023).
10.3#**	Form of Indemnification Agreements for Officers of the Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2023).
10.4#**

Second Amended and Restated Dianthus Therapeutics, Inc. Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2024).

10.5#**

Dianthus Therapeutics, Inc. 2019 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024).

10.6#**

Form of Stock Option Agreement for Directors under the Amended and Restated Dianthus Therapeutics, Inc. Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on October 4, 2023).

10.7#**

Form of Stock Option Agreement for Executives under the Amended and Restated Dianthus Therapeutics, Inc. Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 21, 2024).

10.8#**	Dianthus Therapeutics, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on June 22, 2023).
10.9#**

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

10.13#**

Offer Letter, as amended, dated March 11, 2022, by and between Dianthus Therapeutics, Inc. and Simrat Randhawa (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on June 22, 2023).

10.14#**

Amendment to Offer Letter, dated September 11, 2023, by and between Dianthus Therapeutics OpCo, Inc. and Simrat Randhawa (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 21, 2024).

10.15#**

Offer Letter, dated January 18, 2022, by and between Dianthus Therapeutics, Inc. and Ryan Savitz (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on June 22, 2023).

10.16#**

Amendment to Offer Letter, dated September 11, 2023, by and between Dianthus Therapeutics OpCo, Inc. and Ryan Savitz (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2023).

10.17#**

Director Compensation Letter, dated May 6, 2022, by and between Dianthus Therapeutics, Inc. and Paula Soteropoulos (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on June 22, 2023).

10.18††**

Biologics Master Services Agreement, dated as of March 22, 2021, by and between Dianthus Therapeutics, Inc. and WuXi Biologics (Hong Kong) Limited (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on July 17, 2023).

10.19††**

Cell Line License Agreement, dated as of March 22, 2021, by and between Dianthus Therapeutics, Inc. and WuXi Biologics (Hong Kong) Limited (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on July 17, 2023).

10.20**

Securities Purchase Agreement, dated as of January 22, 2024, by and between the Company and each purchaser identified in Annex A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2024).

10.21#**	Dianthus Therapeutics, Inc. Equity Inducement Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on March 21, 2024).
19.1*	Dianthus Therapeutics, Inc. Insider Trading Policy.
21.1**	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 21, 2024).
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of Dianthus Therapeutics, Inc.
24.1*	Power of Attorney
31.1*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#**	Dianthus Therapeutics, Inc. Rule 10D-1 Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 21, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

DIANTHUS THERAPEUTICS, INC.

Date:	March 11, 2025	By:	/s/ Ryan Savitz
Ryan Savitz
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marino Garcia, Ryan Savitz and Adam Veness, and each of them, as true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, and generally to do all such things in their names and behalf in their capacities as officers and directors to enable the Dianthus Therapeutics, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marino Garcia	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2025
Marino Garcia

/s/ Ryan Savitz	Chief Financial Officer and Chief Business Officer (Principal Financial Officer)	March 11, 2025
Ryan Savitz

/s/ Edward Carr	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2025
Edward Carr

/s/ Alison F. Lawton	Director and Chair of the Board	March 11, 2025
Alison F. Lawton

/s/ Sujay Kango	Director	March 11, 2025
Sujay Kango

/s/ Anne McGeorge	Director	March 11, 2025
Anne McGeorge

/s/ Leon O. Moulder, Jr.	Director	March 11, 2025
Leon O. Moulder, Jr.

/s/ Steven Romano, M.D.	Director	March 11, 2025
Steven Romano, M.D.

/s/ Paula Soteropoulos	Director	March 11, 2025
Paula Soteropoulos

/s/ Jonathan Violin, Ph.D.	Director	March 11, 2025
Jonathan Violin, Ph.D.