Form 10-Q
period 2025-03-31
Dianthus Therapeutics, Inc. /DE/
filed 2025-05-12
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had 32,159,982 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, statements concerning our plans, objectives, goals, expectations, hopes, beliefs, intentions, assumptions, projections, estimates or strategies and any underlying assumptions regarding the future, our future results of operations and financial position, including the sufficiency of our existing cash resources to fund our operations for as long as anticipated, our liquidity, capital resources, costs and expenses, capital requirements, commitments and contingencies, the development or commercial potential of DNTH103 or any other product candidate, our anticipated preclinical and clinical drug development activities, in particular with respect to DNTH103, and any timelines, developments or results in connection therewith, including the timing of data, the efficacy, safety profile, dosing amount or frequency, method of delivery or other potential therapeutic benefits of DNTH103, the receipt or timing of potential regulatory designations, approvals and commercialization of any product candidates, market size or addressable patient population and other statements, including those included under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “project,” “potential,” “possible,” “plan,” “seek,” “contemplate,” “goal,” “likely” or “continue” or the negative of these terms and similar expressions intended to identify forward-looking statements, but the absence of these terms does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts and are based on our current expectations and beliefs with respect to future events and their potential effects and impacts. There can be no assurance that future events affecting us will be those that have been anticipated. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.

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
•
our ability to manufacture product candidates in conformity with the FDA’s or other regulatory authorities’ requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;
•
changes to clinical trial designs and regulatory pathways;
•
developments and projections relating to our expected or existing competitors or industry;

•
legislative, regulatory, political, geopolitical and macroeconomic developments beyond our control, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy or foreign currency exchange rates, changes in trade policies including tariffs and other trade restrictions or the threat of such actions, instability in financial institutions, the prospect of a shutdown of the U.S. federal government, the ongoing conflict in Ukraine, conflict in the Middle East and rising tensions between China and Taiwan, the attacks on marine vessels traversing the Red Sea and the responses thereto, and supply chain disruptions;
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

There may be other factors that may cause our actual results or outcomes, or the timing of those results or outcomes, to differ materially from the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q, including factors disclosed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our other filings with the Securities and Exchange Commission (the “SEC”). You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$10,116	$22,792
Short-term investments	253,114	252,449
Receivable from related party	—	807
Accounts receivable, net	1,000	—
Prepaid expenses and other current assets	6,769	4,856
Total current assets	270,999	280,904
Long-term investments	68,308	81,728
Property and equipment, net	191	194
Right-of-use operating lease assets	1,447	1,553
Other assets and restricted cash	7,635	9,629
Total assets	$348,580	$374,008
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,269	$4,579
Accrued expenses	7,979	13,074
Current portion of deferred revenue	479	479
Current portion of operating lease liabilities	226	320
Total current liabilities	16,953	18,452
Deferred revenue	1,851	1,908
Long-term operating lease liabilities	1,170	1,171
Total liabilities	19,974	21,531
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; authorized shares – 10,000,000 at March 31, 2025 and December 31, 2024; issued and outstanding – none at March 31, 2025 and December 31, 2024	—	—
Common stock; $0.001 par value per share; authorized shares – 150,000,000 at March 31, 2025 and December 31, 2024; issued and outstanding shares – 32,125,933 and 31,115,341 at March 31, 2025 and December 31, 2024, respectively	32	31
Additional paid-in capital	532,207	526,732
Accumulated deficit	(203,903)	(174,392)
Accumulated other comprehensive income	270	106
Total stockholders’ equity	328,606	352,477
Total liabilities and stockholders’ equity	$348,580	$374,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
License revenue - related party	$—	$874
License revenue	1,163	—
Total revenues	1,163	874
Operating expenses:
Research and development	27,003	13,078
General and administrative	7,337	5,640
Total operating expenses	34,340	18,718
Loss from operations	(33,177)	(17,844)
Other income/(expense):
Interest and investment income	3,791	4,222
Loss on investment in related party	(5)	—
Loss on currency exchange, net	(22)	(12)
Other expense	(98)	(114)
Total other income	3,666	4,096
Net loss	$(29,511)	$(13,748)
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.54)
Weighted-average number of shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants, used in computing net loss per share of common stock, basic and diluted	35,790,700	25,665,475
Comprehensive loss:
Net loss	$(29,511)	$(13,748)
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities	164	(74)
Total other comprehensive income/(loss)	164	(74)
Total comprehensive loss	$(29,347)	$(13,822)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income/(Loss)	Equity
Balance, December 31, 2024	31,115,341	$31	$526,732	$(174,392)	$106	$352,477
Exercise of pre-funded warrants	1,000,333	1	—	—	—	1
Exercise of stock options	3,321	—	31	—	—	31
Issuance of common stock under employee stock purchase plan (“ESPP”)	6,938	—	129	—	—	129
Stock-based compensation expense	—	—	5,315	—	—	5,315
Net loss	—	—	—	(29,511)	—	(29,511)
Unrealized gain on marketable securities	—	—	—	—	164	164
Balance, March 31, 2025	32,125,933	$32	$532,207	$(203,903)	$270	$328,606

Balance, December 31, 2023	14,817,696	$15	$258,231	$(89,423)	$47	$168,870
Issuance of common stock and pre-funded warrants in connection with the private placement, net of issuance costs of $14,665	14,500,500	14	215,319	—	—	215,333
Exercise of stock options	30,430	—	271	—	—	271
Stock-based compensation expense	—	—	2,035	—	—	2,035
Net loss	—	—	—	(13,748)	—	(13,748)
Unrealized loss on marketable securities	—	—	—	—	(74)	(74)
Balance, March 31, 2024	29,348,626	$29	$475,856	$(103,171)	$(27)	$372,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(29,511)	$(13,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	27	22
Stock-based compensation expense	5,315	2,035
Accretion of discount on investment securities	(1,899)	(518)
Amortization of right-of-use operating lease assets	106	85
Loss on investment in related party	(5)	—
Changes in operating assets and liabilities:
Receivable from related party	807	(141)
Unbilled receivable from related party	—	(257)
Accounts receivable, net	(1,000)	—
Prepaid expenses and other current assets	(1,913)	241
Other assets	2,000	343
Accounts payable, accrued expenses and operating lease liabilities	(1,500)	(2,986)
Deferred revenue	(57)	—
Deferred revenue - related party	—	(17)
Net cash used in operating activities	(27,630)	(14,941)
Cash flows from investing activities:
Capital expenditures	(24)	(32)
Purchases of investment securities	(67,324)	(20,475)
Proceeds from maturities of investment securities	82,142	15,000
Net cash provided by/(used in) investing activities	14,794	(5,507)
Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	129	—
Proceeds from exercise of stock options	31	271
Proceeds from exercise of pre-funded warrants	1	—
Proceeds from private placement	—	229,998
Payment of issuance costs in connection with private placement	—	(12,422)
Net cash provided by financing activities	161	217,847
(Decrease)/increase in cash, cash equivalents and restricted cash	(12,675)	197,399
Cash, cash equivalents and restricted cash, beginning of period	23,022	132,391
Cash, cash equivalents and restricted cash, end of period	$10,347	$329,790
Supplemental Disclosure
Cash and cash equivalents	$10,116	$329,724
Restricted cash	231	66
Total cash, cash equivalents and restricted cash	$10,347	$329,790
Issuance costs in connection with the private placement included in accounts payable	$—	$30
Issuance costs in connection with the private placement included in accrued expenses	$—	$2,213

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

At the effective time of the Reverse Merger, the 2019 Stock Plan (as discussed in Note 11) was assumed by the Company, and each outstanding and unexercised option to purchase shares of Former Dianthus common stock immediately prior to the effective time of the Reverse Merger was assumed by the Company and converted into an option to purchase shares of Company common stock, with necessary adjustments to the number of shares and exercise price to reflect the exchange ratio, and each outstanding and unexercised warrant to purchase shares of Former Dianthus common stock immediately prior to the effective time of the Reverse Merger (including the Former Dianthus pre-funded warrants sold in the pre-closing financing) was converted into a warrant to purchase shares of Company common stock, with necessary adjustments to the number of shares and exercise price to reflect the exchange ratio.

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

The Company believes that the achievement of the milestones outlined in the CVR Agreement are highly susceptible to factors outside the Company's influence that are not expected to be resolved for a long period of time, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the buyers of such assets and are based on the buyers of such assets progressing the in-process research and development assets into clinical trials, and in the case of one of the agreements, to a regulatory milestone. If the Company were to record a receivable for such contingent payments, it would also record a corresponding liability. As of March 31, 2025, no receivables were recorded on the unaudited condensed consolidated balance sheet relating to such contingent payments.

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

Shelf Registration Statement and ATM Offering Program

On October 1, 2024, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market (“ATM”) offering program for the sale of up to $200.0 million of shares of the Company’s common stock. During the year ended December 31, 2024, the Company sold 1,503,708 shares of its common stock under the ATM offering program, resulting in net proceeds of $39.2 million. No sales were made under the ATM offering program during the three months ended March 31, 2025.

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

Liquidity

In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”):

•
Since its inception, the Company has funded its operations primarily with outside capital and has incurred significant recurring losses, including net losses of $29.5 million and $13.7 million for the three months ended March 31, 2025 and 2024, respectively. In addition, the Company had an accumulated deficit of $203.9 million as of March 31, 2025;
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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025. Except as reflected below, there were no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K. Reflected in this note are updates to accounting policies, including the impact of the adoption of new policies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared in conformity with U.S. GAAP, for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates including the following: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Significant estimates are used in the following areas, among others: the recognition of research and development expense and revenue recognition.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The enhancement provides information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. On January 1, 2025, the Company adopted ASU 2023-09. The adoption of this standard did not have a material effect on the Company’s unaudited condensed consolidated financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

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

3. Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources and in assessing the Company’s performance. The Company operates as a single operating segment and has one reportable segment which focuses on developing next-generation complement therapeutics for patients living with severe autoimmune and inflammatory diseases.

The Company’s CODM is its Chief Executive Officer. The CODM manages the Company’s operations on a consolidated basis as one operating segment for the purposes of evaluating financial performance and allocating resources.

The Company has not generated any revenue from product sales yet. The CODM assesses the financial performance of the segment and decides how to allocate resources based on net loss on a consolidated basis. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets.

The CODM uses net loss predominantly in the annual operating budget and in the strategic planning and forecasting process. Such profit or loss measure is used to monitor budget versus actual results on an ongoing basis by the CODM and determines how resources are allocated to the various activities of the Company. The CODM also uses net loss to evaluate the Company’s performance and considers net loss when determining management’s incentive compensation.

All of the Company’s tangible assets are held in the United States. The Company views its operations and manages its business in one operating segment, operating exclusively in the United States.

The table below provides a summary of the segment profit or loss, including significant segment expenses:

	Three Months Ended March 31,
	2025	2024
Revenues:
License revenue - related party	$—	$874
License revenue	1,163	—
Total revenues	1,163	874
Research and development expenses:
DNTH103 program-related expenses:
Clinical operation activities	11,739	3,226
CMC activities	3,811	2,757
Preclinical study costs	1,041	1,111
Total DNTH103 program-related expenses	16,591	7,094
Personnel and related costs	5,847	3,668
Stock-based compensation	2,475	839
Discovery expenses	900	509
Other costs	1,190	968
Total research and development expenses	27,003	13,078
General and administrative expenses:
Stock-based compensation	2,840	1,196
Personnel and related costs	2,561	1,898
Other costs	1,936	2,546
Total general and administrative expenses	7,337	5,640
Other income, net	3,666	4,096
Net loss	$(29,511)	$(13,748)

4. Cash Equivalents and Marketable Securities

The Company’s investments consist of marketable securities classified as available-for-sale. The following tables provide a summary of the estimated fair value of the Company’s cash equivalents and marketable securities:

	March 31, 2025				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term	Long-term
Cash equivalents:
Money market funds	$9,254	$—	$—	$9,254	$9,254	$—
Total cash equivalents	$9,254	$—	$—	$9,254	$9,254	$—

Marketable securities:
U.S. treasury securities	$243,285	$244	$(36)	$243,493	$190,549	$52,944
Certificate of deposit	322	1	—	323	323	—
U.S. government agency securities	15,915	17	(2)	15,930	5,860	10,070
Corporate debt securities	61,630	48	(2)	61,676	56,382	5,294
Total marketable securities	$321,152	$310	$(40)	$321,422	$253,114	$68,308

	December 31, 2024				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term	Long-term
Cash equivalents:
Money market funds	$19,742	$—	$—	$19,742	$19,742	$—
Corporate debt securities	2,204	—	—	2,204	2,204	—
Total cash equivalents	$21,946	$—	$—	$21,946	$21,946	$—

Marketable securities:
U.S. treasury securities	$257,334	$198	$(130)	$257,402	$186,552	$70,850
U.S. government agency securities	6,946	2	(5)	6,943	3,928	3,015
Corporate debt securities	69,791	45	(4)	69,832	61,969	7,863
Total marketable securities	$334,071	$245	$(139)	$334,177	$252,449	$81,728

Interest and Investment Income

The following table provides a summary of the components of interest and investment income:

	Three Months Ended March 31,
	2025	2024
Interest income	$1,892	$3,704
Accretion of discount on marketable securities, net	1,899	518
Total interest and investment income	$3,791	$4,222

5. Prepaid Expenses and Other Current Assets

The following table provides a summary of prepaid expenses and other current assets:

	March 31, 2025	December 31, 2024
Prepaid materials, supplies and research and development services	$4,311	$3,035
Prepaid subscriptions, software and other administrative services	1,575	770
Prepaid insurance	491	696
Other current assets	392	355
Prepaid expenses and other current assets	$6,769	$4,856

6. Property and Equipment

The following table provides a summary of property and equipment:

	March 31, 2025	December 31, 2024
Computer equipment	$357	$333
Furniture and fixtures	54	54
Subtotal	411	387
Less: accumulated depreciation	(220)	(193)
Property and equipment, net	$191	$194

Depreciation expense was $27 thousand and $22 thousand for the three months ended March 31, 2025 and 2024, respectively.

7. Fair Value of Financial Instruments

The following table provides a summary of financial assets measured at fair value on a recurring basis:

	Fair Value at
Description	March 31, 2025	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$9,254	$9,254	$—	$—
Short-term investments:
U.S. treasury securities	190,549	190,549	—	—
Certificate of deposit	323	323	—	—
U.S. government agency securities	5,860	—	5,860	—
Corporate debt securities	56,382	—	56,382	—
Long-term investments:
U.S. treasury securities	52,944	52,944	—	—
U.S. government agency securities	10,070	—	10,070	—
Corporate debt securities	5,294	—	5,294	—
Other assets and restricted cash:
Investment in related party	143	143	—	—
Total assets measured at fair value	$330,819	$253,213	$77,606	$—

	Fair Value at
	December 31,
Description	2024	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$19,742	$19,742	$—	$—
U.S. treasury securities	—	—	—	—
Corporate debt securities	2,204	—	2,204	—
Short-term investments:
U.S. treasury securities	186,552	186,552	—	—
U.S. government agency securities	3,928	—	3,928	—
Corporate debt securities	61,969	—	61,969	—
Long-term investments:
U.S. treasury securities	70,850	70,850	—	—
U.S. government agency securities	3,015	—	3,015	—
Corporate debt securities	7,863	—	7,863	—
Other assets and restricted cash:
Investment in related party	148	148	—	—
Total assets measured at fair value	$356,271	$277,292	$78,979	$—

There were no transfers between levels during the three months ended March 31, 2025 or for the year ended December 31, 2024. The weighted-average maturity of the securities held at March 31, 2025 was less than 12 months.

8. Accrued Expenses

The following table provides a summary of accrued expenses:

	March 31, 2025	December 31, 2024
Accrued external research and development	$5,204	$6,996
Accrued compensation	2,054	5,154
Accrued professional fees	223	271
Other accrued expenses	498	653
Accrued expenses	$7,979	$13,074

9. Leases

The Company leases space under operating leases for administrative offices in New York, New York, and Waltham, Massachusetts. The Company previously leased wet laboratory space in Watertown, Massachusetts, but this lease terminated in March 2025.

The following table provides a summary of the components of lease costs and rent:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$123	$103
Variable lease cost	12	8
Total operating lease costs	$135	$111

Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million for each of the three months ended March 31, 2025 and 2024.

The Company recorded operating lease costs of $0.1 million within the general and administrative expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss during each of the three months ended March 31, 2025 and 2024. The Company recorded operating lease costs of $24 thousand and $16 thousand within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025 and 2024, respectively.

Maturities of operating lease liabilities as of March 31, 2025, are as follows:

2025 (remaining 9 months)	194
2026	268
2027	314
2028	318
2029	321
Thereafter	379
Total undiscounted operating lease payments	1,794
Less: imputed interest	(398)
Present value of operating lease liabilities	$1,396

Balance sheet classification:
Current portion of operating lease liabilities	$226
Long-term operating lease liabilities	1,170
Total operating lease liabilities	$1,396

The weighted-average remaining term of operating leases was 67 months, and the weighted-average discount rate used to measure the present value of operating lease liabilities was 8.4% as of March 31, 2025.

10. Stockholders' Equity

Shelf Registration Statement and ATM Offering Program

On October 1, 2024, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an ATM offering program for the sale of up to $200.0 million of shares of the Company’s common stock. During the year ended December 31, 2024, the Company sold 1,503,708 shares of its common stock under the ATM offering program, resulting in net proceeds of $39.2 million. No sales were made under the ATM offering program during the three months ended March 31, 2025. As of March 31, 2025, the Company had $160.8 million of remaining capacity under the ATM offering program.

Private Placement Offering

At the closing of the private placement on January 24, 2024, the Company issued 14,500,500 shares of common stock and pre-funded warrants to purchase 4,666,332 shares of common stock with a $0.001 per share exercise price. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of March 31, 2025, there were 3,665,999 pre-funded warrants outstanding related to this private placement.

Reverse Merger

At the effective time of the Reverse Merger on September 11, 2023, the Company issued an aggregate of 11,021,248 shares of Company common stock to the Former Dianthus stockholders based on the exchange ratio of approximately 0.2181 shares of Company common stock for each share of Former Dianthus common stock, including those shares of Former Dianthus common stock issued upon the conversion of Former Dianthus preferred stock and those shares of the Former Dianthus common stock issued in the pre-closing financing. In conjunction with the pre-closing financing, the Company also issued pre-funded warrants to purchase 210,320 shares of Company common stock with a $0.001 per share exercise price, which were fully exercised during the year ended December 31, 2024.

Preferred Stock

As of March 31, 2025, the Company was authorized to issue up to 10,000,000 shares of the Company’s preferred stock at a par value of $0.001. As of March 31, 2025, no shares of Company preferred stock were issued and outstanding.

Common Stock

As of March 31, 2025, the Company was authorized to issue up to 150,000,000 shares of $0.001 par value of Company common stock. As of March 31, 2025, the Company had issued and outstanding shares of Company common stock of 32,125,933.

Each share of Company common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through March 31, 2025.

The Company had the following shares of Company common stock reserved for future issuance as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Issuance of common stock upon exercise of stock options	5,927,868	4,499,702
Equity awards available for grant under stock award plans	1,975,781	1,917,501
Shares available for issuance under the Employee Stock Purchase Plan	155,140	99,578
Issuance of common stock upon exercise of warrants	3,670,676	4,671,009
Total common stock reserved for future issuance	11,729,465	11,187,790

11. Stock-Based Compensation

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

On May 23, 2024, the Company’s stockholders approved an amendment and restatement of the Prior 2018 Incentive Plan, and it was renamed the Second Amended and Restated Dianthus Therapeutics, Inc. Stock Option and Incentive Plan (the “2018 Amended Plan”) to:

•
provide for an increase in the number of shares of common stock reserved for issuance thereunder by 2,931,820 shares;
•
increase the Evergreen Provision (as described below) from 4% to 5% of issued and outstanding shares of common stock on December 31 of the preceding calendar year; and
•
extend the expiration date until March 14, 2034.

The 2018 Amended Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards and dividend equivalent rights. The 2018 Amended Plan is administered by either the board of directors or the compensation committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the administrator, except that the term of stock options and stock appreciation rights may not be greater than ten years (or five years for certain incentive stock options). Awards typically vest over 12 months to four years. The exercise price for stock options granted may not be less than the fair value of common stock as of the date of grant (or 110% of the fair value of common stock for certain incentive stock options). The fair value of common stock is based on quoted market prices.

The 2018 Amended Plan also provides for the assumption of shares remaining available for delivery under the 2019 Stock Plan (as defined below) pursuant to the terms of the Reverse Merger, and such shares will be available for the granting of awards under the 2018 Amended Plan in accordance with applicable stock exchange requirements. The Company also has outstanding stock options under the Magenta Therapeutics, Inc. 2016 Stock Option and Grant Plan, as amended (the “2016 Plan”), but is no longer granting awards under the 2016 Plan.

The 2018 Amended Plan provides that the number of shares reserved and available for issuance under the 2018 Amended Plan will automatically increase each January 1 by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 (the “Evergreen Provision”), or such lesser number of shares as determined by the Company’s board of directors or compensation committee of the board of directors.

Pursuant to the Evergreen Provision, the number of shares reserved for issuance under the 2018 Amended Plan increased by 1,555,767 on January 1, 2025. Shares of common stock underlying any awards under the 2018 Amended Plan, the 2019 Stock Plan and the 2016 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) will be available for future awards under the 2018 Amended Plan.

As of March 31, 2025, 1,883,781 shares of the Company’s common stock were available for grant under the 2018 Amended Plan.

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

2019 Employee Stock Purchase Plan

Employees may elect to participate in the Dianthus Therapeutics, Inc. 2019 Employee Stock Purchase Plan, as amended (the “ESPP”). The purchase price of Company common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on (i) the offering date or (ii) the exercise date. The six-month offering periods previously began in December and June of each year. During the three months ended March 31, 2025, the Company issued 6,938 shares of common stock pursuant to the ESPP. As of March 31, 2025, 155,140 shares remained available for issuance under the ESPP.

The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1 through January 1, 2029, by the lesser of (i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 62,500 shares and (iii) such number of shares as determined by the Company’s board of directors or its appointed administrator. The number of shares reserved for issuance under the ESPP increased by 62,500 on January 1, 2025.

Inducement Plan

In February 2024, the Company’s board of directors approved the Dianthus Therapeutics, Inc. Equity Inducement Plan (the “Inducement Plan”), which provides for up to 300,000 shares of common stock for inducement awards. As of March 31, 2025, there were 92,000 shares available to be granted under the Inducement Plan.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2025:

	Number of Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at January 1, 2025	4,499,702	$17.19	8.7	$24,867
Options granted	1,608,300	22.05		—
Options exercised	(3,321)	9.42		45
Options forfeited	(176,813)	17.40		779
Balance at March 31, 2025	5,927,868	$18.50	8.8	$14,008
Exercisable options at March 31, 2025	1,840,836	$14.20	7.9	$10,478
Unvested options at March 31, 2025	4,087,032	$20.44	9.2	$3,530

The aggregate intrinsic value of options granted, options exercised and options forfeited represents the difference between (i) the exercise price of the option and (ii) the closing market price of the Company’s common stock on (x) March 31, 2025, (y) the date of exercise, or (z) the date of forfeiture, respectively.

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2025 was $16.99 per share.

The table below summarizes the assumptions used to determine the grant-date fair value of stock options issued, presented on a weighted average basis:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.3%	4.0%
Expected term (in years)	6.0	6.0
Expected volatility	91.7%	93.1%
Expected dividend yield	0.0%	0.0%

Stock Warrants

In April 2021, Former Dianthus issued 4,677 warrants for the purchase of common stock at an exercise price of $1.65 per share. The warrants vested on July 30, 2023 and had a grant date fair value of $1.16 per warrant. As of March 31, 2025, the warrants have a weighted average remaining contractual term of 6.1 years.

Stock-based Compensation Expense

The following table provides a summary of stock-based compensation expense:

	Three Months Ended March 31,
	2025	2024
Research and development	$2,475	$839
General and administrative	2,840	1,196
Total stock-based compensation expense	$5,315	$2,035

As of March 31, 2025, there was $61.2 million of total unrecognized compensation cost related to granted stock options. The Company expects to recognize that cost over a remaining weighted-average period of 3.1 years.

12. License Revenues

Zenas BioPharma, Inc.

In September 2020, the Company entered into an Option Agreement (the “Zenas Option”) with Zenas BioPharma, Inc. (formerly Zenas BioPharma Limited) (“Zenas”), a related party (See Note 15). Through the Zenas Option, the Company provided Zenas an option to enter into an exclusive license agreement for the development and commercialization of products arising from its research of monoclonal antibody antagonists targeting certain specific complement proteins.

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

In June 2022, pursuant to the Zenas Option, the Company negotiated in good faith a license agreement with Zenas (the “Zenas License Agreement” and, together with the Zenas Option, the “Zenas Agreements”). The Zenas License Agreement provided Zenas with a license in the People’s Republic of China, including Hong Kong, Macau, and Taiwan (“Greater China”) for the development and commercialization of sequences and products under the first antibody sequence. The Company was also obligated to perform certain research and development and CMC services and participated in a joint steering committee (“JSC”).

The consideration under the Zenas Agreements included the following payments by Zenas to the Company: (i) a $1.0 million upfront payment upon the exercise of the corresponding option under the Zenas Option; (ii) an approximately $1.1 million reimbursement payment for a portion of development costs previously incurred by the Company; (iii) reimbursement of a portion of all CMC-related costs and expenses for the first antibody sequence through the manufacture of the first two batches of drug product; (iv) reimbursement of a portion of all non-CMC-related costs and expenses for the development of the first antibody sequence through the first regulatory approval; (v) development milestones totaling up to $11.0 million; and (vi) royalties on net sales ranging from the mid-single digits to the low teen percentages.

Tenacia Biotechnology (Hong Kong) Co., Limited

On October 21, 2024, Zenas assigned the Zenas Agreements to its affiliated entity, Zenas BioPharma (HK) Limited (“Zenas HK”). After the assignment, the Company entered into a novation agreement (the “Novation Agreement”) with Zenas HK and Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”) and an amendment to the Zenas License Agreement, now with Tenacia (as amended, the “Tenacia License Agreement”), pursuant to which Tenacia replaced Zenas HK as a party to the Zenas Agreements, and certain economic terms under the Zenas License Agreement with respect to cost sharing and development milestones were amended.

Except as otherwise noted below, the terms of the Zenas License Agreement were unchanged when novated by the Novation Agreement and amended by the Tenacia License Agreement.

The consideration under the Tenacia License Agreement, which replaced the consideration of the Zenas License Agreement, related to the first antibody sequence includes the following payments by Tenacia to the Company: (i) a $2.5 million upfront payment, which was paid to the Company in October 2024 upon execution of the Tenacia License Agreement; (ii) reimbursement of a portion of certain clinical costs; (iii) development milestones totaling up to $15.0 million; and (iv) royalties on net sales ranging from the mid-single digits to the low teen percentages. Tenacia is also responsible for paying local development costs in the Greater China and a portion of the central development costs based on the number of patients enrolled from China in our global Phase 3 studies.

Under the Zenas Agreements, Zenas also had the right to exercise an option with respect to a second antibody sequence, which is now held by Tenacia (the “Tenacia Option” and, together with the Tenacia License Agreement, the “Tenacia Agreements”). Pursuant to the Tenacia Option, if Tenacia exercises the option and pays the Company the option exercise fee related to the second antibody sequence, the Company will grant Tenacia an exclusive license to the sequences and products under this second antibody sequence.

Accounting for the Zenas and Tenacia Agreements

Since the Zenas Agreements were negotiated with a single commercial objective, it was treated as a combined contract for accounting purposes. The Company assessed the Zenas Agreements in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), and concluded that it represented a contract with a customer and was within the scope of ASC 606. The Company determined that there was one combined performance obligation that consisted of the license and data transfer, the research and development and CMC services, and the participation in the JSC. The Company determined that Zenas’ right to exercise an option with respect to a second antibody sequence did not represent a material right.

The Company determined that the combined performance obligation would be satisfied over time; therefore, the Company recognized the transaction price from the license agreement over the Company’s estimated period to complete its activities. The Company concluded that it would utilize a cost-based input method to measure its progress toward the completion of its performance obligation and to calculate the corresponding amount of revenue to recognize each period. The Company believed that this was the best measure of progress because other measures did not reflect how the Company transferred its performance obligation to Zenas. In applying the cost-based input method of revenue recognition, the Company used actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consisted primarily of third-party contract costs. Revenue was recognized based on the level of costs incurred relative to the total budgeted costs for the combined performance obligation. A cost-based input method of revenue recognition required management to make estimates of costs to complete the Company’s performance obligation. In making such estimates, judgment was required to evaluate assumptions related to cost estimates.

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

The Company also determined that the milestone payments of $15.0 million (previously $11.0 million under the Zenas License Agreement) are variable consideration under ASC 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the milestones, such as the regulatory approvals which are generally not within the Company’s control, the Company will not consider achievement of this milestone to be probable until the uncertainty associated with such milestone has been resolved. Should it be probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price for which the Company recognized revenue. No milestones were achieved under the Zenas Agreements prior to novation. During the three months ended March 31, 2025, the Company recognized revenue of $1.0 million related to milestones achieved under the Tenacia Agreements, which is included within the license revenue line item in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

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

The Company recognized related party license revenue totaling nil and $0.9 million during the three months ended March 31, 2025 and 2024, respectively, associated with the Zenas Agreements. As of December 31, 2024, the Company recorded a related party receivable of $0.8 million on its unaudited condensed consolidated balance sheet.

During the three months ended March 31, 2025, the Company recognized license revenue totaling $1.2 million associated with the Tenacia License Agreement. As of March 31, 2025, the Company recorded a receivable of $1.0 million, an unbilled receivable of $0.3 million within prepaid expenses and other current assets, current deferred revenue of $0.5 million and noncurrent deferred revenue of $1.9 million on its unaudited condensed consolidated balance sheet. As of December 31, 2024, the Company recorded an unbilled receivable of $0.2 million within prepaid expenses and other current assets, current deferred revenue of $0.5 million and noncurrent deferred revenue of $1.9 million on its unaudited condensed consolidated balance sheet.

13. Net Loss Per Share

Basic and diluted net loss per share of common stock is calculated as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(29,511)	$(13,748)
Denominator:
Weighted-average number of shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants, used in computing net loss per share of common stock, basic and diluted	35,790,700	25,665,475
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.54)

Pre-funded warrants totaling 3,665,999 shares have been included in the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2025 as the pre-funded warrants are issuable for nominal consideration pursuant to their terms.

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

	Three Months Ended March 31,
	2025	2024
Stock options outstanding	5,927,868	3,097,438
Warrants for the purchase of common stock	4,677	4,881,329
Total	5,932,545	7,978,767

14. Commitments and Contingencies

Alloy Therapeutics, LLC

In August 2019, the Company entered into a license agreement with Alloy Therapeutics, LLC (“Alloy”). The license agreement was amended in October 2022. The license agreement with Alloy grants to the Company the following:

•
a worldwide, non-exclusive license to use the Alloy technology solely to generate Alloy antibodies and platform assisted antibodies for internal, non-clinical research purposes; and
•
with respect to Alloy antibodies and platform assisted antibodies that are selected by the Company for inclusion into a partnered antibody program, a worldwide, assignable license to make, have made, use, offer for sale, sell, import, develop, manufacture and commercialize products comprising partnered antibody programs selected from Alloy antibodies and platform assisted antibodies in any field of use.

The Company pays annual license fees and annual partnered antibody program fees totaling $0.1 million to Alloy. The Company is also obligated to pay a $0.1 million fee to Alloy if the Company sublicenses a product developed with Alloy antibodies or platform assisted antibodies. Upon the achievement, with the first selected antibody for products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $1.8 million and $11.0 million, respectively. Upon the achievement, with the second selected antibody for products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $3.1 million and $15.0 million, respectively. The Company did not record any amounts owed under the Alloy license agreement during the three months ended March 31, 2025 and 2024.

OmniAb, Inc.

In September 2022, the Company entered into a commercial platform license agreement and services agreement with two subsidiaries of Ligand Pharmaceuticals Incorporated (“Ligand”). In November 2022, Ligand spun-off these subsidiaries into a separate legal entity, OmniAb, Inc. (“OmniAb”). The commercial platform license agreement and services agreement with OmniAb grants to the Company the following:

•
a worldwide, non-exclusive, non-sublicensable license under the OmniAb technology to use chicken animals (solely at OmniAb’s facilities and through OmniAb personnel) for generation of OmniAb antibodies for research purposes; and
•
a worldwide, non-exclusive license under the OmniAb technology to use rodent animals (solely at approved contract research organization (“CRO”) facilities and through approved CRO personnel) for generation of OmniAb antibodies for research purposes. Such license is non-sublicensable except to an approved CRO.

Upon the achievement of certain development milestones, the Company is obligated to make additional payments to OmniAb of up to $12.2 million. Upon the achievement of certain commercial milestones, the Company is obligated to make royalty payments in the low to mid-single digit percentages. The Company did not record any amounts owed under the commercial platform license agreement and services agreement with OmniAb during the three months ended March 31, 2025 or 2024.

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

Upon the achievement, with the first development program with IONTAS, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to IONTAS of up to £3.1 million (approximately $4.0 million based on the March 31, 2025 exchange rate) and £2.3 million (approximately $3.0 million based on the March 31, 2025 exchange rate), respectively. Upon the achievement, with the second development program with IONTAS, of certain development milestones, the Company is obligated to make additional payments to IONTAS of up to £2.5 million (approximately $3.2 million based on the March 31, 2025 exchange rate). The Company recorded $0.2 million and $0.3 million during the three months ended

March 31, 2025 and 2024, respectively, for amounts owed under the IONTAS collaborative research license agreement within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to employees, consultants, vendors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification agreements. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of March 31, 2025 and December 31, 2024.

Litigation

From time to time, the Company may be exposed to litigation relating to potential products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other

As of March 31, 2025 and December 31, 2024, the Company had standing agreements with consultants, contractors or service providers whose terms do not yield material long-term commitments.

15. Related Party Transactions

Zenas BioPharma, Inc.

The Company considers Zenas to be a related party because Tellus BioVentures LLC (“Tellus”), whose sole member is a significant shareholder in the Company and a member of the board of directors of the Company, is also a significant shareholder in Zenas and serves as Chief Executive Officer and Chairman of the board of directors of Zenas. As of March 31, 2025, Tellus and its affiliated entities owned approximately 5% of the Company’s outstanding shares.

The Company was previously party to the Zenas Agreements, which were assigned to Zenas HK in October 2024. After the assignment, the Company entered into the Novation Agreement with Zenas HK and Tenacia, pursuant to which Tenacia replaced Zenas HK as a party to the Zenas Agreements. In connection with these agreements, the Company recognized nil and $0.9 million of revenue from Zenas within the license revenue - related party line item in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, respectively. As of December 31, 2024, the Company recorded a related party receivable of $0.8 million on its unaudited condensed consolidated balance sheet for activities related to Zenas.

In September 2020, Zenas issued 156,848 common shares to the Company in exchange for the Zenas Option. Previously, the Company used the measurement alternative as the measurement attribute for accounting for the Zenas common stock which did not require it to assess the fair value of the common stock at each reporting period as the fair value of the Zenas common stock was not readily determinable nor was there a reliable source for observable transactions from which the Company could determine a fair value. On September 12, 2024, Zenas announced the pricing of its initial public offering (the “Zenas IPO”) of $17.00 per share, which also included a 1-for-8.6831 reverse stock split of its capital stock. Upon the Zenas IPO, the fair value of the Zenas common stock was deemed readily determinable. The Company reassesses the fair value of the investment at the end of each reporting period, with any adjustments to the fair value recorded as unrealized gains or losses within other income (loss) in the unaudited condensed consolidated statements of operations and comprehensive loss. As of both March 31, 2025 and December 31, 2024, the fair value of the investment in Zenas was $0.1 million, which was included within other assets and restricted cash on the Company's unaudited condensed consolidated balance sheet.

See Note 12 for more information on these agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025.

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

MAGIC

The MaGic trial is a global, randomized, double-blind, placebo-controlled Phase 2 study of DNTH103 in up to 60 patients with gMG who are acetylcholine receptor antibody positive. Following an initial loading dose, DNTH103 will be administered every two weeks (“Q2W”) via S.C. injection. The S.C. treatment duration will initially be 12 weeks with a 52-week open label extension. The primary endpoint of the study is safety and tolerability. Secondary endpoints include Myasthenia Gravis Activities of Daily Living Scale (“MG-ADL”) and Quantitative Myasthenia Gravis (“QMG”) score assessments. We announced the completion of enrollment of the MaGiC trial in May 2025 with 65 patients, exceeding our initial target of 60 patients, and top-line results are expected in September 2025.

CAPTIVATE

The CAPTIVATE trial is a single, two-part, randomized withdrawal global Phase 3 trial of DNTH103 in patients with CIDP. In the open label Part A of this trial, participants will be administered with a loading dose followed by 300mg DNTH103 administered Q2W via S.C. injection for up to 13 weeks. Part A includes an interim responder analysis of the first 40 participants enrolled in Part A. Only participants who respond to DNTH103 in Part A, as measured as greater than or equal to one point decrease (improvement) in adjusted Inflammatory Neuropathy Cause and Treatment (“INCAT”) disability score compared to Part A baseline, will be randomized into Part B, a double-blind, placebo-controlled treatment period of up to 52 weeks, where they will be assessed for prevention of relapse, safety and tolerability, followed by an open-label extension period. We believe that this single pivotal trial will support a Biologics License Application (“BLA”) filing in adult patients with CIDP. We anticipate completing an interim responder analysis of the first 40 participants in Part A in the second half of 2026.

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

Global and Macroeconomic Developments

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with legislative, regulatory, political, geopolitical and macroeconomic developments beyond our control, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy or foreign currency exchange rates, changes in trade policies, including tariffs and other trade restrictions or the threat of such actions, instability in financial institutions, the prospect of a shutdown of the U.S. federal government, the ongoing conflict in Ukraine, conflict in the Middle East, rising tensions between China and Taiwan, the attacks on marine vessels traversing the Red Sea and the responses thereto, and supply chain disruptions. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, including the impacts on participants in our clinical trials, employees, suppliers, vendors, business partners and regulators, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to Dianthus’ business, results of operations, liquidity and capital resources. For additional information, see the section titled “Risk Factors” found elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025.

Components of Results of Operations

Revenues

Since inception, we have not generated any revenue from product sales, and we do not expect to generate any revenue from the sales of products in the foreseeable future. We have recognized revenues attributable to upfront payments, milestone payments and cost reimbursements under our license agreements.

If our development efforts for DNTH103, or any future product candidates, if any, are successful and result in regulatory approval, we may generate revenue from future product sales. If we enter into license or collaboration agreements for DNTH103, or any future product candidates, if any, or intellectual property, revenue may be generated in the future from such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of DNTH103 or any future product candidates or from license or collaboration agreements. We may never succeed in obtaining regulatory approval for DNTH103 or any future product candidates.

Licensing Agreements

In June 2022, we executed a license agreement with Zenas BioPharma, Inc. (formerly Zenas BioPharma Limited) (“Zenas”), a related party, which provided Zenas with a license in the People’s Republic of China, including Hong Kong, Macau, and Taiwan (“Greater China”) for the development and commercialization of certain sequences and products under an identified antibody sequence (the “Zenas License Agreement”). The Zenas License Agreement included the following payments from Zenas: (i) a non-refundable upfront payment of $1.0 million; (ii) an approximately $1.1 million reimbursement payment for a portion of development costs previously incurred by us; (iii) reimbursement of a portion of all CMC-related costs and expenses for the first antibody sequence through the manufacture of the first two batches of drug product; (iv) reimbursement of a portion of all non-CMC-related costs and expenses for the development of the first antibody sequence through the first regulatory approval; (v) development milestones totaling up to $11.0 million; and (vi) royalties on net sales ranging from the mid-single digits to the low teen percentages.

On October 21, 2024, Zenas assigned the Zenas License Agreement to its affiliated entity, Zenas BioPharma (HK) Limited (“Zenas HK”). After the assignment, we entered into a novation agreement (the “Novation Agreement”) with Zenas HK and Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”) and an amendment to the Zenas License Agreement, now with Tenacia (as amended, the “Tenacia License Agreement”), pursuant to which Tenacia replaced Zenas HK as a party to the Zenas Agreements and certain economic terms under the Zenas License Agreement with respect to cost sharing and development milestones were amended.

Except as stated otherwise, the economic terms of the Zenas License Agreement were unchanged when novated by the Novation Agreement and amended by the Tenacia License Agreement.

The consideration under the Tenacia License Agreement, which replaced the consideration of the Zenas License Agreement, related to the first antibody sequence includes the following payments by Tenacia to us: (i) a $2.5 million upfront payment, which was paid by Tenacia to us in October 2024 upon execution of the Tenacia License Agreement; (ii) reimbursement of a portion of certain clinical costs; (iii) development milestones totaling up to $15.0 million; and (iv) royalties on net sales ranging from the mid-single digits to the low teen percentages. Tenacia is also responsible for paying local development costs in Greater China and a portion of central development costs based on the number of patients enrolled from China in our global Phase 3 studies. No milestones were achieved under the Zenas Agreements prior to novation. During the three months ended March 31, 2025, we recognized revenue of $1.0 million related to milestones achieved under the Tenacia Agreements (as defined below). We have not recorded any royalty revenue under the Zenas Agreement prior to novation or the Tenacia Agreements.

Under the Zenas License Agreement, Zenas also had the right to exercise an option with respect to a second antibody sequence, which is now held by Tenacia (the “Tenacia Option” and, together with the Tenacia License Agreement, the “Tenacia Agreements”). Pursuant to the Tenacia Option, if Tenacia exercises the option and pays us the option exercise fee related to the second antibody sequence, we will grant Tenacia an exclusive license to the sequences and licensed products under this second antibody sequence. The economic terms with respect to this second antibody sequence were unchanged by the amendment to the Zenas License Agreement.

During the three months ended March 31, 2025 and 2024, we recognized related party license revenue totaling nil and $0.9 million, respectively, associated with the Zenas Agreements.

During the three months ended March 31, 2025, we recognized license revenue totaling $1.2 million related to the Tenacia Agreements.

Operating Expenses

Research and Development

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal expenses incurred in connection with the discovery and development of DNTH103 and other potential product candidates.

External expenses include:

•
payments to third parties in connection with research and development, including agreements with third parties, such as contract research organizations (“CROs”), clinical trial sites and consultants;
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

We recognize research and development expenses in the periods in which they are incurred. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date. We utilize CROs for research and development activities and CDMOs for manufacturing activities and we do not have laboratory or manufacturing facilities. Therefore, we have no material facilities expenses attributed to research and development.

Product candidates in later stages of development generally have higher development costs than those in earlier stages. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance DNTH103 into larger and later-stage clinical trials, work to discover and develop additional product candidates, seek to expand, maintain, protect and enforce our intellectual property portfolio and hire additional research and development personnel.

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
•
our ability to establish a favorable safety profile with Investigational New Drug application (“IND”)-enabling toxicology studies to enable clinical trials;
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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations and other comprehensive loss for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenues:
License revenue - related party	$—	$874
License revenue	1,163	—
Total revenues	1,163	874
Operating expenses:
Research and development	27,003	13,078
General and administrative	7,337	5,640
Total operating expenses	34,340	18,718
Loss from operations	(33,177)	(17,844)
Other income/(expense):
Interest and investment income	3,791	4,222
Loss on investment in related party	(5)	—
Loss on currency exchange, net	(22)	(12)
Other expense	(98)	(114)
Total other income	3,666	4,096
Net loss	$(29,511)	$(13,748)

Revenues

Under the terms of the Zenas Agreements, we recognized related party license revenue of nil and $0.9 million during the three months ended March 31, 2025 and 2024, respectively. Additionally, under the terms of the Tenacia Agreements, we recognized license revenue of $1.2 million and nil for the three months ended March 31, 2025 and 2024, respectively.

The increase in total revenues was primarily due to $1.0 million of revenue recognized upon the achievement of a milestone under the Tenacia Agreements, partially offset by a decrease of $0.7 million in reimbursable costs associated with DNTH103’s ongoing clinical trials.

Research and Development Expenses

Research and development expenses were $27.0 million for the three months ended March 31, 2025, as compared to $13.1 million for the three months ended March 31, 2024, an increase of $13.9 million. This increase was due to: (1) a $9.9 million increase in external research and development costs, consisting of clinical operations activities, CMC activities, preclinical study costs, and discovery expenses; and (2) a $4.0 million increase in internal research and development costs, consisting of personnel and related costs, stock-based compensation expense and other costs.

The $9.9 million increase in external research and development costs was due to a $9.5 million increase in expenses related to our lead product candidate, DNTH103, and a $0.4 million increase in discovery activities. For the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, the increase in DNTH103 related expense was due to $8.5 million in clinical operations activities and $1.1 million in CMC activities, partially offset by a decrease in preclinical study costs of $0.1 million. The increased costs of clinical operations activities and CMC activities were due to activities related to DNTH103’s ongoing Phase 2 clinical trials in gMG and MMN and Phase 3 clinical trial in CIDP.

The $4.0 million increase in internal research and development costs was due to increases of $2.2 million in personnel and related costs, $1.6 million in stock-based compensation expense and $0.2 million in other expenses. The increase in costs was primarily due to increases in headcount and related expenses to support our ongoing Phase 2 and Phase 3 clinical trials.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the three months ended March 31, 2025, as compared to $5.6 million for the three months ended March 31, 2024, an increase of $1.7 million. The increase was primarily due to increases of $1.6 million in stock-based compensation expense and $0.7 million in personnel-related costs, partially offset by a decrease of $0.6 million in other costs. The increase in costs was primarily due to increases in headcount and related expenses to support our ongoing Phase 2 and Phase 3 clinical trials.

Other Income/(Expense)

Other income was $3.7 million for the three months ended March 31, 2025, as compared to $4.1 million for the three months ended March 31, 2024, a decrease of $0.4 million. The decrease was primarily due to higher cash and investment balances in the prior comparable period.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our lead product candidate, DNTH103, or any future product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our lead product candidate or any future product candidates to support potential future commercialization and providing general and administrative support for our operations, including the costs associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. See the section titled “Risk Factors” found elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025 for additional risks associated with our substantial capital requirements.

We have an open market sales agreement with TD Securities (USA) LLC (“TD Cowen”) (the “ATM Agreement”) pursuant to which we may sell, from time to time through TD Cowen, shares of our common stock under an at-the-market (“ATM”) offering for an aggregate sales price of up to $200 million. Any sales of our common stock pursuant to the ATM Agreement are made under our registration statement on Form S-3 which was deemed effective by the SEC on October 9, 2024. To date, we have sold 1,503,708 shares of our common stock under the ATM offering program, with $160.8 million in remaining capacity under the ATM offering program.

To date, we have funded our operations primarily through private placements of capital stock for gross proceeds of $423.5 million and net proceeds of $39.2 million from our ATM offering program.

Future Capital Requirements

Since inception, we have devoted substantially all of our resources to conducting research and development activities (including with respect to the DNTH103 program) and undertaking preclinical studies, conducting clinical trials and the manufacturing of the product used in our clinical trials and preclinical studies, business planning, developing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.

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

To date, we have funded our operations primarily with proceeds from the sale of capital stock and have raised aggregate gross proceeds of $423.5 million from private placements and net proceeds of $39.2 million from our ATM offering program. However, we have incurred significant recurring losses. We generated net losses of $29.5 million and $13.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $203.9 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing, scope and results of our research and development activities. As of March 31, 2025, we had cash, cash equivalents and investments of $331.5 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments should be sufficient to fund our operations into the second half of 2027. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand and expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us.

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
•
the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(27,630)	$(14,941)
Net cash provided by/(used in) investing activities	14,794	(5,507)
Net cash provided by financing activities	161	217,847
(Decrease)/increase in cash, cash equivalents and restricted cash	$(12,675)	$197,399

Cash Flows from Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities consisted of a net loss of $29.5 million and an increase in net operating assets and liabilities of $1.6 million, partially offset by net non-cash operating expenses of $3.5 million. The increase in net operating assets and liabilities was primarily attributable to increases in prepaid expenses and other current assets of $1.9 million, accounts receivable, net of $1.0 million and decreases in accounts payable, accrued expenses and operating lease liabilities of $1.5 million, partially offset by decreases in other assets of $2.0 million and related party receivable from Zenas of $0.8 million. The non-cash operating expenses consisted primarily of stock-based compensation expense of $5.3 million and amortization of right-of-use operating lease assets of $0.1 million, partially offset by accretion of discount on investment securities of $1.9 million.

For the three months ended March 31, 2024, net cash used in operating activities consisted of a net loss of $13.7 million and an increase in net operating assets and liabilities of $2.8 million, partially offset by net non-cash operating expenses of $1.6 million. The increase in net operating assets and liabilities was primarily attributable to a decrease in accounts payable, accrued expenses and lease liabilities of $3.0 million and increases in unbilled receivable from Zenas of $0.3 million and receivable from Zenas of $0.1 million, partially offset by decreases in prepaid expenses and other current assets of $0.3 million and other assets of $0.3 million. The non-cash operating expenses consisted mainly of stock-based compensation expense of $2.0 million and amortization of right-of-use lease assets of $0.1 million, partially offset by accretion of discount on investments of $0.5 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities consisted primarily of $82.1 million in proceeds from maturities of investment securities, partially offset by $67.3 million of purchases of investment securities.

For the three months ended March 31, 2024, net cash used in investing activities consisted of $20.5 million of purchases of investment securities, partially offset by $15.0 million of proceeds from maturities of investment securities.

Cash Flows from Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities consisted primarily of $0.1 million of proceeds from common stock issued under our ESPP and $30 thousand of proceeds from the exercise of stock options.

For the three months ended March 31, 2024, net cash provided by financing activities primarily consisted of $217.5 million of net proceeds from the private placement and $0.3 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Lease Obligations

We lease administrative office space under operating lease agreements in New York, New York, and Waltham, Massachusetts, which expire in February 2031 and January 2026, respectively.

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

In July 2020, we entered into a collaborative research agreement with IONTAS Limited (“IONTAS”) to perform certain milestone-based research and development activities under our first development program. The agreement was amended in January 2023 to extend services to additional development programs. We are obligated to pay development and commercial milestone payments of up to £5.4 million (approximately $7.0 million based on the March 31, 2025 exchange rate) with the first development program and of up to £2.5 million (approximately $3.2 million based on the March 31, 2025 exchange rate) with the second development program.

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

During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2025.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risks, uncertainties and other factors contained in the risks factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings, in evaluating our business. The occurrence of any of the events or developments described in the above-mentioned risk factors could materially harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial also may harm our business, financial condition, results of operations and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the quarter ended March 31, 2025.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans. The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 31, 2025:

Name (Tile)	Action Taken (Date of Action)	Nature of Trading Arrangement	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Marino Garcia (President and Chief Executive Officer)	Adoption (March 17, 2025)	Sale	Rule 10b5-1 trading arrangement	Through and including December 31, 2025	Up to 70,000 shares
Ryan Savitz (Chief Financial Officer and Chief Business Officer)	Adoption (March 31, 2025)	Sale	Rule 10b5-1 trading arrangement	Through and including December 31, 2025	Up to 60,000 shares

Item 6. Exhibits.

Exhibit Number	Description
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
4.2**

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

* Filed herewith.

** Previously filed.

*** Furnished herewith. The certifications on Exhibit 32.1 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

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

DIANTHUS THERAPEUTICS, INC.

Date: May 12, 2025	By:	/s/ Marino Garcia
Name: Marino Garcia
Title: President and Chief Executive Officer (Principal Executive Officer)

DIANTHUS THERAPEUTICS, INC.

Date: May 12, 2025	By:	/s/ Ryan Savitz
Name: Ryan Savitz
Title: Chief Financial Officer and Chief Business Officer (Principal Financial Officer)