Form 10-Q
period 2025-06-30
Dianthus Therapeutics, Inc. /DE/
filed 2025-08-07
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 32,188,345 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, statements concerning our plans, objectives, goals, expectations, hopes, beliefs, intentions, assumptions, projections, estimates or strategies and any underlying assumptions regarding the future, our future results of operations and financial position, including the sufficiency of our existing cash resources to fund our operations for as long as anticipated, our liquidity, capital resources, costs and expenses, capital requirements, commitments and contingencies, the development or commercial potential of claseprubart, formerly referred to as DNTH103, or any other product candidate, our anticipated preclinical and clinical drug development activities, in particular with respect to claseprubart, and any timelines, developments or results in connection therewith, including the timing of data, the efficacy, safety profile, dosing amount or frequency, method of delivery or other potential therapeutic benefits of claseprubart, the receipt or timing of potential regulatory designations, approvals and commercialization of any product candidates, market size or addressable patient population and other statements, including those included under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “project,” “potential,” “possible,” “plan,” “seek,” “contemplate,” “goal,” “likely” or “continue” or the negative of these terms and similar expressions intended to identify forward-looking statements, but the absence of these terms does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts and are based on our current expectations and beliefs with respect to future events and their potential effects and impacts. There can be no assurance that future events affecting us will be those that have been anticipated. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.

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
•
our ability to advance the development of claseprubart, and our other potential product candidates or preclinical activities under the timelines we anticipate in planned and future clinical trials;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$13,237	$22,792
Short-term investments	244,152	252,449
Receivable from related party	—	807
Accounts receivable, net	39	—
Prepaid expenses and other current assets	6,177	4,856
Total current assets	263,605	280,904
Long-term investments	51,705	81,728
Property and equipment, net	207	194
Right-of-use operating lease assets	1,378	1,553
Other assets and restricted cash	9,181	9,629
Total assets	$326,076	$374,008
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,404	$4,579
Accrued expenses	13,999	13,074
Current portion of deferred revenue	479	479
Current portion of operating lease liabilities	211	320
Total current liabilities	20,093	18,452
Deferred revenue	1,785	1,908
Long-term operating lease liabilities	1,119	1,171
Total liabilities	22,997	21,531
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; authorized shares – 10,000,000 at June 30, 2025 and December 31, 2024; issued and outstanding – none at June 30, 2025 and December 31, 2024	—	—
Common stock; $0.001 par value per share; authorized shares – 150,000,000 at June 30, 2025 and December 31, 2024; issued and outstanding shares – 32,176,482 and 31,115,341 at June 30, 2025 and December 31, 2024, respectively	32	31
Additional paid-in capital	538,481	526,732
Accumulated deficit	(235,532)	(174,392)
Accumulated other comprehensive income	98	106
Total stockholders’ equity	303,079	352,477
Total liabilities and stockholders’ equity	$326,076	$374,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
License revenue - former related party	$—	$1,863	$—	$2,737
License revenue	193	—	1,356	—
Total revenues	193	1,863	1,356	2,737
Operating expenses:
Research and development	26,251	18,070	53,254	31,148
General and administrative	8,869	5,997	16,206	11,637
Total operating expenses	35,120	24,067	69,460	42,785
Loss from operations	(34,927)	(22,204)	(68,104)	(40,048)
Other income/(expense):
Interest and investment income	3,403	4,708	7,194	8,930
Gain on investment in former related party	32	—	27	—
Loss on currency exchange, net	(30)	(31)	(52)	(43)
Other expense	(107)	(80)	(205)	(194)
Total other income	3,298	4,597	6,964	8,693
Net loss	$(31,629)	$(17,607)	$(61,140)	$(31,355)
Net loss per share attributable to common stockholders, basic and diluted	$(0.88)	$(0.51)	$(1.71)	$(0.99)
Weighted-average number of shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants, used in computing net loss per share of common stock, basic and diluted	35,822,308	34,227,038	35,806,591	31,794,881
Comprehensive loss:
Net loss	$(31,629)	$(17,607)	$(61,140)	$(31,355)
Other comprehensive loss:
Unrealized loss on marketable securities	(172)	(10)	(8)	(84)
Total other comprehensive loss	(172)	(10)	(8)	(84)
Total comprehensive loss	$(31,801)	$(17,617)	$(61,148)	$(31,439)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income/(Loss)	Equity
Balance, December 31, 2024	31,115,341	$31	$526,732	$(174,392)	$106	$352,477
Exercise of pre-funded warrants	1,000,333	1	—	—	—	1
Exercise of stock options	3,321	—	31	—	—	31
Issuance of common stock under employee stock purchase plan (“ESPP”)	6,938	—	129	—	—	129
Stock-based compensation expense	—	—	5,315	—	—	5,315
Net loss	—	—	—	(29,511)	—	(29,511)
Unrealized gain on marketable securities	—	—	—	—	164	164
Balance, March 31, 2025	32,125,933	$32	$532,207	$(203,903)	$270	$328,606
Exercise of stock options	50,549	—	568	—	—	568
Stock-based compensation expense	—	—	5,706	—	—	5,706
Net loss	—	—	—	(31,629)	—	(31,629)
Unrealized loss on marketable securities	—	—	—	—	(172)	(172)
Balance, June 30, 2025	32,176,482	$32	$538,481	$(235,532)	$98	$303,079

Balance, December 31, 2023	14,817,696	$15	$258,231	$(89,423)	$47	$168,870
Issuance of common stock and pre-funded warrants in connection with the private placement, net of issuance costs of $14,665	14,500,500	14	215,319	—	—	215,333
Exercise of stock options	30,430	—	271	—	—	271
Stock-based compensation expense	—	—	2,035	—	—	2,035
Net loss	—	—	—	(13,748)	—	(13,748)
Unrealized loss on marketable securities	—	—	—	—	(74)	(74)
Balance, March 31, 2024	29,348,626	$29	$475,856	$(103,171)	$(27)	$372,687
Exercise of stock options	3,514	—	47	—	—	47
Stock-based compensation expense	—	—	3,101	—	—	3,101
Net loss	—	—	—	(17,607)	—	(17,607)
Unrealized loss on marketable securities	—	—	—	—	(10)	(10)
Balance, June 30, 2024	29,352,140	$29	$479,004	$(120,778)	$(37)	$358,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(61,140)	$(31,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	57	45
Stock-based compensation expense	11,021	5,136
Accretion of discount on investment securities	(2,997)	(940)
Amortization of right-of-use operating lease assets	175	173
Gain on investment in former related party	(27)	—
Changes in operating assets and liabilities:
Receivable from former related party	807	(546)
Unbilled receivable from former related party	—	(651)
Accounts receivable, net	(39)	—
Prepaid expenses and other current assets	(1,321)	(50)
Other assets	476	(1,487)
Accounts payable, accrued expenses and operating lease liabilities	1,589	260
Deferred revenue	(123)	—
Deferred revenue - former related party	—	(54)
Net cash used in operating activities	(51,522)	(29,469)
Cash flows from investing activities:
Capital expenditures	(70)	(49)
Purchases of investment securities	(100,437)	(27,289)
Proceeds from maturities of investment securities	141,746	23,000
Net cash provided by/(used in) investing activities	41,239	(4,338)
Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	129	—
Proceeds from exercise of stock options	599	318
Proceeds from exercise of pre-funded warrants	1	—
Proceeds from private placement	—	229,998
Payment of issuance costs in connection with private placement	—	(14,665)
Net cash provided by financing activities	729	215,651
(Decrease)/increase in cash, cash equivalents and restricted cash	(9,554)	181,844
Cash, cash equivalents and restricted cash, beginning of period	23,022	132,391
Cash, cash equivalents and restricted cash, end of period	$13,468	$314,235
Supplemental Disclosure
Cash and cash equivalents	$13,237	$314,169
Restricted cash	231	66
Total cash, cash equivalents and restricted cash	$13,468	$314,235

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

The Reverse Merger was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under this method of accounting, Former Dianthus was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the expectation that, immediately following the Reverse Merger: (i) Former Dianthus’ stockholders would own a substantial majority of the voting rights in the combined company; (ii) Former Dianthus’ largest stockholders would retain the largest interest in the combined company; (iii) Former Dianthus designated a majority (six of eight) of the initial members of the board of directors of the combined company; and (iv) Former Dianthus’ executive management team became the management team of the combined company. Accordingly, for accounting purposes: (i) the Reverse Merger was treated as the equivalent of Former Dianthus issuing stock to acquire the net assets of Magenta; (ii) the net assets of Magenta were recorded at their acquisition-date fair value in the unaudited condensed consolidated financial statements of Former Dianthus and (iii) the reported historical operating results of the combined company prior to the Reverse Merger are those of Former Dianthus. Historical common stock figures of Former Dianthus have been retroactively restated based on the exchange ratio of approximately 0.2181.

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

The Company believes that the achievement of the milestones outlined in the CVR Agreement are highly susceptible to factors outside the Company's influence that are not expected to be resolved for a long period of time, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the buyers of such assets and are based on the buyers of such assets progressing the in-process research and development assets into clinical trials, and in the case of one of the agreements, to a regulatory milestone. If the Company were to record a receivable for such contingent payments, it would also record a corresponding liability. As of June 30, 2025, no receivables were recorded on the unaudited condensed consolidated balance sheet relating to such contingent payments.

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

Shelf Registration Statement and ATM Offering Program

On October 1, 2024, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market (“ATM”) offering program for the sale of up to $200.0 million of shares of the Company’s common stock. During the year ended December 31, 2024, the Company sold 1,503,708 shares of its common stock under the ATM offering program, resulting in net proceeds of $39.2 million. No sales were made under the ATM offering program during the three and six months ended June 30, 2025.

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

Liquidity

In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”):

•
Since its inception, the Company has funded its operations primarily with outside capital and has incurred significant recurring losses, including net losses of $61.1 million and $31.4 million for the six months ended June 30, 2025 and 2024, respectively. In addition, the Company had an accumulated deficit of $235.5 million as of June 30, 2025;
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared in conformity with U.S. GAAP, for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates including the following: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Significant estimates are used in the following areas, among others: the recognition of research and development expense, stock-based compensation and revenue recognition.

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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States of America. The OBBBA includes significant provisions, including permanently repealing the requirement to capitalize domestic research and development expenditures for federal income tax purposes for taxable years beginning after December 31, 2024, and allowing for the accelerated deduction of any remaining unamortized domestic research and development expenditures. Foreign research and development expenditures are still required to be capitalized and amortized ratably over 15 years. The Company is currently evaluating this legislation to determine the potential impact it may have on the unaudited condensed consolidated financial statements.

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

The table below provides a summary of the segment profit or loss, including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
License revenue - former related party	$—	$1,863	$—	$2,737
License revenue	193	—	1,356	—
Total revenues	193	1,863	1,356	2,737
Research and development expenses:
Claseprubart (DNTH103) program-related expenses:
Clinical operation activity costs	12,635	4,809	24,329	8,035
Chemistry, manufacturing and control (“CMC”) activity costs	2,975	2,606	6,779	5,363
Preclinical study activity costs	795	3,402	1,887	4,513
Other costs	50	550	50	550
Total claseprubart (DNTH103) program-related expenses	16,455	11,367	33,045	18,461
Personnel and related costs	5,962	3,697	11,809	7,365
Stock-based compensation expense	2,459	1,350	4,934	2,189
Discovery expenses	168	509	1,068	1,018
Other costs	1,207	1,147	2,398	2,115
Total research and development expenses	26,251	18,070	53,254	31,148
General and administrative expenses:
Stock-based compensation expense	3,247	1,751	6,087	2,947
Personnel and related costs	2,794	1,956	5,354	3,854
Other costs	2,828	2,290	4,765	4,836
Total general and administrative expenses	8,869	5,997	16,206	11,637
Other income, net	3,298	4,597	6,964	8,693
Net loss	$(31,629)	$(17,607)	$(61,140)	$(31,355)

4. Cash Equivalents and Marketable Securities

The Company’s investments consist of marketable securities classified as available-for-sale. The following tables provide a summary of the estimated fair value of the Company’s cash equivalents and marketable securities:

	June 30, 2025				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term	Long-term
Cash equivalents:
Money market funds	$11,951	$—	$—	$11,951	$11,951	$—
Total cash equivalents	$11,951	$—	$—	$11,951	$11,951	$—

Marketable securities:
U.S. treasury securities	$214,486	$117	$(45)	$214,558	$191,697	$22,861
Certificate of deposit	3,500	1	—	3,501	3,501	—
U.S. government agency securities	20,010	10	(15)	20,005	4,881	15,124
Corporate debt securities	57,763	32	(2)	57,793	44,073	13,720
Total marketable securities	$295,759	$160	$(62)	$295,857	$244,152	$51,705

	December 31, 2024				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term	Long-term
Cash equivalents:
Money market funds	$19,742	$—	$—	$19,742	$19,742	$—
Corporate debt securities	2,204	—	—	2,204	2,204	—
Total cash equivalents	$21,946	$—	$—	$21,946	$21,946	$—

Marketable securities:
U.S. treasury securities	$257,334	$198	$(130)	$257,402	$186,552	$70,850
U.S. government agency securities	6,946	2	(5)	6,943	3,928	3,015
Corporate debt securities	69,791	45	(4)	69,832	61,969	7,863
Total marketable securities	$334,071	$245	$(139)	$334,177	$252,449	$81,728

As of June 30, 2025 and December 31, 2024, marketable securities within the corporate debt securities line item includes both commercial paper and corporate debt securities. Commercial paper held at both June 30, 2025 and December 31, 2024 were classified as short-term securities.

Interest and Investment Income

The following table provides a summary of the components of interest and investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$2,305	$4,286	$4,197	$7,990
Accretion of discount on marketable securities, net	1,098	422	2,997	940
Total interest and investment income	$3,403	$4,708	$7,194	$8,930

5. Prepaid Expenses and Other Current Assets

The following table provides a summary of prepaid expenses and other current assets:

	June 30, 2025	December 31, 2024
Prepaid materials, supplies and research and development services	$3,944	$3,035
Prepaid subscriptions, software and other administrative services	1,856	770
Prepaid insurance	266	696
Other current assets	111	355
Prepaid expenses and other current assets	$6,177	$4,856

6. Property and Equipment

The following table provides a summary of property and equipment:

	June 30, 2025	December 31, 2024
Computer equipment	$400	$333
Furniture and fixtures	57	54
Subtotal	457	387
Less: accumulated depreciation	(250)	(193)
Property and equipment, net	$207	$194

Depreciation expense was $30 thousand and $57 thousand for the three and six months ended June 30, 2025, respectively, and $23 thousand and $45 thousand for the three and six months ended June 30, 2024, respectively.

7. Fair Value of Financial Instruments

The following table provides a summary of financial assets measured at fair value on a recurring basis:

	Fair Value at
Description	June 30, 2025	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$11,951	$11,951	$—	$—
Short-term investments:
U.S. treasury securities	191,697	191,697	—	—
Certificate of deposit	3,501	3,501	—	—
U.S. government agency securities	4,881	—	4,881	—
Corporate debt securities	44,073	—	44,073	—
Long-term investments:
U.S. treasury securities	22,861	22,861	—	—
U.S. government agency securities	15,124	—	15,124	—
Corporate debt securities	13,720	—	13,720	—
Other assets and restricted cash:
Investment in former related party	175	175	—	—
Total assets measured at fair value	$307,983	$230,185	$77,798	$—

	Fair Value at
	December 31,
Description	2024	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$19,742	$19,742	$—	$—
Corporate debt securities	2,204	—	2,204	—
Short-term investments:
U.S. treasury securities	186,552	186,552	—	—
U.S. government agency securities	3,928	—	3,928	—
Corporate debt securities	61,969	—	61,969	—
Long-term investments:
U.S. treasury securities	70,850	70,850	—	—
U.S. government agency securities	3,015	—	3,015	—
Corporate debt securities	7,863	—	7,863	—
Other assets and restricted cash:
Investment in former related party	148	148	—	—
Total assets measured at fair value	$356,271	$277,292	$78,979	$—

There were no transfers between levels during the six months ended June 30, 2025 or for the year ended December 31, 2024. The weighted-average maturity of the securities held at June 30, 2025 was less than 12 months.

As of June 30, 2025 and December 31, 2024, marketable securities within the corporate debt securities line item includes both commercial paper and corporate debt securities. Commercial paper held at both June 30, 2025 and December 31, 2024 were classified as short-term securities and classified within Level 2 of the fair value hierarchy.

8. Accrued Expenses

The following table provides a summary of accrued expenses:

	June 30, 2025	December 31, 2024
Accrued external research and development	$9,423	$6,996
Accrued compensation	3,806	5,154
Accrued professional fees	173	271
Other accrued expenses	597	653
Accrued expenses	$13,999	$13,074

9. Leases

The Company leases space under operating leases for administrative offices in New York, New York, and Waltham, Massachusetts. The Company previously leased wet laboratory space in Watertown, Massachusetts, but this lease terminated in March 2025.

The following table provides a summary of the components of lease costs and rent:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$99	$103	$222	$206
Variable lease cost	9	7	21	15
Total operating lease costs	$108	$110	$243	$221

Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million and $0.2 million for each of the three and six months ended June 30, 2025 and 2024, respectively.

The Company recorded operating lease costs of $0.1 million and $0.2 million during each of the three and six months ended June 30, 2025 and 2024, respectively, within the general and administrative expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recorded operating lease costs of nil and $24 thousand during the three and six months ended June 30, 2025, respectively, and $15 thousand and $30 thousand during the three and six months ended June 30, 2024, respectively, within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

Maturities of operating lease liabilities as of June 30, 2025, are as follows:

2025 (remaining 6 months)	100
2026	268
2027	314
2028	318
2029	321
Thereafter	379
Total undiscounted operating lease payments	1,700
Less: imputed interest	(370)
Present value of operating lease liabilities	$1,330

Balance sheet classification:
Current portion of operating lease liabilities	$211
Long-term operating lease liabilities	1,119
Total operating lease liabilities	$1,330

The weighted-average remaining term of operating leases was 65 months, and the weighted-average discount rate used to measure the present value of operating lease liabilities was 8.4% as of June 30, 2025.

10. Stockholders' Equity

Shelf Registration Statement and ATM Offering Program

On October 1, 2024, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an ATM offering program for the sale of up to $200.0 million of shares of the Company’s common stock. During the year ended December 31, 2024, the Company sold 1,503,708 shares of its common stock under the ATM offering program, resulting in net proceeds of $39.2 million. No sales were made under the ATM offering program during the three and six months ended June 30, 2025. As of June 30, 2025, the Company had $160.8 million of remaining capacity under the ATM offering program.

Private Placement Offering

At the closing of the private placement on January 24, 2024, the Company issued 14,500,500 shares of common stock and pre-funded warrants to purchase 4,666,332 shares of common stock with a $0.001 per share exercise price. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of June 30, 2025, there were 3,665,999 pre-funded warrants outstanding related to this private placement.

Preferred Stock

As of June 30, 2025, the Company was authorized to issue up to 10,000,000 shares of the Company’s preferred stock at a par value of $0.001. As of June 30, 2025, no shares of Company preferred stock were issued and outstanding.

Common Stock

As of June 30, 2025, the Company was authorized to issue up to 150,000,000 shares of $0.001 par value of Company common stock. As of June 30, 2025, the Company had issued and outstanding shares of Company common stock of 32,176,482.

Each share of Company common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through June 30, 2025.

The Company had the following shares of Company common stock reserved for future issuance as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Issuance of common stock upon exercise of stock options	6,233,517	4,499,702
Equity awards available for grant under stock award plans	1,619,583	1,917,501
Shares available for issuance under the Employee Stock Purchase Plan	155,140	99,578
Issuance of common stock upon exercise of warrants	3,670,676	4,671,009
Total common stock reserved for future issuance	11,678,916	11,187,790

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

As of June 30, 2025, 1,511,541 shares of the Company’s common stock were available for grant under the 2018 Amended Plan.

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

2019 Employee Stock Purchase Plan

Employees may elect to participate in the Dianthus Therapeutics, Inc. 2019 Employee Stock Purchase Plan, as amended (the “ESPP”). The purchase price of Company common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on (i) the offering date or (ii) the exercise date. The six-month offering periods previously began in December and June of each year. During the six months ended June 30, 2025, the Company issued 6,938 shares of common stock pursuant to the ESPP. As of June 30, 2025, 155,140 shares remained available for issuance under the ESPP.

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

Inducement Plan

In February 2024, the Company’s board of directors approved the Dianthus Therapeutics, Inc. Equity Inducement Plan (the “Inducement Plan”), which provides for up to 300,000 shares of common stock for inducement awards. As of June 30, 2025, there were 108,042 shares available to be granted under the Inducement Plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2025:

	Number of Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at January 1, 2025	4,499,702	$17.19	8.7	$24,867
Options granted	2,008,800	21.14		528
Options exercised	(53,870)	11.13		472
Options forfeited	(221,115)	18.74		806
Balance at June 30, 2025	6,233,517	$18.46	8.6	$15,471
Exercisable options at June 30 2025	2,182,530	$15.06	7.8	$11,682
Unvested options at June 30, 2025	4,050,987	$20.29	9.1	$3,789

The aggregate intrinsic value of options granted, options exercised and options forfeited represents the difference between (i) the exercise price of the option and (ii) the closing market price of the Company’s common stock on (x) June 30, 2025, (y) the date of exercise, or (z) the date of forfeiture, respectively.

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2025 was $16.27 per share.

The table below summarizes the assumptions used to determine the grant-date fair value of stock options issued, presented on a weighted average basis during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.0%	4.5%	4.3%	4.3%
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	91.4%	92.3%	91.6%	92.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Stock Warrants

In April 2021, Former Dianthus issued 4,677 warrants for the purchase of common stock at an exercise price of $1.65 per share. The warrants vested on July 30, 2023 and had a grant date fair value of $1.16 per warrant. As of June 30, 2025, the warrants have a weighted average remaining contractual term of 5.8 years.

Stock-based Compensation Expense

The following table provides a summary of stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,459	$1,350	$4,934	$2,189
General and administrative	3,247	1,751	6,087	2,947
Total stock-based compensation expense	$5,706	$3,101	$11,021	$5,136

As of June 30, 2025, there was $60.4 million of total unrecognized compensation cost related to granted stock options. The Company expects to recognize that cost over a remaining weighted-average period of 2.9 years.

12. License Revenues

Zenas BioPharma, Inc.

In September 2020, the Company entered into an Option Agreement (the “Zenas Option”) with Zenas BioPharma, Inc. (formerly Zenas BioPharma Limited) (“Zenas”), formerly considered a related party (See Note 15). Through the Zenas Option, the Company provided Zenas an option to enter into an exclusive license agreement for the development and commercialization of products arising from its research of monoclonal antibody antagonists targeting certain specific complement proteins.

In October 2021, Zenas exercised its option for such clinical candidate under the Zenas Option. Zenas paid the Company a one-time payment of $1.0 million for the exercise of the corresponding option. In addition, in connection with the exercise of the Zenas Option, Zenas was required to reimburse the Company for a portion of CMC costs and expenses from the date of delivery of its option exercise notice through the execution of a license agreement.

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

The Company also determined that the milestone payments of $15.0 million (previously $11.0 million under the Zenas License Agreement) are variable consideration under ASC 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the milestones, such as the regulatory approvals which are generally not within the Company’s control, the Company will not consider achievement of this milestone to be probable until the uncertainty associated with such milestone has been resolved. Should it be probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price for which the Company recognized revenue. No milestones were achieved under the Zenas Agreements prior to novation. During the six months ended June 30, 2025, the Company recognized revenue of $1.0 million related to milestones achieved under the Tenacia Agreements, which is included within the license revenue line item in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

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

The Company recognized related party license revenue totaling nil during each of the three and six months ended June 30, 2025, and $1.9 million and $2.7 million during the three and six months ended June 30, 2024, respectively, associated with the Zenas Agreements. As of December 31, 2024, the Company recorded a related party receivable of $0.8 million on its unaudited condensed consolidated balance sheet.

During the three and six months ended June 30, 2025, the Company recognized license revenue totaling $0.2 million and $1.4 million, respectively, associated with the Tenacia License Agreement. As of June 30, 2025, the Company recorded a receivable of $39 thousand, an unbilled receivable of $0.1 million within prepaid expenses and other current assets, current deferred revenue of $0.5 million and noncurrent deferred revenue of $1.8 million on its unaudited condensed consolidated balance sheet. As of December 31, 2024, the Company recorded an unbilled receivable of $0.2 million within prepaid expenses and other current assets, current deferred revenue of $0.5 million and noncurrent deferred revenue of $1.9 million on its unaudited condensed consolidated balance sheet.

13. Net Loss Per Share

Basic and diluted net loss per share of common stock is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(31,629)	$(17,607)	$(61,140)	$(31,355)
Denominator:
Weighted-average number of shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants, used in computing net loss per share of common stock, basic and diluted	35,822,308	34,227,038	35,806,591	31,794,881
Net loss per share attributable to common stockholders, basic and diluted	$(0.88)	$(0.51)	$(1.71)	$(0.99)

Pre-funded warrants totaling 3,665,999 shares have been included in the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2025 as the pre-funded warrants are issuable for nominal consideration pursuant to their terms. Pre-funded warrants totaling 4,876,652 shares have been included in the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2024 as the pre-funded warrants are issuable for nominal consideration pursuant to their terms.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options outstanding	6,233,517	4,420,676	6,233,517	4,420,676
Warrants for the purchase of common stock	4,677	4,677	4,677	4,677
Total	6,238,194	4,425,353	6,238,194	4,425,353

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

The Company pays annual license fees and annual partnered antibody program fees totaling $0.1 million to Alloy. The Company is also obligated to pay a $0.1 million fee to Alloy if the Company sublicenses a product developed with Alloy antibodies or platform assisted antibodies. Upon the achievement, with the first selected antibody for products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $1.8 million and $11.0 million, respectively. Upon the achievement, with the second selected antibody for products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $3.1 million and $15.0 million, respectively. The Company recorded $0.1 million during each of the three and six months ended June 30, 2025 and $0.6 million during each of the three and six months ended June 30, 2024 for amounts owed under the Alloy license agreement within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Upon the achievement, with the first development program with IONTAS, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to IONTAS of up to £3.1 million (approximately $4.3 million based on the June 30, 2025 exchange rate) and £2.3 million (approximately $3.2 million based on the June 30, 2025 exchange rate), respectively. Upon the achievement, with the second development program with IONTAS, of certain development milestones, the Company is obligated to make additional payments to IONTAS of up to £2.5 million (approximately $3.4 million based on the June 30, 2025 exchange rate). The Company recorded $0.2 million and $0.4 million during the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.0 million during the three and six months ended June 30, 2024, respectively, for amounts owed under the IONTAS collaborative research license agreement within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to employees, consultants, vendors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification agreements. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of June 30, 2025 and December 31, 2024.

Litigation

From time to time, the Company may be exposed to litigation relating to potential products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other

As of June 30, 2025 and December 31, 2024, the Company had standing agreements with consultants, contractors or service providers that generally can be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.

15. Related Party Transactions

Zenas BioPharma, Inc.

The Company previously considered Zenas to be a related party because the sole member of Tellus BioVentures LLC (“Tellus”), who was a significant shareholder in the Company and was a member of the board of directors of the Company until May 2025, is a significant shareholder in Zenas and serves as Chief Executive Officer and Chairman of the board of directors of Zenas. As of May 2025, the Company no longer considers Zenas to be a related party. See Note 12 for more information.

In September 2020, Zenas issued 156,848 common shares to the Company in exchange for the Zenas Option. Previously, the Company used the measurement alternative as the measurement attribute for accounting for the Zenas common stock which did not require it to assess the fair value of the common stock at each reporting period as the fair value of the Zenas common stock was not readily determinable nor was there a reliable source for observable transactions from which the Company could determine a fair value. On September 12, 2024, Zenas announced the pricing of its initial public offering (the “Zenas IPO”) of $17.00 per share, which also included a 1-for-8.6831 reverse stock split of its capital stock. Upon the Zenas IPO, the fair value of the Zenas common stock was deemed readily determinable. The Company reassesses the fair value of the investment at the end of each reporting period, with any adjustments to the fair value recorded as unrealized gains or losses within other income (loss) in the unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2025 and December 31, 2024, the fair value of the investment in Zenas was $0.2 million and $0.1 million, respectively, which was included within other assets and restricted cash on the Company’s unaudited condensed consolidated balance sheet.

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

Overview

We are a clinical-stage biotechnology company focused on developing next-generation complement therapeutics for patients living with severe autoimmune and inflammatory diseases. We believe our lead novel and proprietary monoclonal antibody product candidate, claseprubart, formerly referred to as DNTH103, has the potential to address a broad array of complement-dependent diseases as currently available therapies and those in development leave room for improvements in efficacy, safety, and/or dosing convenience. We have purposefully engineered claseprubart to selectively bind to only the active form of the C1s complement protein (“C1s”) and to exhibit improved potency and an extended half-life. By selectively targeting only the active form of C1s, which drives disease pathology and constitutes only a small fraction of the total protein present in circulation, we aim to reduce the amount of drug required for a therapeutic effect. We intend to deliver our product candidate through a lower dose, less frequent, self-administered, convenient subcutaneous (“S.C.”) injection suitable for a pre-filled pen.

Our Pipeline-in-a-Product Potential for Claseprubart, a Next-Generation Complement Therapeutic

Our most advanced product candidate, claseprubart, formerly referred to as DNTH103, is a clinical-stage, highly potent, highly selective and fully human monoclonal immunoglobulin G4 with picomolar binding affinity that is designed to selectively bind only to the active form of C1s. The active form of C1s is generated during complement activation by cleavage of the inactive proC1s. As a validated complement target in the autoimmune and inflammatory field, C1s inhibition prevents further progression of the classical pathway cascade. Claseprubart is engineered with YTE half-life extension technology, a specific three amino acid change in the Fc domain, and has a pharmacokinetic (“PK”) profile designed to support less frequent, lower dose, self-administration as a convenient S.C. injection. We are currently conducting three mid- to late-stage clinical trials with claseprubart in generalized Myasthenia Gravis (“gMG”), Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”), and Multifocal Motor Neuropathy (“MMN”).

MAGIC

The MaGic trial is a global, randomized, double-blind, placebo-controlled Phase 2 study of claseprubart in up to 60 patients with gMG who are acetylcholine receptor antibody positive. Following an initial loading dose, claseprubart will be administered every two weeks (“Q2W”) via S.C. injection. The S.C. treatment duration will initially be 12 weeks with a 52-week open label extension. The primary endpoint of the study is safety and tolerability. Secondary endpoints include Myasthenia Gravis Activities of Daily Living Scale (“MG-ADL”) and Quantitative Myasthenia Gravis (“QMG”) score assessments. We announced the completion of enrollment of the MaGiC trial in May 2025 with 65 patients, exceeding our initial target of 60 patients, and top-line results are expected in September 2025.

CAPTIVATE

The CAPTIVATE trial is a single, two-part, randomized withdrawal global Phase 3 trial of claseprubart in patients with CIDP. In the open label Part A of this trial, participants will be administered with a loading dose followed by 300mg claseprubart administered Q2W via S.C. injection for up to 13 weeks. Part A includes an interim responder analysis of the first 40 participants enrolled in Part A. Only participants who respond to claseprubart in Part A, as measured as greater than or equal to one point decrease (improvement) in adjusted Inflammatory Neuropathy Cause and Treatment (“INCAT”) disability score compared to Part A baseline, will be randomized into Part B, a double-blind, placebo-controlled treatment period of up to 52 weeks, where they will be assessed for prevention of relapse, safety and tolerability, followed by an open-label extension period. We believe that this single pivotal trial will support a Biologics License Application (“BLA”) filing in adult patients with CIDP. We anticipate completing an interim responder analysis of the first 40 participants in Part A in the second half of 2026.

MOMENTUM

The MoMeNtum trial is a global, randomized, double-blind, placebo-controlled Phase 2 study designed to evaluate the safety, tolerability, and efficacy of claseprubart in 36 patients with MMN. Following determination of Ig dependency and responsiveness, patients will be randomized to receive placebo or claseprubart administered Q2W via S.C. injection. The initial S.C. treatment duration is expected to be 17 weeks followed by a 52-week open label extension. The primary endpoint of this study is safety and tolerability. Secondary endpoints include time to intravenous immunoglobulin (“IVIg”) retreatment, time to relapse, and assessments of muscle and grip strength. We anticipate initial top-line results from this trial to be available in the second half of 2026.

Global and Macroeconomic Developments

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with legislative, regulatory, political, geopolitical and macroeconomic developments beyond our control, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy or foreign currency exchange rates, changes in trade policies, including tariffs and other trade restrictions or the threat of such actions, instability in financial institutions, the ongoing conflict in Ukraine, conflicts in the Middle East, rising tensions between China and Taiwan, the attacks on marine vessels traversing the Red Sea and the responses thereto, and supply chain disruptions. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, including the impacts on participants in our clinical trials, employees, suppliers, vendors, business partners and regulators, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to Dianthus’ business, results of operations, liquidity and capital resources. For additional information, see the section titled “Risk Factors” found elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025.

Components of Results of Operations

Revenues

Since inception, we have not generated any revenue from product sales, and we do not expect to generate any revenue from the sales of products in the foreseeable future. We have recognized revenues attributable to upfront payments, milestone payments and cost reimbursements under our license agreements.

If our development efforts for claseprubart, or any future product candidates, if any, are successful and result in regulatory approval, we may generate revenue from future product sales. If we enter into license or collaboration agreements for claseprubart, or any future product candidates, if any, or intellectual property, revenue may be generated in the future from such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of claseprubart or any future product candidates or from license or collaboration agreements. We may never succeed in obtaining regulatory approval for claseprubart or any future product candidates.

Licensing Agreements

In June 2022, we executed a license agreement with Zenas BioPharma, Inc. (formerly Zenas BioPharma Limited) (“Zenas”), formerly considered a related party, which provided Zenas with a license in the People’s Republic of China, including Hong Kong, Macau, and Taiwan (“Greater China”) for the development and commercialization of certain sequences and products under an identified antibody sequence (the “Zenas License Agreement”). The Zenas License Agreement included the following payments from Zenas: (i) a non-refundable upfront payment of $1.0 million; (ii) an approximately $1.1 million reimbursement payment for a portion of development costs previously incurred by us; (iii) reimbursement of a portion of all CMC-related costs and expenses for the first antibody sequence through the manufacture of the first two batches of drug product; (iv) reimbursement of a portion of all non-CMC-related costs and expenses for the development of the first antibody sequence through the first regulatory approval; (v) development milestones totaling up to $11.0 million; and (vi) royalties on net sales ranging from the mid-single digits to the low teen percentages.

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

The consideration under the Tenacia License Agreement, which replaced the consideration of the Zenas License Agreement, related to the first antibody sequence includes the following payments by Tenacia to us: (i) a $2.5 million upfront payment, which was paid by Tenacia to us in October 2024 upon execution of the Tenacia License Agreement; (ii) reimbursement of a portion of certain clinical costs; (iii) development milestones totaling up to $15.0 million; and (iv) royalties on net sales ranging from the mid-single digits to the low teen percentages. Tenacia is also responsible for paying local development costs in Greater China and a portion of central development costs based on the number of patients enrolled from China in our global Phase 3 studies. No milestones were achieved under the Zenas Agreements prior to novation. During the six months ended June 30, 2025, we recognized revenue of $1.0 million related to milestones achieved under the Tenacia Agreements (as defined below). We have not recorded any royalty revenue under the Zenas Agreement prior to novation or the Tenacia Agreements.

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

We recognized related party license revenue totaling nil during each of the three and six months ended June 30, 2025, and $1.9 million and $2.7 million during the three and six months ended June 30, 2024, respectively, associated with the Zenas Agreements.

During the three and six months ended June 30, 2025, we recognized license revenue totaling $0.2 million and $1.4 million, respectively, related to the Tenacia Agreements.

Operating Expenses

Research and Development

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal expenses incurred in connection with the discovery and development of claseprubart and other potential product candidates.

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

Product candidates in later stages of development generally have higher development costs than those in earlier stages. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance claseprubart into larger and later-stage clinical trials, work to discover and develop additional product candidates, seek to expand, maintain, protect and enforce our intellectual property portfolio and hire additional research and development personnel.

The successful development of claseprubart or any future product candidates is highly uncertain, and we do not believe it is possible at this time to accurately project the nature, timing and estimated costs of the efforts necessary to complete the development of, and obtain regulatory approval for, claseprubart or any future product candidates. To the extent claseprubart or any future product candidates continue to advance into larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. The duration, costs and timing of development of claseprubart or any future product candidates are subject to numerous uncertainties and will depend on a variety of factors, including:

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

Any of these factors could significantly impact the costs, timing and viability associated with the development of claseprubart or any future product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations and other comprehensive loss for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Revenues:
License revenue - former related party	$—	$1,863
License revenue	193	—
Total revenues	193	1,863
Operating expenses:
Research and development	26,251	18,070
General and administrative	8,869	5,997
Total operating expenses	35,120	24,067
Loss from operations	(34,927)	(22,204)
Other income/(expense):
Interest and investment income	3,403	4,708
Gain on investment in former related party	32	—
Loss on currency exchange, net	(30)	(31)
Other expense	(107)	(80)
Total other income	3,298	4,597
Net loss	$(31,629)	$(17,607)

Revenues

Under the terms of the Zenas Agreements, we recognized related party license revenue of nil and $1.9 million during the three months ended June 30, 2025 and 2024, respectively. Additionally, under the terms of the Tenacia Agreements, we recognized license revenue of $0.2 million and nil for the three months ended June 30, 2025 and 2024, respectively.

The decrease in total revenues was due to a decrease of $1.7 million in reimbursable costs associated with claseprubart’s ongoing clinical trials.

Research and Development Expenses

Research and development expenses were $26.3 million for the three months ended June 30, 2025, as compared to $18.1 million for the three months ended June 30, 2024, an increase of $8.2 million. This increase was due to: (1) a $4.8 million increase in external research and development costs, consisting of clinical operations activities, CMC activities, preclinical study costs, discovery expenses and other costs related to claseprubart; and (2) a $3.4 million increase in internal research and development costs, consisting of personnel and related costs, stock-based compensation expense and other costs.

The $4.8 million increase in external research and development costs was due to a $5.1 million increase in expenses related to our lead product candidate, claseprubart, partially offset by a $0.3 million decrease in discovery activities. For the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, the increase in claseprubart related expense was due to $7.8 million in clinical operations activities and $0.4 million in CMC activities, partially offset by decreases of $2.6 million in preclinical study costs and $0.5 million in other costs related to claseprubart. The increased costs of clinical operations activities and CMC activities were due to activities related to claseprubart’s ongoing Phase 2 clinical trials in gMG and MMN and Phase 3 clinical trial in CIDP.

The $3.4 million increase in internal research and development costs was due to increases of $2.3 million in personnel and related costs and $1.1 million in stock-based compensation expense. The increase in costs was primarily due to increases in headcount and related expenses to support our ongoing Phase 2 and Phase 3 clinical trials.

General and Administrative Expenses

General and administrative expenses were $8.9 million for the three months ended June 30, 2025, as compared to $6.0 million for the three months ended June 30, 2024, an increase of $2.9 million. The increase was primarily due to increases of $1.5 million in stock-based compensation expense, $0.8 million in personnel-related costs and $0.6 million in other costs. The increase in costs was primarily due to increases in headcount and related expenses to support our ongoing Phase 2 and Phase 3 clinical trials.

Other Income/(Expense)

Other income was $3.3 million for the three months ended June 30, 2025, as compared to $4.6 million for the three months ended June 30, 2024, a decrease of $1.3 million. The decrease was primarily due to higher cash and investment balances in the prior comparable period.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations and other comprehensive loss for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Revenues:
License revenue - former related party	$—	$2,737
License revenue	1,356	—
Total revenues	1,356	2,737
Operating expenses:
Research and development	53,254	31,148
General and administrative	16,206	11,637
Total operating expenses	69,460	42,785
Loss from operations	(68,104)	(40,048)
Other income/(expense):
Interest and investment income	7,194	8,930
Gain on investment in former related party	27	—
Loss on currency exchange, net	(52)	(43)
Other expense	(205)	(194)
Total other income	6,964	8,693
Net loss	$(61,140)	$(31,355)

Revenues

Under the terms of the Zenas Agreements, we recognized related party license revenue of nil and $2.7 million during the six months ended June 30, 2025 and 2024, respectively. Additionally, under the terms of the Tenacia Agreements, we recognized license revenue of $1.4 million and nil for the six months ended June 30, 2025 and 2024, respectively.

The decrease in total revenues was due to a decrease of $1.3 million in reimbursable costs associated with claseprubart’s ongoing clinical trials.

Research and Development Expenses

Research and development expenses were $53.3 million for the six months ended June 30, 2025, as compared to $31.2 million for the six months ended June 30, 2024, an increase of $22.1 million. This increase was due to: (1) a $14.6 million increase in external research and development costs, consisting of clinical operations activities, CMC activities, preclinical study costs, discovery expenses and other costs related to claseprubart; and (2) a $7.5 million increase in internal research and development costs, consisting of personnel and related costs, stock-based compensation expense and other costs.

The $14.6 million increase in external research and development costs was due to a $14.5 million increase in expenses related to our lead product candidate, claseprubart, and a $0.1 million increase in discovery activities. For the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, the increase in claseprubart related expense was due to increases of $16.3 million in clinical operations activities and $1.4 million in CMC activities, partially offset by decreases of $2.6 million in preclinical study costs and $0.5 million in other costs related to claseprubart. The increased costs of clinical operations activities and CMC activities were due to activities related to claseprubart’s ongoing Phase 2 clinical trials in gMG and MMN and Phase 3 clinical trial in CIDP.

The $7.5 million increase in internal research and development costs was due to increases of $4.4 million in personnel and related costs, $2.7 million in stock-based compensation expense and $0.4 million in other expenses. The increase in costs was primarily due to increases in headcount and related expenses to support our ongoing Phase 2 and Phase 3 clinical trials.

General and Administrative Expenses

General and administrative expenses were $16.2 million for the six months ended June 30, 2025, as compared to $11.6 million for the six months ended June 30, 2024, an increase of $4.6 million. The increase was primarily due to increases of $3.1 million in stock-based compensation expense and $1.5 million in personnel-related costs. The increase in costs was primarily due to increases in headcount and related expenses to support our ongoing Phase 2 and Phase 3 clinical trials.

Other Income/(Expense)

Other income was $7.0 million for the six months ended June 30, 2025, as compared to $8.7 million for the six months ended June 30, 2024, a decrease of $1.7 million. The decrease was primarily due to higher cash and investment balances in the prior comparable period.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our lead product candidate, claseprubart, formerly referred to as DNTH103, or any future product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our lead product candidate or any future product candidates to support potential future commercialization and providing general and administrative support for our operations, including the costs associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. See the section titled “Risk Factors” found elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025 for additional risks associated with our substantial capital requirements.

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

Future Capital Requirements

Since inception, we have devoted substantially all of our resources to conducting research and development activities (including with respect to the claseprubart program) and undertaking preclinical studies, conducting clinical trials and the manufacturing of the product used in our clinical trials and preclinical studies, business planning, developing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.

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

We have not generated any revenue from product sales. We do not expect to generate any meaningful product revenue unless and until we obtain regulatory approval of and commercialize claseprubart or any future product candidates, and we do not know when, or if, that will occur. In order to complete the development of claseprubart or any future product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize product candidates, if approved, we will require substantial additional capital. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, we expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings, such as our ATM offering program, or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from bank failures, other general macroeconomic conditions and otherwise. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners. We cannot provide assurance that we will ever generate positive cash flow from operating activities.

To date, we have funded our operations primarily with proceeds from the sale of capital stock and have raised aggregate gross proceeds of $423.5 million from private placements and net proceeds of $39.2 million from our ATM offering program. However, we have incurred significant recurring losses. We generated net losses of $61.1 million and $31.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $235.5 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing, scope and results of our research and development activities. As of June 30, 2025, we had cash, cash equivalents and investments of $309.1 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments should be sufficient to fund our operations into the second half of 2027. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand and expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our capital requirements. Our future funding requirements will depend on many factors, including:

•
the scope, timing, progress, results, and costs of researching and developing claseprubart, and conducting larger and later-stage clinical trials;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(51,522)	$(29,469)
Net cash provided by/(used in) investing activities	41,239	(4,338)
Net cash provided by financing activities	729	215,651
(Decrease)/increase in cash, cash equivalents and restricted cash	$(9,554)	$181,844

Cash Flows from Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities consisted of a net loss of $61.1 million, partially offset by a decrease in net operating assets and liabilities of $1.4 million and net non-cash operating expenses of $8.2 million. The decrease in net operating assets and liabilities was attributable to an increase in accounts payable, accrued expenses and operating lease liabilities of $1.6 million and decreases in a receivable from Zenas of $0.8 million and other assets of $0.5 million, partially offset by an increase in prepaid expenses and other current assets of $1.3 million and accounts receivable of $0.1 million and a decrease in deferred revenue of $0.1 million. The non-cash operating expenses consisted of stock-based compensation expense of $11.0 million and amortization of right-of-use operating lease assets of $0.2 million, partially offset by accretion of discount on investment securities of $3.0 million.

For the six months ended June 30, 2024, net cash used in operating activities consisted of a net loss of $31.4 million and an increase in net operating assets and liabilities of $2.5 million, partially offset by net non-cash operating expenses of $4.4 million. The increase in net operating assets and liabilities was primarily attributable to increases in other assets of $1.5 million, unbilled receivable from Zenas of $0.6 million, receivable from Zenas of $0.5 million and prepaid expenses and other current assets of $0.1 million, partially offset by an increase in accounts payable, accrued expenses and operating lease liabilities of $0.2 million. The non-cash operating expenses consisted mainly of stock-based compensation expense of $5.1 million and amortization of right-of-use operating lease assets of $0.2 million, partially offset by accretion of discount on investment securities of $0.9 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2025, net cash provided by investing activities consisted primarily of $141.7 million in proceeds from maturities of investment securities, partially offset by $100.4 million of purchases of investment securities.

For the six months ended June 30, 2024, net cash used in investing activities consisted primarily of $27.3 million of purchases of investment securities, partially offset by $23.0 million of proceeds from maturities of investment securities.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities consisted primarily of $0.6 million of proceeds from the exercise of stock options and $0.1 million of proceeds from common stock issued under our ESPP.

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

License and Collaboration Agreements

In August 2019, we entered into a license agreement with Alloy Therapeutics, LLC (“Alloy”) for (i) a worldwide, non-exclusive license to use the Alloy technology solely to generate Alloy antibodies and platform assisted antibodies for internal, non-clinical research purposes, and (ii) with respect to Alloy antibodies and platform assisted antibodies that are selected by us for inclusion into a partnered antibody program, a worldwide, assignable license to make, have made, use, offer for sale, sell, import, develop, manufacture, and commercialize products comprising partnered antibody programs selected from Alloy antibodies and platform assisted antibodies in any field of use. In addition to annual license fees, we are obligated to pay development and commercial milestone payments of up to $12.8 million for the first partnered antibody, which has been selected for the claseprubart program. The license agreement was amended in October 2022 to extend the agreement to a potential second partnered antibody. In addition to annual license fees, we are obligated to pay development and commercial milestone payments of up to $18.1 million for a second partnered antibody, if and when selected.

In July 2020, we entered into a collaborative research agreement with IONTAS Limited (“IONTAS”) to perform certain milestone-based research and development activities under our first development program. The agreement was amended in January 2023 to extend services to additional development programs. We are obligated to pay development and commercial milestone payments of up to £5.4 million (approximately $7.4 million based on the June 30, 2025 exchange rate) with the first development program and of up to £2.5 million (approximately $3.4 million based on the June 30, 2025 exchange rate) with the second development program.

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

During the six months ended June 30, 2025, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2025.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the quarter ended June 30, 2025.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans. During the quarter ended June 30, 2025, no director or Section 16 officer adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K).

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

DIANTHUS THERAPEUTICS, INC.

Date: August 7, 2025	By:	/s/ Marino Garcia
Name: Marino Garcia
Title: President and Chief Executive Officer (Principal Executive Officer)

DIANTHUS THERAPEUTICS, INC.

Date: August 7, 2025	By:	/s/ Ryan Savitz
Name: Ryan Savitz
Title: Chief Financial Officer and Chief Business Officer (Principal Financial Officer)