Form 10-Q
period 2025-09-30
Dianthus Therapeutics, Inc. /DE/
filed 2025-11-05
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 42,876,015 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, statements concerning our plans, objectives, goals, expectations, hopes, beliefs, intentions, assumptions, projections, estimates or strategies and any underlying assumptions regarding the future, our future results of operations and financial position, including the sufficiency of our existing cash resources to fund our operations for as long as anticipated, our liquidity, capital resources, costs and expenses, capital requirements, commitments and contingencies, the development or commercial potential of claseprubart, DNTH212, or any other product candidate, our anticipated preclinical and clinical drug development activities, in particular with respect to claseprubart, and any timelines, developments or results in connection therewith, including the timing of data, the efficacy, safety profile, dosing amount or frequency, method of delivery or other potential therapeutic benefits of claseprubart, the receipt or timing of potential regulatory designations, approvals and commercialization of any product candidates, market size or addressable patient population and other statements, including those included under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “project,” “potential,” “possible,” “plan,” “seek,” “contemplate,” “goal,” “likely” or “continue” or the negative of these terms and similar expressions intended to identify forward-looking statements, but the absence of these terms does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts and are based on our current expectations and beliefs with respect to future events and their potential effects and impacts. There can be no assurance that future events affecting us will be those that have been anticipated. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.

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
•
our ability to advance the development of claseprubart, DNTH212 and our other potential product candidates or preclinical activities under the timelines we anticipate in planned and future clinical trials;
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
•
legislative, regulatory, political, geopolitical and macroeconomic developments beyond our control, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy or foreign currency exchange rates, changes in trade policies including tariffs and other trade restrictions or the threat of such actions, instability in financial institutions, the impact of a prolonged shutdown of the U.S. federal government, the ongoing conflict in Ukraine, conflict in the Middle East and rising tensions between China and Taiwan, the attacks on marine vessels traversing the Red Sea and the responses thereto, and supply chain disruptions;
•
success in retaining, recruiting or changes in, our officers, key employees or directors;
•
the liquidity and trading of our securities;
•
regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•
our ability to successfully develop and commercialize any technology that we have in-licensed or may in-license or products we have acquired or may acquire;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$55,984	$22,792
Short-term investments	346,629	252,449
Receivable from former related party	—	807
Accounts receivable, net	5,000	—
Prepaid expenses and other current assets	6,212	4,856
Total current assets	413,825	280,904
Long-term investments	152,874	81,728
Property and equipment, net	185	194
Right-of-use operating lease assets	1,306	1,553
Other assets and restricted cash	9,255	9,629
Total assets	$577,445	$374,008
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,705	$4,579
Accrued expenses	15,979	13,074
Current portion of deferred revenue	954	479
Current portion of operating lease liabilities	217	320
Total current liabilities	23,855	18,452
Deferred revenue	6,068	1,908
Long-term operating lease liabilities	1,068	1,171
Total liabilities	30,991	21,531
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; authorized shares – 10,000,000 at September 30, 2025 and December 31, 2024; issued and outstanding – none at September 30, 2025 and December 31, 2024	—	—
Common stock; $0.001 par value per share; authorized shares – 150,000,000 at September 30, 2025 and December 31, 2024; issued and outstanding shares – 42,854,563 and 31,115,341 at September 30, 2025 and December 31, 2024, respectively	43	31
Additional paid-in capital	818,545	526,732
Accumulated deficit	(272,297)	(174,392)
Accumulated other comprehensive income	163	106
Total stockholders’ equity	546,454	352,477
Total liabilities and stockholders’ equity	$577,445	$374,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
License revenue - former related party	$—	$2,172	$—	$4,909
License revenue	396	—	1,752	—
Total revenues	396	2,172	1,752	4,909
Operating expenses:
Research and development	32,489	25,544	85,743	56,692
General and administrative	8,195	6,528	24,401	18,165
Total operating expenses	40,684	32,072	110,144	74,857
Loss from operations	(40,288)	(29,900)	(108,392)	(69,948)
Other income/(expense):
Interest and investment income	3,658	4,445	10,852	13,375
Gain on investment in former related party	227	307	254	307
Loss on currency exchange, net	(2)	(48)	(54)	(91)
Other (expense)/income	(360)	22	(565)	(172)
Total other income	3,523	4,726	10,487	13,419
Net loss	$(36,765)	$(25,174)	$(97,905)	$(56,529)
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(0.74)	$(2.68)	$(1.73)
Weighted-average number of shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants, used in computing net loss per share of common stock, basic and diluted	37,794,088	34,236,728	36,476,370	32,614,771
Comprehensive loss:
Net loss	$(36,765)	$(25,174)	$(97,905)	$(56,529)
Other comprehensive income:
Unrealized gain on marketable securities	65	718	57	634
Total other comprehensive income	65	718	57	634
Total comprehensive loss	$(36,700)	$(24,456)	$(97,848)	$(55,895)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income/(Loss)	Equity
Balance, December 31, 2024	31,115,341	$31	$526,732	$(174,392)	$106	$352,477
Exercise of pre-funded warrants	1,000,333	1	—	—	—	1
Exercise of stock options	3,321	—	31	—	—	31
Issuance of common stock under employee stock purchase plan (“ESPP”)	6,938	—	129	—	—	129
Stock-based compensation expense	—	—	5,315	—	—	5,315
Net loss	—	—	—	(29,511)	—	(29,511)
Unrealized gain on marketable securities	—	—	—	—	164	164
Balance, March 31, 2025	32,125,933	$32	$532,207	$(203,903)	$270	$328,606
Exercise of stock options	50,549	—	568	—	—	568
Stock-based compensation expense	—	—	5,706	—	—	5,706
Net loss	—	—	—	(31,629)	—	(31,629)
Unrealized loss on marketable securities	—	—	—	—	(172)	(172)
Balance, June 30, 2025	32,176,482	$32	$538,481	$(235,532)	$98	$303,079
Issuance of common stock and pre-funded warrants in connection with public offering, net of issuance costs of $404	7,627,879	8	271,856	—	—	271,864
Exercise of pre-funded warrants	2,833,588	3	(3)	—	—	—
Exercise of stock options	204,751	—	2,229	—	—	2,229
Issuance of common stock under ESPP	11,863	—	188	—	—	188
Stock-based compensation expense	—	—	5,794	—	—	5,794
Net loss	—	—	—	(36,765)	—	(36,765)
Unrealized gain on marketable securities	—	—	—	—	65	65
Balance, September 30, 2025	42,854,563	$43	$818,545	$(272,297)	$163	$546,454

Balance, December 31, 2023	14,817,696	$15	$258,231	$(89,423)	$47	$168,870
Issuance of common stock and pre-funded warrants in connection with the private placement, net of issuance costs of $14,665	14,500,500	14	215,319	—	—	215,333
Exercise of stock options	30,430	—	271	—	—	271
Stock-based compensation expense	—	—	2,035	—	—	2,035
Net loss	—	—	—	(13,748)	—	(13,748)
Unrealized loss on marketable securities	—	—	—	—	(74)	(74)
Balance, March 31, 2024	29,348,626	$29	$475,856	$(103,171)	$(27)	$372,687
Exercise of stock options	3,514	—	47	—	—	47
Stock-based compensation expense	—	—	3,101	—	—	3,101
Net loss	—	—	—	(17,607)	—	(17,607)
Unrealized loss on marketable securities	—	—	—	—	(10)	(10)
Balance, June 30, 2024	29,352,140	$29	$479,004	$(120,778)	$(37)	$358,218
Exercise of stock options	14,212	—	296	—	—	296
Stock-based compensation expense	—	—	3,840	—	—	3,840
Net loss	—	—	—	(25,174)	—	(25,174)
Unrealized gain on marketable securities	—	—	—	—	718	718
Balance, September 30, 2024	29,366,352	$29	$483,140	$(145,952)	$681	$337,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(97,905)	$(56,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	84	70
Stock-based compensation expense	16,815	8,976
Accretion of discount on investment securities	(5,308)	(3,281)
Amortization of right-of-use operating lease assets	247	264
Gain on investment in former related party	(254)	(307)
Changes in operating assets and liabilities:
Receivable from former related party	807	(1,096)
Unbilled receivable from former related party	—	(1,109)
Accounts receivable, net	(5,000)	—
Prepaid expenses and other current assets	(1,356)	(428)
Other assets	565	(3,111)
Accounts payable, accrued expenses and operating lease liabilities	4,593	5,911
Deferred revenue	4,635	—
Deferred revenue - former related party	—	(96)
Net cash used in operating activities	(82,077)	(50,736)
Cash flows from investing activities:
Capital expenditures	(75)	(74)
Purchases of investment securities	(380,278)	(305,628)
Proceeds from maturities of investment securities	220,317	42,000
Net cash used in investing activities	(160,036)	(263,702)
Cash flows from financing activities:
Proceeds from public offering	272,268	—
Payment of issuance costs in connection with public offering	(172)	—
Proceeds from exercise of stock options	2,829	614
Proceeds from issuance of common stock under ESPP	316	—
Proceeds from exercise of pre-funded warrants	1	—
Proceeds from private placement	—	229,998
Payment of issuance costs in connection with private placement	—	(14,665)
Net cash provided by financing activities	275,242	215,947
Increase/(decrease) in cash, cash equivalents and restricted cash	33,129	(98,491)
Cash, cash equivalents and restricted cash, beginning of period	23,022	132,391
Cash, cash equivalents and restricted cash, end of period	$56,151	$33,900
Supplemental Disclosure
Cash and cash equivalents	$55,984	$33,671
Restricted cash	167	229
Total cash, cash equivalents and restricted cash	$56,151	$33,900
Issuance costs in connection with public offering included in accounts payable	$192	$—
Issuance costs in connection with public offering included in accrued expenses	$40	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise stated)

1. Organization, Description of Business and Liquidity

Business

Dianthus Therapeutics, Inc. (the “Company” or “Dianthus”) is a clinical-stage biotechnology company dedicated to developing next-generation therapies to transform the treatment of severe autoimmune diseases. The Company’s corporate headquarters are in New York, New York.

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

The Reverse Merger was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under this method of accounting, Former Dianthus was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the expectation that, immediately following the Reverse Merger: (i) Former Dianthus’ stockholders would own a substantial majority of the voting rights in the combined company; (ii) Former Dianthus’ largest stockholders would retain the largest interest in the combined company; (iii) Former Dianthus would designate a majority (six of eight) of the initial members of the board of directors of the combined company; and (iv) Former Dianthus’ executive management team would become the management team of the combined company. Accordingly, for accounting purposes: (i) the Reverse Merger was treated as the equivalent of Former Dianthus issuing stock to acquire the net assets of Magenta; (ii) the net assets of Magenta were recorded at their acquisition-date fair value in the unaudited condensed consolidated financial statements of Former Dianthus; and (iii) the reported historical operating results of the combined company prior to the Reverse Merger are those of Former Dianthus. Historical common stock figures of Former Dianthus have been retroactively restated based on the exchange ratio of approximately 0.2181.

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

The Company believes that the achievement of the milestones outlined in the CVR Agreement are highly susceptible to factors outside the Company's influence that are not expected to be resolved for a long period of time, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the buyers of such assets and are based on the buyers of such assets progressing the in-process research and development assets into clinical trials, and in the case of one of the agreements, to a regulatory milestone. If the Company were to record a receivable for such contingent payments, it would also record a corresponding liability. As of September 30, 2025, no receivables were recorded on the unaudited condensed consolidated balance sheet relating to such contingent payments.

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

Shelf Registration Statement and ATM Offering Program

On October 1, 2024, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market (“ATM”) offering program for the sale of up to $200.0 million of shares of the Company’s common stock. During the year ended December 31, 2024, the Company sold 1,503,708 shares of its common stock under the ATM offering program, resulting in net proceeds of $39.2 million. No sales were made under the ATM offering program during the three and nine months ended September 30, 2025.

September 2025 Public Offering

On September 9, 2025, the Company entered into an underwriting agreement with certain underwriters to issue and sell 7,627,879 shares of the Company’s common stock, including the full exercise by the underwriters of their option to purchase an additional 1,140,000 shares, at a public offering price of $33.00 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,112,121 shares of the Company’s common stock at a public offering price of $32.999 per share, which represented the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The gross proceeds from the underwritten offering were $288.4 million, before underwriting discounts and commissions and estimated expenses of the offering. The underwritten offering closed on September 11, 2025.

The pre-funded warrants are exercisable at any time after the date of issuance. A holder of the pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99%, 9.99%, or 19.99%, as applicable to each holder, of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage to a percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

The Company intends to use the net proceeds from this offering to advance the Company’s preclinical and clinical development activities, as well as for working capital and general corporate purposes. The Company may also use a portion of the proceeds to license, acquire or invest in new product candidates or for drug development activities related to such product candidates, complementary businesses, technology or assets.

The underwritten offering was made pursuant to a shelf registration statement, which became effective on October 9, 2024. A final prospectus supplement dated September 9, 2025 relating to and describing the terms of the underwritten offering was filed with the SEC on September 11, 2025.

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

Liquidity

In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”):

•
Since its inception, the Company has funded its operations primarily with outside capital and has incurred significant recurring losses, including net losses of $97.9 million and $56.5 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, the Company had an accumulated deficit of $272.3 million as of September 30, 2025;
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared in conformity with U.S. GAAP for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States of America. The Company has evaluated the impact of the OBBBA on its unaudited condensed consolidated financial statements. The only provision of the OBBBA that impacts the Company’s income tax accounting under ASC 740, Income Taxes, is the new Internal Revenue Code Section 174 (“IRC Section 174”) requirements, which permanently allows taxpayers to fully expense domestic research or experimental (“R&E”) expenditures paid or incurred in taxable years beginning after December 31, 2024. The requirement to capitalize foreign IRC Section 174 expenses over 15 years has not changed. On August 28, 2025, the Internal Revenue Service released procedural guidance (Revenue Procedure 2025-28) for implementing IRC Section 174 and related elections for domestic R&E expenditures. Transition rules provide taxpayers with options to account for any remaining unamortized domestic R&E expenditures paid or incurred in taxable years beginning after December 31, 2021, and before January 1, 2025. Taxpayers may continue to amortize such unamortized amounts over the remaining five-year period; alternatively, they may elect to deduct any remaining unamortized domestic R&E expenditures either entirely in the first tax year beginning after December 31, 2024, or ratably over two taxable years (e.g., 2025 or ratably in 2025 and 2026). The Company has not yet decided which option they will elect. As of December 31, 2024, the Company has approximately $87.9 million of remaining unamortized domestic R&D expenditures, representing approximately $21.7 million of its gross deferred tax assets as of December 31, 2024. The impact of deducting these costs would be to reclass approximately $21.7 million from capitalized IRC Section 174 expenditures to net operating loss carryforwards, with zero net impact on the Company’s gross deferred tax assets or effective tax rate.

3. Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources and in assessing the Company’s performance. The Company operates as a single operating segment and has one reportable segment which focuses on developing next-generation therapies to transform the treatment of severe autoimmune diseases.

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

The table below provides a summary of the segment profit or loss, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
License revenue - former related party	$—	$2,172	$—	$4,909
License revenue	396	—	1,752	—
Total revenues	396	2,172	1,752	4,909
Research and development expenses:
Claseprubart program-related expenses:
Clinical operation activity costs	12,155	7,338	36,483	15,373
Chemistry, manufacturing and control (“CMC”) activity costs	6,946	7,572	13,725	12,935
Preclinical study activity costs	1,138	2,750	3,025	7,264
Other costs	2,019	50	2,069	600
Total claseprubart program-related expenses	22,258	17,710	55,302	36,172
Personnel and related costs	6,397	4,508	18,205	11,873
Stock-based compensation expense	2,533	1,688	7,467	3,877
Discovery expenses	64	686	1,132	1,705
Other costs	1,237	952	3,637	3,065
Total research and development expenses	32,489	25,544	85,743	56,692
General and administrative expenses:
Stock-based compensation expense	3,261	2,152	9,348	5,099
Personnel and related costs	2,660	2,148	8,014	6,002
Other costs	2,274	2,228	7,039	7,064
Total general and administrative expenses	8,195	6,528	24,401	18,165
Other income, net	3,523	4,726	10,487	13,419
Net loss	$(36,765)	$(25,174)	$(97,905)	$(56,529)

4. Cash Equivalents and Marketable Securities

The Company’s investments consist of marketable securities classified as available-for-sale. The following tables provide a summary of the estimated fair value of the Company’s cash equivalents and marketable securities:

	September 30, 2025				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term	Long-term
Cash equivalents:
Money market funds	$40,043	$—	$—	$40,043	$40,043	$—
U.S. treasury securities	14,951	—	—	14,951	14,951	—
Total cash equivalents	$54,994	$—	$—	$54,994	$54,994	$—

Marketable securities:
U.S. treasury securities	$383,555	$244	$(143)	$383,656	$268,605	$115,051
Certificate of deposit	6,080	6	—	6,086	6,086	—
U.S. government agency securities	14,015	23	(1)	14,037	6,907	7,130
Corporate debt securities	87,619	69	(41)	87,647	56,954	30,693
Commercial paper	8,071	6	—	8,077	8,077	—
Total marketable securities	$499,340	$348	$(185)	$499,503	$346,629	$152,874

	December 31, 2024				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term	Long-term
Cash equivalents:
Money market funds	$19,742	$—	$—	$19,742	$19,742	$—
Corporate debt securities	2,204	—	—	2,204	2,204	—
Total cash equivalents	$21,946	$—	$—	$21,946	$21,946	$—

Marketable securities:
U.S. treasury securities	$257,334	$198	$(130)	$257,402	$186,552	$70,850
U.S. government agency securities	6,946	2	(5)	6,943	3,928	3,015
Corporate debt securities	69,791	45	(4)	69,832	61,969	7,863
Total marketable securities	$334,071	$245	$(139)	$334,177	$252,449	$81,728

As December 31, 2024, marketable securities within the corporate debt securities line item includes both commercial paper and corporate debt securities. Commercial paper held at December 31, 2024 was classified as short-term securities.

Interest and Investment Income

The following table provides a summary of the components of interest and investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$1,347	$2,104	$5,544	$10,094
Accretion of discount on marketable securities, net	2,311	2,341	5,308	3,281
Total interest and investment income	$3,658	$4,445	$10,852	$13,375

5. Prepaid Expenses and Other Current Assets

The following table provides a summary of prepaid expenses and other current assets:

	September 30, 2025	December 31, 2024
Prepaid materials, supplies and research and development services	$3,843	$3,035
Prepaid subscriptions, software and other administrative services	1,518	770
Prepaid insurance	778	696
Other current assets	73	355
Prepaid expenses and other current assets	$6,212	$4,856

6. Property and Equipment

The following table provides a summary of property and equipment:

	September 30, 2025	December 31, 2024
Computer equipment	$406	$333
Furniture and fixtures	56	54
Subtotal	462	387
Less: accumulated depreciation	(277)	(193)
Property and equipment, net	$185	$194

Depreciation expense was $27 thousand and $84 thousand for the three and nine months ended September 30, 2025, respectively, and $25 thousand and $70 thousand for the three and nine months ended September 30, 2024, respectively.

7. Fair Value of Financial Instruments

The following table provides a summary of financial assets measured at fair value on a recurring basis:

	Fair Value at
Description	September 30, 2025	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$40,043	$40,043	$—	$—
U.S. treasury securities	14,951	14,951	—	—
Short-term investments:
U.S. treasury securities	268,605	268,605	—	—
Certificate of deposit	6,086	6,086	—	—
U.S. government agency securities	6,907	—	6,907	—
Corporate debt securities	56,954	—	56,954	—
Commercial paper	8,077	—	8,077	—
Long-term investments:
U.S. treasury securities	115,051	115,051	—	—
U.S. government agency securities	7,130	—	7,130	—
Corporate debt securities	30,693	—	30,693	—
Other assets and restricted cash:
Investment in former related party	401	401	—	—
Total assets measured at fair value	$554,898	$445,137	$109,761	$—

	Fair Value at
	December 31,
Description	2024	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$19,742	$19,742	$—	$—
Corporate debt securities	2,204	—	2,204	—
Short-term investments:
U.S. treasury securities	186,552	186,552	—	—
U.S. government agency securities	3,928	—	3,928	—
Corporate debt securities	61,969	—	61,969	—
Long-term investments:
U.S. treasury securities	70,850	70,850	—	—
U.S. government agency securities	3,015	—	3,015	—
Corporate debt securities	7,863	—	7,863	—
Other assets and restricted cash:
Investment in former related party	148	148	—	—
Total assets measured at fair value	$356,271	$277,292	$78,979	$—

There were no transfers between levels during the nine months ended September 30, 2025 or for the year ended December 31, 2024. The weighted-average maturity of the securities held at September 30, 2025 was less than 12 months.

As of December 31, 2024, marketable securities within the corporate debt securities line item includes both commercial paper and corporate debt securities. Commercial paper held at December 31, 2024 was classified as short-term securities and classified within Level 2 of the fair value hierarchy.

8. Accrued Expenses

The following table provides a summary of accrued expenses:

	September 30, 2025	December 31, 2024
Accrued external research and development	$8,139	$6,996
Accrued compensation	6,671	5,154
Accrued professional fees	221	271
Other accrued expenses	948	653
Accrued expenses	$15,979	$13,074

9. Leases

The Company leases space under operating leases for administrative offices in New York, New York, and Waltham, Massachusetts. The Company previously leased wet laboratory space in Watertown, Massachusetts, but this lease terminated in March 2025.

The following table provides a summary of the components of lease costs and rent:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$76	$104	$298	$310
Variable lease cost	12	7	33	22
Total operating lease costs	$88	$111	$331	$332

Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million and $0.3 million for each of the three and nine months ended September 30, 2025 and 2024, respectively.

The Company recorded operating lease costs of $0.1 million and $0.3 million during each of the three and nine months ended September 30, 2025 and 2024, respectively, within the general and administrative expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recorded operating lease costs of nil and $24 thousand during the three and nine months ended September 30, 2025, respectively, and $14 thousand and $44 thousand during the three and nine months ended September 30, 2024, respectively, within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

Maturities of operating lease liabilities as of September 30, 2025, are as follows:

2025 (remaining 3 months)	$27
2026	268
2027	314
2028	318
2029	321
Thereafter	379
Total undiscounted operating lease payments	1,627
Less: imputed interest	(342)
Present value of operating lease liabilities	$1,285

Balance sheet classification:
Current portion of operating lease liabilities	$217
Long-term operating lease liabilities	1,068
Total operating lease liabilities	$1,285

The weighted-average remaining term of operating leases was 63 months, and the weighted-average discount rate used to measure the present value of operating lease liabilities was 8.4% as of September 30, 2025.

10. Stockholders' Equity

September 2025 Public Offering

At the closing of the public offering on September 11, 2025, the Company issued and sold 7,627,879 shares of its common stock, including the full exercise by the underwriters of their option to purchase an additional 1,140,000 shares, and pre-funded warrants to purchase 1,112,121 shares of its common stock with a $0.001 per share exercise price. The gross proceeds from this public offering were $288.4 million, before underwriting discounts and commissions and estimated expenses related to this public offering.

The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of September 30, 2025, there were 1,112,121 pre-funded warrants outstanding related to this public offering.

Shelf Registration Statement and ATM Offering Program

On October 1, 2024, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an ATM offering program for the sale of up to $200.0 million of shares of the Company’s common stock. During the year ended December 31, 2024, the Company sold 1,503,708 shares of its common stock under the ATM offering program, resulting in net proceeds of $39.2 million. No sales were made under the ATM offering program during the three and nine months ended September 30, 2025. As of September 30, 2025, the Company had $160.8 million of remaining capacity under the ATM offering program.

Private Placement Offering

At the closing of the private placement on January 24, 2024, the Company issued 14,500,500 shares of common stock and pre-funded warrants to purchase 4,666,332 shares of common stock with a $0.001 per share exercise price. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of September 30, 2025, there were 832,333 pre-funded warrants outstanding related to this private placement.

Preferred Stock

As of September 30, 2025, the Company was authorized to issue up to 10,000,000 shares of the Company’s preferred stock at a par value of $0.001. As of September 30, 2025, no shares of Company preferred stock were issued and outstanding.

Common Stock

As of September 30, 2025, the Company was authorized to issue up to 150,000,000 shares of $0.001 par value of Company common stock. As of September 30, 2025, the Company had issued and outstanding shares of Company common stock of 42,854,563.

Each share of Company common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through September 30, 2025.

The Company had the following shares of Company common stock reserved for future issuance as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Issuance of common stock upon exercise of stock options	6,351,300	4,499,702
Equity awards available for grant under stock award plans	1,297,049	1,917,501
Shares available for issuance under the Employee Stock Purchase Plan	143,277	99,578
Issuance of common stock upon exercise of warrants	1,949,131	4,671,009
Total common stock reserved for future issuance	9,740,757	11,187,790

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

As of September 30, 2025, 1,183,049 shares of the Company’s common stock were available for grant under the 2018 Amended Plan.

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

2019 Employee Stock Purchase Plan

Employees may elect to participate in the Dianthus Therapeutics, Inc. 2019 Employee Stock Purchase Plan, as amended (the “ESPP”). The purchase price of Company common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on (i) the offering date or (ii) the exercise date. The six-month offering periods begin in January and July of each year. During the three and nine months ended September 30, 2025, the Company issued 11,863 and 18,801 shares of common stock pursuant to the ESPP, respectively. As of September 30, 2025, 143,277 shares remained available for issuance under the ESPP.

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

Inducement Plan

In February 2024, the Company’s board of directors approved the Dianthus Therapeutics, Inc. Equity Inducement Plan (the “Inducement Plan”), which provides for up to 300,000 shares of common stock for inducement awards. As of September 30, 2025, there were 114,000 shares available to be granted under the Inducement Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2025:

	Number of Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at January 1, 2025	4,499,702	$17.19	8.7	$24,867
Options granted	2,368,800	23.45		37,735
Options exercised	(258,621)	11.07		5,465
Options forfeited	(258,581)	19.15		1,051
Balance at September 30, 2025	6,351,300	$19.69	8.5	$126,224
Exercisable options at September 30 2025	2,330,390	$15.99	7.7	$55,736
Unvested options at September 30, 2025	4,020,910	$21.84	9.0	$70,488

The aggregate intrinsic value of options granted, options exercised and options forfeited represents the difference between (i) the exercise price of the option and (ii) the closing market price of the Company’s common stock on (x) September 30, 2025, (y) the date of exercise, or (z) the date of forfeiture, respectively.

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2025 was $18.02 per share.

The table below summarizes the assumptions used to determine the grant-date fair value of stock options issued, presented on a weighted average basis during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.8%	3.7%	4.2%	4.2%
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	91.0%	92.2%	91.5%	92.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Stock Warrants

In April 2021, Former Dianthus issued 4,677 warrants for the purchase of common stock at an exercise price of $1.65 per share. The warrants vested on July 30, 2023 and had a grant date fair value of $1.16 per warrant. As of September 30, 2025, the warrants have a weighted average remaining contractual term of 5.6 years.

Stock-based Compensation Expense

The following table provides a summary of stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,533	$1,688	$7,467	$3,877
General and administrative	3,261	2,152	9,348	5,099
Total stock-based compensation expense	$5,794	$3,840	$16,815	$8,976

As of September 30, 2025, there was $64.4 million of total unrecognized compensation cost related to granted stock options. The Company expects to recognize that cost over a remaining weighted-average period of 2.9 years.

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

The Company also determined that the milestone payments of $15.0 million (previously $11.0 million under the Zenas License Agreement) are variable consideration under ASC 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the milestones, such as the regulatory approvals which are generally not within the Company’s control, the Company will not consider achievement of this milestone to be probable until the uncertainty associated with such milestone has been resolved. Should it be probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price for which the Company recognizes revenue. No milestones were achieved under the Zenas Agreements prior to novation. During the nine months ended September 30, 2025, $6.0 million of milestones were achieved under the Tenacia Agreements and added to the transaction price.

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

The Company recognized related party license revenue totaling nil during each of the three and nine months ended September 30, 2025, and $2.2 million and $4.9 million during the three and nine months ended September 30, 2024, respectively, associated with the Zenas Agreements. As of December 31, 2024, the Company recorded a related party receivable of $0.8 million on its unaudited condensed consolidated balance sheet.

During the three and nine months ended September 30, 2025, the Company recognized license revenue totaling $0.4 million and $1.8 million, respectively, associated with the Tenacia License Agreement. As of September 30, 2025, the Company recorded a receivable of $5.0 million, an unbilled receivable of $0.1 million within prepaid expenses and other current assets, current deferred revenue of $1.0 million and noncurrent deferred revenue of $6.1 million on its unaudited condensed consolidated balance sheet. As of December 31, 2024, the Company recorded an unbilled receivable of $0.2 million within prepaid expenses and other current assets, current deferred revenue of $0.5 million and noncurrent deferred revenue of $1.9 million on its unaudited condensed consolidated balance sheet.

13. Net Loss Per Share

Basic and diluted net loss per share of common stock is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(36,765)	$(25,174)	$(97,905)	$(56,529)
Denominator:
Weighted-average number of shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants, used in computing net loss per share of common stock, basic and diluted	37,794,088	34,236,728	36,476,370	32,614,771
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(0.74)	$(2.68)	$(1.73)

Pre-funded warrants have been included in the computation of basic and diluted net loss per share of common stock as the pre-funded warrants are issuable for nominal consideration pursuant to their terms. There were outstanding pre-funded warrants of 1,944,454 and 4,876,652 as of September 30, 2025 and 2024, respectively. The outstanding pre-funded warrants increased the weighted-average number of shares of common stock outstanding by 3,693,979 shares and 3,759,705 shares for the three and nine months ended September 30, 2025, respectively, and by 4,876,652 shares and 4,484,953 shares for the three and nine months ended September 30, 2024, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options outstanding	6,351,300	4,499,964	6,351,300	4,499,964
Warrants for the purchase of common stock	4,677	4,677	4,677	4,677
Total	6,355,977	4,504,641	6,355,977	4,504,641

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

The Company pays annual license fees and annual partnered antibody program fees totaling $0.1 million to Alloy. The Company is also obligated to pay a $0.1 million fee to Alloy if the Company sublicenses a product developed with Alloy antibodies or platform assisted antibodies. Upon the achievement, with products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $1.8 million and $11.0 million, respectively. The Company recorded $1.0 million and $1.1 million during the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.6 million during the three and nine months ended September 30, 2024, respectively, for amounts owed under the Alloy license agreement, including milestone payments, within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Upon the achievement, with the first development program with IONTAS, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make payments to IONTAS of up to £3.1 million (approximately $4.2 million based on the September 30, 2025 exchange rate) and £2.3 million (approximately $3.1 million based on the September 30, 2025 exchange rate), respectively. Upon the achievement, with the second development program with IONTAS, of certain development milestones, the Company is obligated to make payments to IONTAS of up to £2.5 million (approximately $3.4 million based on the September 30, 2025 exchange rate). The Company recorded $1.3 million and $1.6 million during the three and nine months ended September 30, 2025, respectively, and $1.0 million and $2.0 million during the three and nine months ended September 30, 2024, respectively, for amounts owed under the IONTAS collaborative research license agreement, including milestone payments, within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to employees, consultants, vendors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification agreements. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of September 30, 2025 and December 31, 2024.

Litigation

From time to time, the Company may be exposed to litigation relating to potential products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other

As of September 30, 2025 and December 31, 2024, the Company had standing agreements with consultants, contractors or service providers that generally can be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.

15. Related Party Transactions

Zenas BioPharma, Inc.

The Company previously considered Zenas to be a related party because the sole member of Tellus BioVentures LLC (“Tellus”), who is a significant shareholder in the Company and was a member of the board of directors of the Company until May 2025, is a significant shareholder in Zenas and serves as Chief Executive Officer and Chairman of the board of directors of Zenas. As of May 2025, the Company no longer considers Zenas to be a related party. See Note 12 for more information.

In September 2020, Zenas issued 156,848 common shares to the Company in exchange for the Zenas Option. Previously, the Company used the measurement alternative as the measurement attribute for accounting for the Zenas common stock which did not require it to assess the fair value of the common stock at each reporting period as the fair value of the Zenas common stock was not readily determinable nor was there a reliable source for observable transactions from which the Company could determine a fair value. On September 12, 2024, Zenas announced the pricing of its initial public offering (the “Zenas IPO”) of $17.00 per share, which also included a 1-for-8.6831 reverse stock split of its capital stock. Upon the Zenas IPO, the fair value of the Zenas common stock was deemed readily determinable. The Company reassesses the fair value of the investment at the end of each reporting period, with any adjustments to the fair value recorded as unrealized gains or losses within other income (loss) in the unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2025 and December 31, 2024, the fair value of the investment in Zenas was $0.4 million and $0.1 million, respectively, which was included within other assets and restricted cash on the Company’s unaudited condensed consolidated balance sheet.

16. Subsequent Event

License Agreement with Nanjing Leads Biolabs Co. Ltd.

On October 16, 2025, the Company entered into a License and Collaboration Agreement (the “Leads License Agreement”) with Nanjing Leads Biolabs Co. Ltd. (“Leads”), pursuant to which Leads granted the Company a royalty-bearing, exclusive license outside of China, Hong Kong, Macau, and Taiwan (“Greater China”) to develop, manufacture, commercialize, or otherwise exploit DNTH212, a bifunctional fusion protein being developed in China by Leads as LBL-047. The Company also obtained certain non-exclusive rights to perform development and manufacturing activities in Greater China to support DNTH212 outside of Greater China. DNTH212 is an investigational, extended half-life bifunctional fusion protein targeting plasmacytoid dendritic cell BDCA2 to reduce Type 1 interferon production, while simultaneously inhibiting BAFF/APRIL to suppress B cell function.

Under the terms of the Leads License Agreement, the Company will pay Leads up to $38.0 million, comprised of $30.0 million in upfront and near-term milestone payments plus an additional $8.0 million milestone, payable in cash or the Company’s common stock at the Company’s election, upon the initiation of a Dianthus-led Phase 1 study, for exclusive rights to develop and commercialize DNTH212 globally outside of Greater China. Leads will also be eligible to receive up to $962.0 million in development and regulatory approval milestones and sales-based milestones across five indications, as well as tiered royalties from mid-single digits up to a low double-digit on ex-Greater China net sales.

The Leads License Agreement will remain in effect on a country-by-country and product-by-product basis until expiration of the applicable royalty term, unless earlier terminated. Each party has customary termination rights, including for uncured material breach, insolvency, patent challenge, or, in the case of the Company, for convenience.

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

Overview

We are a clinical-stage biotechnology company dedicated to developing next-generation therapies to transform the treatment of severe autoimmune diseases. We believe our lead novel and proprietary monoclonal antibody product candidate, claseprubart, has the potential to address a broad array of complement-dependent diseases as currently available therapies and those in development leave room for improvements in efficacy, safety, and/or dosing convenience. We have purposefully engineered claseprubart to selectively bind to only the active form of the C1s complement protein (“C1s”) and to exhibit improved potency and an extended half-life. By selectively targeting only the active form of C1s, which drives disease pathology and constitutes only a small fraction of the total protein present in circulation, we aim to reduce the amount of drug required for a therapeutic effect. We intend to deliver our product candidate through a lower dose, less frequent, self-administered, convenient subcutaneous (“S.C.”) injection suitable for a pre-filled pen.

Our Pipeline-in-a-Product Potential for Claseprubart, a Next-Generation Complement Therapeutic

Our most advanced product candidate, claseprubart, is a clinical-stage, highly potent, highly selective and fully human monoclonal immunoglobulin G4 with picomolar binding affinity that is designed to selectively bind only to the active form of C1s. The active form of C1s is generated during complement activation by cleavage of the inactive proC1s. As a validated complement target in the autoimmune and inflammatory field, C1s inhibition prevents further progression of the classical pathway cascade. Claseprubart is engineered with YTE half-life extension technology, a specific three amino acid change in the Fc domain, and has a pharmacokinetic (“PK”) profile designed to support less frequent, lower dose, self-administration as a convenient S.C. injection. We are currently conducting three mid- to late-stage clinical trials with claseprubart in generalized Myasthenia Gravis (“gMG”), Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”), and Multifocal Motor Neuropathy (“MMN”).

MAGIC

The MaGic trial is a global, randomized, double-blind, placebo-controlled Phase 2 trial of claseprubart that enrolled 65 acetylcholine receptor positive (“AChR+”) participants with gMG. Following an initial loading dose, claseprubart was administered every two weeks (“Q2W”) via S.C. injection at a dose of 300mg/2mL or 600mg/4mL. The initial randomized treatment duration was 13 weeks, followed by a 52-week open-label extension. The primary endpoint of the study was safety and tolerability. Secondary and exploratory efficacy endpoints included Myasthenia Gravis Activities of Daily Living Scale (“MG-ADL”) and Quantitative Myasthenia Gravis (“QMG”) score assessments, as well as Minimal Symptom Expression (“MSE”), Myasthenia Gravis Composite (“MGC”) score, and the Myasthenia Gravis Quality of Life Scale (“MG-QOL-15r”).

In September 2025, we announced positive top-line data from the Phase 2 MaGic trial. Claseprubart 300mg and 600mg demonstrated rapid, statistically significant and clinically meaningful improvements over placebo as measured by both MG-ADL and QMG, including at week 1 and at week 13. The claseprubart 300mg Q2W dose was also statistically significant and clinically meaningful across other key efficacy endpoints, including MSE, MGC, and MG-QoL-15r.

Claseprubart was generally well tolerated with no drug-related Serious Adverse Events or discontinuations due to any related adverse event. Claseprubart had a favorable clinical safety profile comparable to placebo with no treatment-related serious bacterial infections and no clinical symptoms of emergent autoimmune disorders observed.

CAPTIVATE

The CAPTIVATE trial is a single, two-part, randomized withdrawal global Phase 3 trial of claseprubart in patients with CIDP. In the open label Part A of this trial, participants will be administered claseprubart with a loading dose followed by 300mg/2mL administered Q2W via S.C. injection for up to 13 weeks. Part A includes an interim responder analysis of the first 40 participants enrolled in Part A. Only participants who respond to claseprubart in Part A, as measured as greater than or equal to one point decrease (improvement) in adjusted Inflammatory Neuropathy Cause and Treatment (“INCAT”) disability score compared to Part A baseline, will be randomized into Part B, a double-blind, placebo-controlled treatment period of up to 52 weeks, where they will be assessed for prevention of relapse, safety and tolerability, followed by an open-label extension period. We believe that this single pivotal trial will support a Biologics License Application (“BLA”) filing in adult patients with CIDP. We anticipate completing an interim responder analysis of the first 40 participants in Part A in the second quarter of 2026.

MOMENTUM

The MoMeNtum trial is a global, randomized, double-blind, placebo-controlled Phase 2 study designed to evaluate the safety, tolerability, and efficacy of claseprubart in 36 patients with MMN. Following determination of Ig dependency and responsiveness, patients will be randomized to receive placebo or claseprubart with a loading dose followed by 300mg/2mL or 600mg/4mL administered Q2W via S.C. injection. The initial S.C. treatment duration is 17 weeks followed by a 52-week open-label extension. The primary endpoint of this study is safety and tolerability. Secondary endpoints include time to intravenous immunoglobulin (“IVIg”) retreatment, time to relapse, and assessments of muscle and grip strength. We anticipate initial top-line results from this trial to be available in the second half of 2026.

Our First and Potentially Best-In-Class Bifunctional BDCA2 and BAFF/APRIL Inhibitor (DNTH212)

On October 16, 2025, we entered into an exclusive license agreement with Nanjing Leads Biolabs Co., Ltd. (“Leads”) for DNTH212, a first and potentially best-in-class bifunctional BDCA2 and BAFF/APRIL inhibitor.

DNTH212 is an investigational, extended half-life bifunctional fusion protein targeting plasmacytoid dendritic cell BDCA2 to reduce Type 1 interferon production, while simultaneously inhibiting BAFF/APRIL to suppress B cell function. By targeting both the innate and adaptive immune systems via two clinically validated pathways that are known drivers of autoimmune disease pathogenesis, this complementary and differentiated approach has the potential to address multiple autoimmune indications with improved outcomes.

A two-part Phase 1 study in China in healthy volunteers (Part A) and patients with systemic lupus erythematosus (Part B) is expected to initiate by year-end 2025, with top-line results in healthy volunteers expected in the second half of 2026.

Corporate Update

September 2025 Public Offering

On September 9, 2025, we entered into an underwriting agreement with certain underwriters to issue and sell 7,627,879 shares of our common stock, including the full exercise by the underwriters of their option to purchase an additional 1,140,000 shares, at a public offering price of $33.00 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,112,121 shares of our common stock at a public offering price of $32.999 per share, which represented the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The gross proceeds from the underwritten offering were $288.4 million, before underwriting discounts and commissions and estimated expenses of the offering. The underwritten offering closed on September 11, 2025.

The pre-funded warrants are exercisable at any time after the date of issuance. A holder of the pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99%, 9.99%, or 19.99%, as applicable to each holder, of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage to a percentage not in excess of 19.99% by providing us with at least 61 days’ prior notice.

We intend to use the net proceeds from this offering to advance our preclinical and clinical development activities, as well as for working capital and general corporate purposes. We may also use a portion of the proceeds to license, acquire or invest in new product candidates or for drug development activities related to such product candidates, complementary businesses, technology, or assets.

The underwritten offering was made pursuant to a shelf registration statement, which became effective on October 9, 2024. A final prospectus supplement dated September 9, 2025 relating to and describing the terms of the underwritten offering was filed with the SEC on September 11, 2025.

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

If our development efforts for claseprubart, DNTH212, or any other future product candidates, if any, are successful and result in regulatory approval, we may generate revenue from future product sales. If we enter into license or collaboration agreements for claseprubart, DNTH212, or any other future product candidates, if any, or intellectual property, revenue may be generated in the future from such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of claseprubart, DNTH212, or any other future product candidates or from license or collaboration agreements. We may never succeed in obtaining regulatory approval for claseprubart, DNTH212, or any other future product candidates.

Licensing Agreements

In June 2022, we executed a license agreement with Zenas BioPharma, Inc. (formerly Zenas BioPharma Limited) (“Zenas”), formerly considered a related party, which provided Zenas with a license in the People’s Republic of China, including Hong Kong, Macau, and Taiwan (“Greater China”) for the development and commercialization of certain sequences and products under an identified antibody sequence (the “Zenas License Agreement”). The Zenas License Agreement included the following payments from Zenas: (i) a non-refundable upfront payment of $1.0 million; (ii) an approximately $1.1 million reimbursement payment for a portion of development costs previously incurred by us; (iii) reimbursement of a portion of all chemistry, manufacturing and control (“CMC”) -related costs and expenses for the first antibody sequence through the manufacture of the first two batches of drug product; (iv) reimbursement of a portion of all non-CMC-related costs and expenses for the development of the first antibody sequence through the first regulatory approval; (v) development milestones totaling up to $11.0 million; and (vi) royalties on net sales ranging from the mid-single digits to the low teen percentages.

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

The consideration under the Tenacia License Agreement, which replaced the consideration of the Zenas License Agreement, related to the first antibody sequence includes the following payments by Tenacia to us: (i) a $2.5 million upfront payment, which was paid by Tenacia to us in October 2024 upon execution of the Tenacia License Agreement; (ii) reimbursement of a portion of certain clinical costs; (iii) development milestones totaling up to $15.0 million; and (iv) royalties on net sales ranging from the mid-single digits to the low teen percentages. Tenacia is also responsible for paying local development costs in Greater China and a portion of central development costs based on the number of patients enrolled from China in our global Phase 3 studies. No milestones were achieved under the Zenas Agreements prior to novation. During the nine months ended September 30, 2025, we achieved $6.0 million of milestone payments under the Tenacia Agreements (as defined below), which were added to the transaction price. We had not recorded any royalty revenue under the Zenas Agreement prior to novation, and we have not recorded any royalty revenue under the Tenacia Agreements.

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

We recognized related party license revenue totaling nil during each of the three and nine months ended September 30, 2025, and $2.2 million and $4.9 million during the three and nine months ended September 30, 2024, respectively, associated with the Zenas Agreements.

During the three and nine months ended September 30, 2025, we recognized license revenue totaling $0.4 million and $1.8 million, respectively, related to the Tenacia Agreements.

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

Product candidates in later stages of development generally have higher development costs than those in earlier stages. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance claseprubart into larger and later-stage clinical trials, develop DNTH212, work to discover and develop additional product candidates, seek to expand, maintain, protect and enforce our intellectual property portfolio and hire additional research and development personnel.

The successful development of claseprubart, DNTH212, or any other future product candidates, if any, is highly uncertain, and we do not believe it is possible at this time to accurately project the nature, timing and estimated costs of the efforts necessary to complete the development of, and obtain regulatory approval for, claseprubart, DNTH212, or any other future product candidates, if any. To the extent claseprubart, DNTH212, or any other future product candidates advance into larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. The duration, costs and timing of development of claseprubart, DNTH212, or any other future product candidates are subject to numerous uncertainties and will depend on a variety of factors, including:

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

Any of these factors could significantly impact the costs, timing and viability associated with the development of claseprubart, DNTH212, or any other future product candidates.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, bonuses, related benefits, and stock-based compensation expense for personnel in executive, finance, and administrative functions; professional fees for legal, consulting, accounting, and audit services; and travel expenses, technology costs, and other allocated expenses. General and administrative expenses also include corporate facility costs, including insurance, rent, utilities, depreciation, and maintenance, not otherwise included in research and development expenses. We recognize general and administrative expenses in the periods in which they are incurred.

We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, pre-commercial preparation activities for the product candidates and, if any product candidate receives marketing approval, commercialization activities. In addition, we will continue to incur expenses associated with being a public company, including expenses related to accounting, audit, legal, regulatory, public company reporting and compliance, director and officer insurance, investor and public relations, and other administrative and professional services.

Other Income/(Expense)

Other income/(expense) consists primarily of interest and investment income generated from earnings on invested cash and investment securities.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Revenues:
License revenue - former related party	$—	$2,172
License revenue	396	—
Total revenues	396	2,172
Operating expenses:
Research and development	32,489	25,544
General and administrative	8,195	6,528
Total operating expenses	40,684	32,072
Loss from operations	(40,288)	(29,900)
Other income/(expense):
Interest and investment income	3,658	4,445
Gain on investment in former related party	227	307
Loss on currency exchange, net	(2)	(48)
Other (expense)/income	(360)	22
Total other income	3,523	4,726
Net loss	$(36,765)	$(25,174)

Revenues

Under the terms of the Zenas Agreements, we recognized related party license revenue of nil and $2.2 million during the three months ended September 30, 2025 and 2024, respectively. Additionally, under the terms of the Tenacia Agreements, we recognized license revenue of $0.4 million and nil for the three months ended September 30, 2025 and 2024, respectively.

The decrease in total revenues was due to a decrease in reimbursable costs associated with claseprubart’s ongoing clinical trials that were subject to the Zenas Agreements and are now subject to the Tenacia Agreements.

Research and Development Expenses

Research and development expenses were $32.5 million for the three months ended September 30, 2025, as compared to $25.5 million for the three months ended September 30, 2024, an increase of $7.0 million. This increase was due to: (1) a $4.0 million increase in external research and development costs, consisting of clinical operations activities, CMC activities, preclinical study costs, discovery expenses, and licensing and milestone expenses related to claseprubart; and (2) a $3.0 million increase in internal research and development costs, consisting of personnel and related costs, stock-based compensation expense and other costs.

The $4.0 million increase in external research and development costs was due to a $4.6 million increase in expenses related to our lead product candidate, claseprubart, partially offset by a $0.6 million decrease in discovery activities. For the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, the increase in claseprubart related expense was due to $4.8 million in clinical operations activities and $2.0 million in licensing and milestone expenses, partially offset by decreases of $1.6 million in preclinical study costs and $0.6 million in CMC activities. The increased costs of clinical operations activities and licensing and milestone expenses were due to activities related to claseprubart’s ongoing Phase 2 clinical trials in gMG and MMN and Phase 3 clinical trial in CIDP.

The $3.0 million increase in internal research and development costs was due to increases of $1.9 million in personnel and related costs, $0.8 million in stock-based compensation expense, and $0.3 million in other costs. The increase in costs was primarily due to increases in headcount and related expenses to support our ongoing Phase 2 and Phase 3 clinical trials.

General and Administrative Expenses

General and administrative expenses were $8.2 million for the three months ended September 30, 2025, as compared to $6.5 million for the three months ended September 30, 2024, an increase of $1.7 million. The increase was primarily due to increases of $1.1 million in stock-based compensation expense and $0.6 million in personnel-related costs. The increase in costs was primarily due to increases in headcount and related expenses.

Other Income/(Expense)

Other income was $3.5 million for the three months ended September 30, 2025, as compared to $4.7 million for the three months ended September 30, 2024, a decrease of $1.2 million. The decrease was primarily due to higher cash and investment balances in the prior comparable period.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Revenues:
License revenue - former related party	$—	$4,909
License revenue	1,752	—
Total revenues	1,752	4,909
Operating expenses:
Research and development	85,743	56,692
General and administrative	24,401	18,165
Total operating expenses	110,144	74,857
Loss from operations	(108,392)	(69,948)
Other income/(expense):
Interest and investment income	10,852	13,375
Gain on investment in former related party	254	307
Loss on currency exchange, net	(54)	(91)
Other (expense)/income	(565)	(172)
Total other income	10,487	13,419
Net loss	$(97,905)	$(56,529)

Revenues

Under the terms of the Zenas Agreements, we recognized related party license revenue of nil and $4.9 million during the nine months ended September 30, 2025 and 2024, respectively. Additionally, under the terms of the Tenacia Agreements, we recognized license revenue of $1.8 million and nil for the nine months ended September 30, 2025 and 2024, respectively.

The decrease in total revenues was due to a decrease of reimbursable costs associated with claseprubart’s ongoing clinical trials that were subject to the Zenas Agreements and are subject to the Tenacia Agreements.

Research and Development Expenses

Research and development expenses were $85.7 million for the nine months ended September 30, 2025, as compared to $56.7 million for the nine months ended September 30, 2024, an increase of $29.0 million. This increase was due to: (1) a $18.5 million increase in external research and development costs, consisting of clinical operations activities, CMC activities, preclinical study costs, discovery expenses and licensing and milestone expenses related to claseprubart; and (2) a $10.5 million increase in internal research and development costs, consisting of personnel and related costs, stock-based compensation expense and other costs.

The $18.5 million increase in external research and development costs was due to a $19.1 million increase in expenses related to our lead product candidate, claseprubart, partially offset by a $0.6 million decrease in discovery activities. For the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, the increase in claseprubart related expense was due to increases of $21.1 million in clinical operations activities, $0.8 million in CMC activities, and $1.5 million in licensing and milestone expenses, partially offset by a decrease of $4.3 million in preclinical study costs. The increased costs of clinical operations activities, CMC activities and licensing and milestone expenses were due to activities related to claseprubart’s ongoing Phase 2 clinical trials in gMG and MMN and Phase 3 clinical trial in CIDP.

The $10.5 million increase in internal research and development costs was due to increases of $6.3 million in personnel and related costs, $3.6 million in stock-based compensation expense and $0.6 million in other expenses. The increase in costs was primarily due to increases in headcount and related expenses to support our ongoing Phase 2 and Phase 3 clinical trials.

General and Administrative Expenses

General and administrative expenses were $24.4 million for the nine months ended September 30, 2025, as compared to $18.2 million for the nine months ended September 30, 2024, an increase of $6.2 million. The increase was primarily due to increases of $4.2 million in stock-based compensation expense and $2.0 million in personnel-related costs. The increase in costs was primarily due to increases in headcount and related expenses.

Other Income/(Expense)

Other income was $10.5 million for the nine months ended September 30, 2025, as compared to $13.4 million for the nine months ended September 30, 2024, a decrease of $2.9 million. The decrease was primarily due to higher cash and investment balances in the prior comparable period.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our lead product candidate, claseprubart, DNTH212, or any other future product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our lead product candidate, claseprubart, DNTH212, or any other future product candidates to support potential future commercialization and providing general and administrative support for our operations, including the costs associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. See the section titled “Risk Factors” found elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025 for additional risks associated with our substantial capital requirements.

We have an open market sales agreement (the “ATM Agreement”) pursuant to which we may sell, from time to time shares of our common stock under an at-the-market (“ATM”) offering for an aggregate sales price of up to $200 million. Any sales of our common stock pursuant to the ATM Agreement are made under our registration statement on Form S-3 which was deemed effective by the SEC on October 9, 2024. To date, we have sold 1,503,708 shares of our common stock under the ATM offering program, with $160.8 million in remaining capacity under the ATM offering program.

To date, we have funded our operations primarily through public offerings for gross proceeds of $288.4 million, private placements of capital stock for gross proceeds of $423.5 million, and net proceeds of $39.2 million from our ATM offering program.

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

We have not generated any revenue from product sales. We do not expect to generate any meaningful product revenue unless and until we obtain regulatory approval of and commercialize claseprubart, DNTH212, or any other future product candidates, and we do not know when, or if, that will occur. In order to complete the development of claseprubart, DNTH212, or any other future product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize product candidates, if approved, we will require substantial additional capital. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, we expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings, such as our ATM offering program, or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from bank failures, other general macroeconomic conditions and otherwise. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners. We cannot provide assurance that we will ever generate positive cash flow from operating activities.

To date, we have funded our operations primarily with proceeds from the sale of capital stock and have raised aggregate gross proceeds of $288.4 million from public offerings, $423.5 million from private placements, and net proceeds of $39.2 million from our ATM offering program. However, we have incurred significant recurring losses. We generated net losses of $97.9 million and $56.5 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $272.3 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing, scope and results of our research and development activities. As of September 30, 2025, we had cash, cash equivalents and investments of $555.5 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments should be sufficient to fund our operations into 2028. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand and expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us.

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
•
the scope, timing, progress, results, and costs of researching and developing DNTH212 or any other future product candidates that we may pursue;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(82,077)	$(50,736)
Net cash used in investing activities	(160,036)	(263,702)
Net cash provided by financing activities	275,242	215,947
Increase/(decrease) in cash, cash equivalents and restricted cash	$33,129	$(98,491)

Cash Flows from Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities consisted of a net loss of $97.9 million, partially offset by a decrease in net operating assets and liabilities of $4.2 million and net non-cash operating expenses of $11.5 million. The decrease in net operating assets and liabilities was attributable to increases in accounts payable, accrued expenses and operating lease liabilities of $4.6 million and deferred revenue of $4.6 million and decreases in a receivable from Zenas of $0.8 million and other assets of $0.6 million, partially offset by an increase in accounts receivable of $5.0 million and prepaid expenses and other current assets of $1.4 million. The non-cash operating expenses consisted primarily of stock-based compensation expense of $16.8 million and amortization of right-of-use operating lease assets of $0.3 million, partially offset by accretion of discount on investment securities of $5.3 million and a gain on an investment in related party of $0.3 million.

For the nine months ended September 30, 2024, net cash used in operating activities consisted of a net loss of $56.5 million, partially offset by a decrease in net operating assets and liabilities of $0.1 million and net non-cash operating expenses of $5.7 million. The decrease in net operating assets and liabilities was primarily attributable to an increase in accounts payable, accrued expenses and operating lease liabilities of $5.9 million, partially offset by increases in other assets of $3.1 million, unbilled receivable from Zenas of $1.1 million, receivable from Zenas of $1.1 million and prepaid expenses and other current assets of $0.4 million and a decrease in deferred revenue of $0.1 million. The non-cash operating expenses consisted primarily of stock-based compensation expense of $9.0 million and amortization of right-of-use operating lease assets of $0.3 million, partially offset by accretion of discount on investment securities of $3.3 million and a gain on an investment in related party of $0.3 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities consisted primarily of $380.3 million of purchases of investment securities, partially offset by $220.3 million in proceeds from maturities of investment securities.

For the nine months ended September 30, 2024, net cash used in investing activities consisted primarily of $305.6 million of purchases of investment securities, partially offset by $42.0 million of proceeds from maturities of investment securities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities consisted primarily of $272.1 million of net proceeds from the public offering, $2.8 million of proceeds from the exercise of stock options and $0.3 million of proceeds from common stock issued under our ESPP.

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

In July 2020, we entered into a collaborative research agreement with IONTAS Limited (“IONTAS”) to perform certain milestone-based research and development activities under our first development program. The agreement was amended in January 2023 to extend services to additional development programs. We are obligated to pay development and commercial milestone payments of up to £5.4 million (approximately $7.3 million based on the September 30, 2025 exchange rate) with the first development program and of up to £2.5 million (approximately $3.4 million based on the September 30, 2025 exchange rate) with the second development program.

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

During the nine months ended September 30, 2025, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2025.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the quarter ended September 30, 2025.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans. The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 30, 2025:

Name (Title)	Action Taken (Date of Action)	Nature of Trading Arrangement	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Simrat Randhawa (Executive Vice President, Head of R&D)	Adoption (August 14, 2025)	Sale	Rule 10b5-1 trading arrangement	Through and including December 15, 2026	Up to 303,146 shares

Item 6. Exhibits.

Exhibit Number	Description
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

4.3**	Form of Pre-Funded Warrant of Dianthus Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
31.1*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

DIANTHUS THERAPEUTICS, INC.

Date: November 5, 2025	By:	/s/ Marino Garcia
Name: Marino Garcia
Title: President and Chief Executive Officer (Principal Executive Officer)

DIANTHUS THERAPEUTICS, INC.

Date: November 5, 2025	By:	/s/ Ryan Savitz
Name: Ryan Savitz
Title: Chief Financial Officer and Chief Business Officer (Principal Financial Officer)