Form 10-K
period 2025-12-31
Dianthus Therapeutics, Inc. /DE/
filed 2026-03-09
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s shares of Common Stock on The Nasdaq Capital Market on June 30, 2025, was $599.4 million.

The number of shares of the Registrant’s Common Stock outstanding as of March 4, 2026 was 44,471,094.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be included in Part III of this Annual Report on Form 10-K is set forth in, and incorporated by reference from, the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements, including, without limitation, statements concerning our plans, objectives, goals, expectations, hopes, beliefs, intentions, assumptions, projections, estimates or strategies and any underlying assumptions regarding the future, our future results of operations and financial position, including the sufficiency of our existing cash resources to fund our operations for as long as anticipated, our liquidity, capital resources, costs and expenses, capital requirements, commitments and contingencies, the development or commercial potential of claseprubart, DNTH212, or any other product candidate, our anticipated preclinical and clinical drug development activities, in particular with respect to claseprubart and DNTH212, and any timelines, developments or results in connection therewith, including the timing of data, the efficacy, safety profile, dosing amount or frequency, method of delivery or other potential therapeutic benefits of claseprubart and DNTH212, the receipt or timing of potential regulatory designations, approvals and commercialization of any product candidates, market size or addressable patient population and other statements, including those included under the sections titled “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “project,” “potential,” “possible,” “plan,” “seek,” “contemplate,” “goal,” “likely” or “continue” or the negative of these terms and similar expressions intended to identify forward-looking statements, but the absence of these terms does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts and are based on our current expectations and beliefs with respect to future events and their potential effects and impacts. There can be no assurance that future events affecting us will be those that have been anticipated. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.

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
•
our ability to advance the development of claseprubart, DNTH212, and our other potential product candidates or preclinical activities under the timelines we anticipate in planned and future clinical trials;
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company dedicated to developing potentially best-in-class therapies for patients living with severe autoimmune diseases. Our lead clinical-stage candidate, claseprubart, is a monoclonal antibody that is purposefully engineered with extended half-life, improved potency, and high selectivity for only the active C1s complement protein (“C1s”) – enabling less frequent and more convenient self-administered subcutaneous (“S.C.”) injections suitable for a pre-filled pen. Additionally, selective inhibition of the classical complement pathway may lower patient risk of infection from encapsulated bacteria by preserving immune activity of the lectin and alternative pathways. We believe claseprubart has the potential to address a broad array of complement-dependent diseases as currently available therapies and those in development leave room for improvements in efficacy, safety, and/or dosing convenience.

Our second clinical-stage candidate, DNTH212, is a first and potentially best-in-class, bifunctional fusion protein that targets plasmacytoid dendritic cell (“pDC”) BDCA2 to reduce Type 1 interferon production, while simultaneously inhibiting BAFF/APRIL to suppress B cell function. By targeting both the innate and adaptive immune systems via two clinically validated pathways that are known drivers of autoimmune disease pathogenesis, this complementary and differentiated approach has the potential to address multiple autoimmune indications with improved outcomes. DNTH212 is also designed with the potential for patient friendly convenient, infrequent, self-administered S.C. injections suitable for a pre-filled pen.

Our Pipeline

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

Overview of Development Plans of Claseprubart in Target Indications

In September 2025, we reported positive top-line results from the Phase 2 MaGic trial of claseprubart in patients with gMG and subsequently held an end-of-Phase 2 meeting with the FDA in the first quarter of 2026. We expect to initiate a Phase 3 registrational trial in gMG in mid-2026 and report top-line results in the second half of 2028.

In March 2026, we made an early GO announcement in the interim responder analysis for our Phase 3 CAPTIVATE trial of claseprubart in patients with CIDP due to achieving a target of 20 confirmed responders with less than the planned 40 participants completing Part A.

Claseprubart is also being evaluated in the Phase 2 MoMeNtum trial for patients with MMN, and we anticipate initial top-line results from this trial will be available in the second half of 2026.

MAGIC

The MaGic trial is a global, randomized, double-blind, placebo-controlled Phase 2 trial of claseprubart that enrolled 65 acetylcholine receptor positive (“AChR+”) participants with gMG. Following an initial loading dose, claseprubart was administered every two weeks (“Q2W”) via S.C. injection at a dose of 300mg/2mL or 600mg/4mL. The initial randomized treatment duration was 13 weeks, followed by a 52-week open-label extension (“OLE”). The primary endpoint of the study was safety and tolerability. Secondary and exploratory efficacy endpoints included Myasthenia Gravis Activities of Daily Living Scale (“MG-ADL”) and Quantitative Myasthenia Gravis (“QMG”) score assessments, as well as Minimal Symptom Expression (“MSE”), Myasthenia Gravis Composite (“MGC”) score, and the Myasthenia Gravis Quality of Life Scale (“MG-QOL-15r”).

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

Claseprubart was generally well tolerated with no drug-related serious adverse events (“SAE”) or discontinuations due to any related adverse event. Claseprubart had a favorable clinical safety profile comparable to placebo with no treatment-related serious bacterial infections and no clinical symptoms of emergent autoimmune disorders observed.

Efficacy Results

MG-ADL

•
Claseprubart dosed at 300mg S.C. Q2W achieved a statistically significant and clinically meaningful mean improvement from baseline of 4.6 points in MG-ADL score at Week 13 (placebo-adjusted improvement: 1.8 points; P=0.0113). A statistically significant improvement in the MG-ADL was also seen as early as Week 1 with 300mg.
•
Claseprubart dosed at 600mg S.C. Q2W achieved a statistically significant and clinically meaningful mean improvement from baseline of 5.4 points in MG-ADL score at Week 13 (placebo-adjusted improvement: 2.6 points; P=0.0006). A statistically significant improvement in the MG-ADL was also seen as early as Week 1 with 600mg.

•
As expected, there was no statistically significant difference between the claseprubart 300mg and 600mg arms in MG-ADL score at any time point.

QMG

•
Claseprubart dosed at 300mg S.C. Q2W achieved a statistically significant and clinically meaningful mean improvement from baseline of 4.4 points in QMG score at Week 13 (placebo-adjusted improvement: 2.4; P=0.0144). A statistically significant improvement in QMG was also seen as early as Week 1 with 300mg.
•
Claseprubart dosed at 600mg S.C. Q2W achieved a statistically significant and clinically meaningful mean improvement from baseline of 4.5 points in QMG score at Week 13 (placebo-adjusted improvement: 2.5; P=0.0111). A statistically significant improvement in QMG was also seen as early as Week 1 with 600mg.
•
As expected, there was no statistically significant difference between the claseprubart 300mg and 600mg arms in QMG score at any time point.

Efficacy Summary at Week 13

	Placebo N=22	Claseprubart 300mg Q2W N=21		Claseprubart 600mg Q2W N=22
		Absolute	Placebo-Adjusted	Absolute	Placebo-Adjusted
MG-ADL mean change from baseline	-2.8	-4.6	-1.8 (P=0.0113)*	-5.4	-2.6 (P=0.0006)*
QMG mean change from baseline	-2.0	-4.4	-2.4 (P=0.0144)*	-4.5	-2.5 (P=0.0111)*
MSE	14%	37%	23% (P=0.0550)*	27%	13% (P=0.1031)
MGC mean change from baseline	-3.1	-8.7	-5.6 (P=0.0008)*	-8.6	-5.5 (P=0.0008)*
MG-QoL-15r mean change from baseline	-3.9	-6.1	-2.2 (P=0.0414)*	-5.4	-1.5 (P=0.1122)

*One-sided p-values are presented for comparisons of claseprubart vs placebo, with any p-value below 0.1 considered nominally statistically significant.

Safety and Tolerability Results

•
Claseprubart was generally well tolerated and demonstrated a clinical safety profile in both treatment arms comparable to placebo.
•
No infection signal was observed, including no related serious bacterial infections in the treatment arms; the only related SAE of infection occurred in the placebo arm.
•
There were no symptoms indicative of autoimmune activation.
•
Injection site reactions (“ISRs”) were infrequent and generally mild, and there were no claseprubart discontinuations from randomized controlled trial (“RCT”) due to related adverse events.

In the OLE portion of the MaGic trial, patients who were on placebo during the randomized controlled portion of the trial received claseprubart 600mg Q2W without a loading dose. Data from the OLE demonstrate that after two doses of claseprubart 600mg Q2W, participants experienced robust reductions in MG-ADL and QMG at PK levels far below the steady state of the 300mg Q2W dose, supporting the potential for dosing of 300mg claseprubart every four weeks (“Q4W”).

Based on the outcome of our end-of-Phase 2 meeting with the FDA held in the first quarter of 2026, we expect to initiate a registrational Phase 3 trial of claseprubart evaluating 300mg Q2W and 300mg Q4W in gMG patients in mid-2026 and report top-line results in the second half of 2028.

CAPTIVATE

The CAPTIVATE trial is a single, two-part, randomized withdrawal global Phase 3 trial of claseprubart in patients with CIDP. In the open label Part A of this trial, participants will be administered claseprubart with a loading dose followed by 300mg/2mL administered Q2W via S.C. injection for up to 13 weeks. Only participants who respond to claseprubart in Part A, as measured as greater than or equal to one point decrease (improvement) in adjusted Inflammatory Neuropathy Cause and Treatment (“INCAT”) disability score compared to Part A baseline, are randomized into Part B, a double-blind, placebo-controlled treatment period of up to 52 weeks, where they will be assessed for prevention of relapse, safety and tolerability, followed by an OLE period. Part A included an interim responder analysis of the first 40 participants to complete Part A. Our target for the Part A interim responder analysis was a response rate of 50% or greater (i.e., ≥20 confirmed responders out of first 40 participants to complete Part A) based on precedent set with aC1s inhibition. In March 2026, we announced that we achieved our target of 20 confirmed responders in Part A early, with less than 40 participants completing Part A. We believe that this single pivotal trial will support a Biologics License Application (“BLA”) filing in adult patients with CIDP.

Based on the interim responder analysis for Part A, we plan to seek regulatory approval to revise the study design for the CAPTIVATE trial, as shown below.

MOMENTUM

The MoMeNtum trial is a global, randomized, double-blind, placebo-controlled Phase 2 study designed to evaluate the safety, tolerability, and efficacy of claseprubart in 36 patients with MMN. Following determination of immunoglobulin (“Ig”) dependency and responsiveness, patients will be randomized to receive placebo or claseprubart with a loading dose followed by 300mg/2mL or 600mg/4mL administered Q2W via S.C. injection. The initial S.C. treatment duration is 17 weeks followed by a 52-week OLE. The primary endpoint of this study is safety and tolerability. Secondary endpoints include time to intravenous immunoglobulin (“IVIg”) retreatment, time to relapse, and assessments of muscle and grip strength. We anticipate initial top-line results from this trial will be available in the second half of 2026.

Claseprubart Phase 1 Healthy Volunteer Data

Data from the Phase 1 clinical trial of claseprubart in 60 healthy volunteers across eight dose cohorts validates the extended half-life and potent classical pathway inhibition and supports a potentially differentiated safety profile of claseprubart. The top-line data confirmed its approximately 60-day half-life and highly potent classical pathway inhibition with Q2W S.C. dosing of 300mg/2mL surpassing the serum concentration required to surpass 90% classical pathway inhibition in a hemolytic assay estimated to be 87ug/mL, establishing claseprubart’s best-in-class potential to be the first self-administered S.C. injection dosed infrequently to treat a range of autoimmune disorders. Claseprubart was generally well tolerated with no SAEs or complement-related infections.

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

A two-part Phase 1 study in China in healthy volunteers (Part A) and patients with systemic lupus erythematosus (Part B) was initiated in December 2025, with top-line results in healthy volunteers expected in the second half of 2026.

Our Strategy

Our goal is to continue to develop potentially best-in-class therapies for patients living with severe autoimmune diseases. The key components of our strategy are as follows:

•
Initiate a global Phase 3 clinical trial of claseprubart in gMG in mid-2026, and expect to report top-line results in the second half of 2028.
•
Continue enrollment of claseprubart in our global Phase 3 clinical trial in CIDP.
•
Continue enrollment of claseprubart in our global Phase 2 clinical trial in MMN to report top-line results in the second half of 2026.
•
Explore claseprubart in a broad range of diseases where the classical pathway plays a significant role in the disease pathology, beyond gMG, CIDP and MMN.

•
Continue to advance our second clinical candidate, DNTH212, as a potentially best-in-class bifunctional BDCA2 and BAFF/APRIL inhibitor for severe autoimmune diseases.
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

C1s is unique to the classical pathway and thus provides a therapeutic opportunity to selectively target antibody-driven autoimmune and inflammatory disorders mediated by the classical pathway while leaving the lectin and alternative pathways intact. This may result in distinct safety advantages over current FDA-approved downstream complement inhibitors, such as those approved for the treatment of gMG, which inhibit MAC formation from all three complement pathways and currently have an FDA Boxed Warning for serious meningococcal infections and an associated Risk Evaluation and Mitigation Strategy (“REMS”) program.

Claseprubart for the Treatment of Generalized Myasthenia Gravis

Overview of Myasthenia Gravis

Myasthenia Gravis (“MG”) is a rare, chronic autoimmune disease characterized by muscle weakness due to inhibition of acetylcholine mediated muscle contraction. In MG, patients have autoantibodies directed against specific proteins of the neuromuscular endplate. MG is most commonly diagnosed in women between 20 and 39 years of age, and in men between 50 and 70 years of age. Clinically, MG can be classified as either ocular or generalized. In ocular MG, impairment is limited to the eye muscles, with symptoms such as diplopia and ptosis. Approximately 80% of ocular MG cases progress to gMG. Based on Komodo claims data, we believe there are more than 100,000 individuals in the United States with acetylcholine receptor antibody-positive gMG. Common symptoms of gMG include weakness of limb muscles and dysphagia (difficulty swallowing) or slurred speech resulting from weakness of oropharyngeal muscles (those involved in jaw and throat movement). Weakness of respiratory muscles is of particular concern, as it may lead to myasthenic crisis, a life-threatening condition requiring ventilatory support that occurs in approximately 15-20% of gMG patients. Patients with gMG may experience impaired vision, speech, and mobility, shortness of breath, difficulty swallowing and eating, and fatigue, all of which can have a profound negative effect on activities of daily life. Measures of both mental and physical health indicate a substantially lower quality of life for patients with gMG compared with the general population. Quality of life can be further negatively impacted in patients with refractory MG in terms of disease exacerbations, emergency department visits, and hospitalizations.

Role of Classical Pathway and C1s in the Pathogenesis of Myasthenia Gravis

In approximately 85% of gMG cases, antibodies to the acetylcholine receptors are identified (AChR+ gMG patients). These autoantibodies bind to the acetylcholine receptor and activate C1q which activates C1r. C1r in turn activates C1s which undergoes a conformational change allowing it to cleave C4 and initiating the classical complement pathway. Classical pathway activation ultimately results in MAC associated destruction at the motor end plate. As illustrated in the figure below, antibody-mediated classical complement activation leads to significant damage at the neuromuscular junction in patients with gMG, with the loss of characteristic anatomical folds.

Current gMG Treatments and their Limitations

The acetylcholinesterase inhibitor pyridostigmine has been used to treat neuromuscular symptoms of gMG since the 1950s. However, most patients require additional immunosuppressants such as steroids, azathioprine, mycophenolate, cyclosporine A, or rituximab. Although these therapies have shown some success, many patients continue to have unmet need and experience undesirable side effects, and none of these therapies have been approved for gMG. The treatment landscape for MG has continued to evolve. Plasmapheresis (“PLEX”) and IVIg therapy are therapeutic options, although these are more invasive treatments often reserved for MG crisis. FcRn targeted therapy is another treatment for gMG. FcRn promotes activity of pathogenic autoantibodies by protecting IgG from degradation. Efgartigimod, marketed as Vyvgart, is a humanized anti-FcRn-IgG1 Fc fragment that is designed to reduce the level of all serum IgG and AChR antibodies and was approved by the FDA for the treatment of gMG in adult patients who are AChR antibody positive in 2021. Vyvgart’s current dosing paradigm is 10 mg/kg administered as an I.V. infusion over one hour once weekly for four weeks. In patients weighing 120 kg or more, the recommended dose is 1200 mg per infusion. A S.C. formulation of Vyvgart, Vyvgart Hytrulo, was approved by the FDA in 2023. Vyvgart Hytrulo can either be administered as a single-dose vial of 1008 mg per injection once weekly for four weeks over approximately thirty to ninety seconds by a healthcare professional only or as a single-dose prefilled syringe of 1000 mg per injection once weekly for four weeks over approximately twenty to thirty seconds by patients and/or caregivers. For both formulations, subsequent treatment cycles are based on clinical evaluation.

Complement inhibitors for the treatment of AChR antibody-positive gMG emerged in 2017 with eculizumab, marketed as Soliris, a recombinant humanized monoclonal antibody against complement protein C5. More recently, another C5 inhibitor, ravulizumab, marketed as Ultomiris, was approved by the FDA for the treatment of adult patients with gMG who are AChR antibody positive in 2022. These treatments require higher dose I.V. infusions and carry the risk of life-threatening infections such as meningococcal infections due to being terminal complement inhibitors, and, as a result, have an FDA Boxed Warning and an associated REMS program.

As such, we believe claseprubart has the potential to meaningfully transform the standard of care in gMG as a potent, lower dose, lower frequency, self-administered S.C. injection with no FDA Boxed Warning, REMS, or requirement for cycling of treatment such as with FcRn inhibitors. As it is designed to be a more patient-friendly, predictable, convenient and a less burdensome biologic, claseprubart has the potential to become a first-line biologic treatment option. Thus, claseprubart could compete for early treatment of AChR positive gMG patients versus IVIg, terminal complement inhibitors and FcRn inhibitors, as well as for use in patients that do not adequately respond to other biologics, such as IVIg or FcRn inhibitors.

Claseprubart for the Treatment of Other Autoimmune and Inflammatory Diseases

The classical pathway is activated through interaction of the C1 complex with antibody-antigen complexes. We believe it is therefore rational to propose that compounds specifically targeting the classical pathway and specifically C1s, such as claseprubart, would be well-suited for the potential treatment of autoimmune or inflammatory disease conditions where autoantibodies are implicated, such as CIDP and MMN.

Overview of CIDP

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

Current CIDP Treatments and their Limitations

Over 70% of CIDP patients require ongoing treatment with immunosuppressants such as IVIg, S.C. immune globulin, PLEX or steroids. In June 2024, Vyvgart Hytrulo, marketed by argenx, was approved for the treatment of CIDP. Vyvgart Hytrulo can either be administered as a single-dose vial of 1008 mg per injection once weekly over approximately thirty to ninety seconds by a healthcare professional only or as a single-dose prefilled syringe of 1000 mg per injection once weekly over approximately twenty to thirty seconds by patients and/or caregivers. Despite treatment, a significant number of patients do not achieve clinical remission and there remains a significant unmet clinical need for this disease. Given the role of the complement system in the disease pathology, patients may benefit from a selective C1s inhibitor.

Overview of MMN

MMN is a pure motor neuropathy associated with asymmetric deficits with predilection for upper limb involvement. It is an underrecognized disease with U.S. prevalence estimates of approximately 10,000 individuals. MMN predominantly affects males as compared to females (3:1). Clinical symptoms consist of progressive or stepwise muscle weakness in the distribution of affected peripheral nerves, without loss of sensory modalities. The muscle weakness is asymmetric and causes predominantly upper limb weakness, such as weakness in hand grip, finger movements or wrist drop. The disease is progressive and can cause substantial disability and loss of function, due to the involvement of upper limbs.

Role of Classical Pathway and C1s in the Pathogenesis of MMN

Approximately 50% of patients have an IgM autoantibody against GM1, a genetic disorder that progressively destroys nerve cells in the brain and spinal cord, that is found at nodes of Ranvier mainly in peripheral motor nerves, causing immune mediated motor neuropathy with variable conduction block. There is evidence to support the role of complement in the pathophysiology of MMN. Sera from MMN patients has been shown to activate complement in vitro. There is complement deposition in the affected nerves, and the degree of complement deposition correlates with the response to Ig therapy. As described above, inhibition of C1s reverses the pathological effects in a recently developed MMN model.

Current MMN Treatments and their Limitations

Intravenous and S.C. Ig therapy is approved by the FDA for treatment of adult patients with MMN. Most patients require chronic long-term therapy with immunoglobulins with variable response in up to 80% of patients. Steroids and PLEX are generally ineffective and can worsen clinical symptoms. Other immunosuppressants, such as rituximab, have been used with variable efficacy. Treatment options are limited and there remains a significant unmet clinical need for this disease, such as a selective C1s inhibitor in patients with MMN.

Intellectual Property

As of February 10, 2026, we wholly own the patent portfolio covering our C1s selective antibodies, including two issued U.S. patents, three pending PCT applications, three pending non-provisional applications in the United States and pending foreign patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Mexico, New Zealand, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan and United Arab Emirates. Our rights under the patent applications in China, Hong Kong and Taiwan are licensed to Tenacia Biotechnology (Hong Kong) Co., Limited, as further described below. The applications are directed to, among other things, antibodies that selectively bind to active C1s and methods of using these antibodies, including methods of treating C1s mediated disorders, and pharmaceutical formulations comprising these antibodies. Patents issuing from these applications covering claseprubart would be expected to expire no earlier than 2043, subject to any disclaimers or extensions. We continue to develop additional pharmaceutical formulations for claseprubart and will file patent applications to protect the same as appropriate.

Commercial

Should any of our product candidates be approved for commercialization, we intend to develop a plan to commercialize them in the United States and other key markets, through internal infrastructure and/or external partnerships in a manner that will enable us to realize the full commercial value of our programs. Given the company’s stage of development, we currently do not have a commercial organization for the marketing, sales and distribution of pharmaceutical products.

We are currently a party to a license agreement with Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”) for claseprubart, pursuant to which Tenacia has development and commercialization rights in the People’s Republic of China, including Hong Kong, Macau, and Taiwan (“Greater China”). Additionally, we are party to a license agreement with Leads for DNTH212, pursuant to which Leads has development and commercialization rights in Greater China. Outside of Greater China, we currently hold worldwide development and commercialization rights, including through exclusive licenses, to all of our product candidates.

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

In light of the recently enacted BIOSECURE Act, which prohibits federal agencies from entering into procurement contracts with an entity that uses biotechnology equipment or services from a biotechnology company of concern, we are strengthening our supply chain in the event that WuXi Biologics or one of our other manufacturers is impacted by the BIOSECURE Act or any similar legislation. We will closely monitor whether the BIOSECURE Act or new legislation may impact our future manufacturing strategy, and we will implement mitigations and supply chain redundancies, as needed. See the risk factor entitled “We currently rely and expect to rely in the future on the use of manufacturing suites in third-party facilities or on third parties to manufacture claseprubart, DNTH212 and any other product candidates, and we may rely on third parties to produce and process our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers encounter difficulties in production.”

Competition

We expect to face intense competition from other biopharmaceutical companies that are developing agents for the treatment of autoimmune and inflammatory diseases.

Generalized Myasthenia Gravis

There is significant competition in gMG. AstraZeneca’s Soliris® and Ultomiris®, both I.V. C5 inhibitors, argenx’s Vyvgart® (efgartigimod) and Vyvgart® Hytrulo, an I.V. and S.C. FcRn inhibitor, respectively, UCB S.A. Rystiggo® (rozanolixizumab), a weekly S.C. infusion FcRn inhibitor and Zilbrysq® (zilucoplan), a daily S.C. injection C5 inhibitor, Johnson and Johnson’s Imaavy, an I.V. FcRn inhibitor, and Amgen’s Uplizna, an I.V. CD19-directed cytolytic antibody, are approved by the FDA for the treatment of gMG in patients who are AChR positive. There are several other companies developing compounds in mid- to late-stage clinical development for the treatment of gMG using various approaches and modalities.

Chronic Inflammatory Demyelinating Polyneuropathy

There is significant competition in CIDP, including, among others, Pfizer’s PANZYGA®, a 10% Immune Globulin Infusion (Human), CSL Behring’s Hizentra®, a 20% Immune Globulin S.C. (Human), and Grifols Therapeutics’ Gamunex-C®, a 10% Immune Globulin Injection (Human) and argenx’s Vyvgart® Hytrulo, an FcRn inhibitor, approved by the FDA for CIDP. Sanofi is conducting two Phase 3 clinical trials of riliprubart (SAR445088), a C1s inhibitor. argenx’s empasiprubart (ARGX-117), an I.V. C2 inhibitor that blocks both the classical and lectin pathways, is being evaluated in two Phase 3 clinical trials.

Multifocal Motor Neuropathy

Currently, Takeda’s Gammagard Liquid, a 10% Immune Globulin Infusion (Human), is the only therapy approved by the FDA for MMN. However, there are few agents in development for MMN. argenx’s empasiprubart (ARGX-117), an I.V. C2 inhibitor that blocks both the classical and lectin pathways, is in a Phase 3 clinical trial.

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

Accordingly, competitors may be more successful than us in obtaining regulatory approval for therapies and in achieving widespread market acceptance of their drugs. It is also possible that the development of a cure or more effective treatment method for any of our targeted indications by a competitor could render our product candidates non-competitive or obsolete, or reduce the demand for our product candidates before we can recover our development and commercialization expenses.

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

On June 10, 2022, in connection with Zenas’s exercise of the option, we entered into a license agreement with Zenas (the “Zenas License Agreement” and together with the Zenas Option, the “Zenas Agreements”), under which we granted Zenas an exclusive, sublicensable license under certain patents and know-how to research, develop, manufacture, and commercialize monoclonal antibody antagonists targeting the human Complement C1s protein (including the antibody sequence of claseprubart) and, if and when the option is exercised, the human Complement C2 protein, in Greater China (the “Territory”). As consideration for the license, we were eligible to receive: (i) development milestone payments of up to $11.0 million; (ii) an approximate $1.1 million payment for reimbursement of a portion of development costs we previously incurred; (iii) reimbursement of a portion of costs related to chemistry, manufacturing, and controls (“CMC”) and expenses for the first antibody sequence through the manufacture of the first two batches of drug product; and (iv) reimbursement of a portion of certain non-CMC-related costs and expenses. Additionally, we were eligible to receive royalty payments based on a percentage of the annual net sales of the licensed products sold on a region-by-region basis in the Territory. The royalty rate varied from the mid-single digits to the low teens based on different tiers of annual net sales of the licensed products. Zenas was obligated to make royalty payments to us for the royalty term of the Zenas License Agreement.

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

Biologics Master Services Agreement — WuXi Biologics (Hong Kong) Limited

On March 22, 2021, we entered into a biologics master services agreement (the “WuXi Biologics MSA”) with WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”). The WuXi Biologics MSA governs development activities and good manufacturing practices (“GMP”) manufacturing and testing for claseprubart, as well as potential future candidates, on a work order basis. Under the WuXi Biologics MSA, we are obligated to pay WuXi Biologics a service fee and all non-cancellable obligations, including potential milestone payments, in the amount specified in each work order associated with the agreement for the provision of services.

The WuXi Biologics MSA terminates on the later of (i) March 22, 2028 or (ii) the completion of services under all work orders executed by the parties prior to March 22, 2026, unless terminated earlier. The term of each work order terminates upon completion of the services under such work order, unless terminated earlier. We can terminate the WuXi Biologics MSA or any work order at any time upon 30 days’ prior written notice and immediately upon written notice if WuXi Biologics fails to obtain or maintain required material governmental licenses or approvals. Either party may terminate a work order (i) at any time upon six months’ prior notice with reasonable cause, provided however that if WuXi Biologics terminates a work order in such manner, no termination or cancellation fees shall be paid by us and (ii) immediately for cause upon (a) the other party’s material breach that remains uncured for 30 days after notice of such breach, (b) the other party’s bankruptcy or (c) a force majeure event that prevents performance for a period of at least 90 days.

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

License Agreement with Nanjing Leads Biolabs Co. Ltd.

On October 16, 2025, we entered into a license and collaboration agreement (the “Leads License Agreement”) with Leads, pursuant to which we received a royalty-bearing, exclusive license outside of Greater China from Leads to develop, manufacture, commercialize, or otherwise exploit DNTH212, a bifunctional fusion protein being developed in China by Leads as LBL-047. We also obtained certain non-exclusive rights to perform development and manufacturing activities in Greater China to support DNTH212 outside of Greater China. DNTH212 is an investigational, extended half-life bifunctional fusion protein targeting plasmacytoid dendritic cell BDCA2 to reduce Type 1 interferon production, while simultaneously inhibiting BAFF/APRIL to suppress B cell function. On December 23, 2025, we and Leads jointly announced the initiation of a Phase 1 clinical trial for LBL-047 (DNTH212).

Under the terms of the Leads License Agreement, we will pay Leads up to $38.0 million, comprised of $30.0 million in upfront and near-term milestone payments, plus an additional $8.0 million milestone, payable in cash or shares of our common stock at our election, upon the initiation of a Dianthus-led Phase 1 study, for exclusive rights to develop and commercialize DNTH212 globally outside of Greater China. Leads will also be eligible to receive up to $962.0 million in development and regulatory approval milestones across three key geographies and sales-based milestones across five indications, as well as tiered royalties from mid-single digits up to a low double-digit on ex-Greater China net sales. During the three months ended December 31, 2025, we paid Leads $25.0 million in upfront and near-term milestone payments. In addition, we recorded $5.0 million of milestone payments within the accounts payable line item on our consolidated balance sheet as of December 31, 2025.

The Leads License Agreement will remain in effect on a country-by-country and product-by-product basis until expiration of the applicable royalty term, unless earlier terminated. Each party has customary termination rights, including for uncured material breach, insolvency, patent challenge, or, in our case, for convenience.

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

U.S. Biologics Regulation

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Public Health Service Act (“PHSA”) and other federal, state, local, and foreign statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative action and judicial sanctions. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”) regulation;
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

Preclinical and Clinical Development

Prior to beginning any clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. In April 2025, the FDA published a roadmap to reduce animal testing in preclinical safety studies, including those required in INDs, with scientifically validated new approach methodologies. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure, including that the study was conducted in accordance with cGCP requirements, including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary. The cGCP requirements encompass both ethical and data integrity standards for clinical studies.

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

In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted, except that the PREA will apply to an original BLA for a new active ingredient that is orphan-designated if the biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

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

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same approved use or indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or if the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the same use or indication for which the already-approved or licensed product was approved or licensed. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

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

Regulation of Combination Products

Certain therapeutic products are comprised of multiple components, such as drug components, biologic components, and device components, that would normally be subject to different regulatory frameworks by the FDA and frequently regulated by different centers at the FDA. These products are known as combination products. Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug/biologic-device combination product is attributable to the drug or biological product, the FDA center responsible for premarket review of the drug or biological product would have primary jurisdiction for the combination product. The FDA has also established the Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute. A combination product with a primary mode of action attributable to the drug or biologic component generally would be reviewed and approved pursuant to the drug or biologic approval processes set forth in the FDCA. In reviewing the new drug application or BLA for such a product, however, FDA reviewers would consult with their counterparts in the FDA’s Center for Devices and Radiological Health to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products with both device and drug/biologic components are subject to cGMP requirements applicable to both drugs and devices, including the Quality Management System Regulation applicable to medical devices.

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

The AKS prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand, and prescribers and purchasers on the other. The government often takes the position that to violate the AKS, only one purpose of the remuneration need be to induce referrals, even if there are other legitimate purposes for the remuneration. There are a number of statutory exceptions and regulatory safe harbors protecting some common commercial activities from AKS prosecution, but they are drawn narrowly and practices that involve remuneration, such as consulting agreements, for persons in a position to refer or recommend federally reimbursable healthcare business that may be alleged to be intended to induce prescribing, purchasing or recommending, and may be subject to scrutiny if they do not qualify for an exception or regulatory safe harbor. Qualifying for a statutory exception or regulatory safe harbor requires satisfying all of the criteria for the exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS, but it does increase the risk of regulatory scrutiny. Ultimately, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The FCA, and civil monetary penalty laws, which can be enforced through civil whistleblower or qui tam actions, prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of federal government funds, including in federal healthcare programs, that are false or fraudulent. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that “caused” the submission of false claims to federal healthcare programs. Under the AKS, for example, a claim resulting from a violation of the AKS is deemed to be a false or fraudulent claim for purposes of the FCA.

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

We are also subject to federal price reporting laws and federal consumer protection and unfair competition laws. Federal price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products. Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.

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

Data Privacy and Security

Numerous state, federal, and foreign laws govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information and could apply to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations impose data privacy, security, and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable protected health information (“PHI”) for or on behalf of such covered entities. These requirements imposed by HIPAA and HITECH on covered entities and business associates include entering into agreements that require business associates protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present, or future physical or mental health or condition or information about a patient’s receipt of health care if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity, and availability of all PHI created, received, maintained, or transmitted in electronic form, to identify and protect against reasonably anticipated threats or impermissible uses or disclosures to the security and integrity of such PHI; and reporting of breaches of PHI to individuals and regulators.

Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with the U.S. Department of Health and Human Services (“HHS”) to settle allegations of HIPAA non-compliance. A covered entity or business associate is also liable for civil money penalties for a violation that is based on an act or omission of any of its agents, which may include a downstream business associate, as determined according to the federal common law of agency. HITECH also increased the civil and criminal penalties applicable to covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.

In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, that govern the privacy and security of health-related information, specifically, may apply even when HIPAA does not and impose additional requirements.

Even when HIPAA and state health information privacy laws do not apply, according to the Federal Trade Commission and state attorneys general, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act and state consumer protection laws.

In addition, certain state laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”), govern the privacy and security of personal information, including health-related information, in certain circumstances, some of which are more stringent than HIPAA in various ways. Numerous other states have passed similar laws, but many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA/CPRA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, rights to California residents in relation to their personal information. Health information falls under the CCPA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. The CCPA and numerous other comprehensive privacy laws that have passed or are being considered in other states, as well as at the federal and local levels, exempt PHI that is subject to HIPAA; and others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.

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

Coverage and Reimbursement

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as

Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

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

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. The IRA provides CMS with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. On August 29, 2023, HHS announced the list of the first ten drugs subject to price negotiations. These price negotiations occurred in 2024. In January 2025, CMS announced a list of 15 additional Medicare Part D drugs that will be subject to price negotiations. The IRA also provides a new “inflation rebate” covering Medicare patients that took effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision requires drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Part B and Part D increases faster than the rate of inflation. To support biosimilar competition, beginning in October 2022, qualifying biosimilars may receive a Medicare Part B payment increase for a period of five years. Separately, if a biologic drug for which no biosimilar exists delays a biosimilar’s market entry beyond two years, CMS will be authorized to subject the biologics manufacturer to price negotiations intended to ensure fair competition. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain.

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

Finally, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union (“EU”) provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state measures designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS adopted a final rule allowing Medicare Advantage Plans the option to use step therapy for Part B drugs, permitting Medicare Part D plans to apply certain utilization controls to new starts of five of the six protected class drugs, and requiring the Explanation of Benefits for Part D beneficiaries to disclose drug price increases and lower cost therapeutic alternatives, which went into effect on January 1, 2021. In May 2025, the Trump Administration renewed the idea of international reference pricing through an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the HHS and other agencies to communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the MFN target price will be the lowest price paid in an Organisation for Economic Co-operation and Development country with a gross domestic product (“GDP”) per capita of at least 60% of the U.S. GDP per capital. In addition, in December 2025, CMS proposed new drug payment models to lower drug prices for Medicare beneficiaries; under the models, CMS would explore potential adjustments to Medicare drug inflation rebate calculations by comparison to international drug pricing information. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business.

Notwithstanding the IRA, continued legislative and enforcement interest exists in the United States with respect to specialty drug pricing practices. Specifically, we expect government authorities to continue pushing for transparency to drug pricing, reducing the cost of prescription drugs under Medicare, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Regulation in the European Union

European Data Laws

The processing of personal data, including health-related personal data in the European Economic Area (“EEA”) is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”) and related data protection laws in individual EEA countries. In the United Kingdom (“UK”), the processing of personal data is mainly governed by the GDPR as incorporated into UK law pursuant to the European Union (Withdrawal) Act 2018 (the “UK GDPR”). The GDPR and UK GDPR impose a number of strict obligations and requirements for the processing, including collecting, analyzing and transferring, of personal data of individuals in the EEA or in the UK, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR and the UK GDPR include requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and obligations relating to the security and confidentiality of the personal data. EEA countries may also impose additional requirements in relation to the processing of health, genetic and biometric data through their national legislation.

In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the European Commission (“EC”) to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on the appropriate safeguards, data exporters, with the assistance of the date importers, are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the safeguards in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA to the United States, on July 10, 2023, the EC adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework. With regard to the transfer of data from the EEA to the UK, based on the EC’s adequacy decision of June 28, 2021 and subsequent renewals, personal data may continue to flow freely from the EEA to the UK on the basis that the UK is deemed to provide an adequate level of data protection until December 27, 2031. The adequacy decisions will automatically expire unless renewed.

With respect to transfers from the UK to other countries, these transfers are also subject to specific transfer rules under the UK regime. These UK international transfer rules broadly mirror the EU GDPR rules.

On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (“IDTA”) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (“UK Addendum”) and a document setting out transitional provisions. The IDTA and UK Addendum came into force on March 21, 2022 and are the primary UK-approved mechanisms for putting in place appropriate safeguards for UK restricted transfers, subject to transitional arrangements for legacy SCCs. Regarding transfers from the UK to the EEA, the UK Information Commissioner’s Office (“ICO”) guidance indicates that organizations do not need new arrangements. With regard to the transfer of personal data from the UK to the United States, the UK government has adopted an adequacy decision for the UK Extension to the EU-US Data Privacy Framework, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the United States as offering an adequate level of data protection where the recipient is a United States organization certified to the EU-US Data Privacy Framework and participating in the UK Extension to the EU-US Data Privacy Framework.

Failure to comply with the requirements of the GDPR or UK GDPR and the related national data protection laws of the EEA countries may result in significant monetary fines for noncompliance of up to €20.0 million or £17.5 million (as applicable), 4% of the total worldwide annual turnover (for higher-tier infringements). This is enforced by ICO and is entirely separate from fines under EU GDPR. In addition, violations of national laws can trigger additional administrative penalties, investigations, corrective orders, temporary or definitive bans, and, in some jurisdictions, and a number of criminal offenses for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed.

Data protection authorities from the different EEA countries may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EEA.

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

Under the CTR, a sponsor is able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal (the “Clinical Trials Information System” or “CTIS”). One national regulatory authority (the reporting EU member state proposed by the applicant) will take the lead in validating and evaluating the application, consult and coordinate with the other concerned EU Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned EU Member States. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such member state. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU database, including a layperson’s summary. Since January 31, 2023, submission of initial clinical trial applications via CTIS is mandatory and CTIS serves as the single entry point for submission of clinical trial-related information and data. As of January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive were required to comply with the CTR and have to be transitioned to CTIS.

Under the CTR, national laws, regulations, and the applicable cGCP and GLP standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on Good Clinical Practice and the ethical principles that have their origin in the Declaration of Helsinki. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the National Competent Authority and to the Ethics Committees of the EU member state where they occur.

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

Drug Marketing Authorization

In the EEA, after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining an MA. To obtain an MA of a drug under EU regulatory systems, an applicant can submit an MAA through, amongst others, a centralized or decentralized procedure. To be used or sold in the UK, a drug must have an effective MA granted by the Medicines and Healthcare Products Regulatory Agency (“MHRA”) under the Human Medicines Regulations 2012 (SI 2012/1916), as amended. MA applications are submitted electronically via the MHRA Submissions Portal. Under the MHRA’s national assessment procedure, the MHRA generally aims to reach a decision within 210 “clock-on” days, excluding any “clock-stops” while the applicant prepares responses to the MHRA questions.

On August 30, 2023, the MHRA published detailed guidance on its recently announced new International Recognition Procedure (“IRP”) for MAAs. The IRP applies since January 1, 2024 and replaces existing EU reliance procedures to apply for authorizations from seven international regulators (e.g. Health Canada, Swiss Medic, FDA, EMA, among others). The IRP allows medicinal products approved in other jurisdictions that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the UK.

Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

Centralized Authorization Procedure

The centralized procedure provides for the grant of a single MA that is issued by the EC following the scientific assessment of the application by the EMA that is valid for all EU Member States as well as in the three additional EEA Member States (Norway, Iceland and Liechtenstein). The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy or tissue engineered medicines) and medicinal products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune diseases and other immune dysfunctions, and viral diseases). For medicinal products containing a new active substance not yet authorized in EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a MA through the centralized procedure.

Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting MA within 67 days after receipt of the CHMP opinion.

Decentralized Authorization Procedure

Medicines that fall outside the mandatory scope of the centralized procedure have three routes to authorization: (i) they can be authorized under the centralized procedure if they concern a significant therapeutic, scientific or technical innovation, or if their authorization would be in the interest of public health; (ii) they can be authorized under a decentralized procedure where an applicant applies for simultaneous authorization in more than one EU member state; or (iii) they can be authorized in an EU member state in accordance with that state’s national procedures and then be authorized in other EU countries by a procedure whereby the countries concerned agree to recognize the validity of the original, national MA (mutual recognition procedure).

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

For the UK, the period of three years during which the drug has not been marketed in Great Britain will be restarted from the date of conversion to a Great Britain MA. Following Windsor Framework changes, which became effective January 1, 2025, EU authorizations are no longer valid in Northern Ireland and centrally authorized products are instead authorized by the MHRA under UK-wide marketing authorizations; existing licenses for product licensed by the MHRA that covers Great Britain only become geographically valid UK-wide while retaining their license number/prefix.

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

Data and Market Exclusivity

As in the United States, it may be possible to obtain a period of market and/or data exclusivity in the EU that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received a MA) and prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application, obtaining an MA or placing the product on the market. New Chemical Entities (“NCE”) approved in the EU qualify for eight years of data exclusivity and 10 years of marketing exclusivity.

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

Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the EU’s regulatory authorities to include a NCE. Even if a compound is considered to be a NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the medicinal product if such company can complete a full MAA with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its product.

On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation and negotiations are still ongoing. The timing for finalization of these negotiations and entry into force are unclear.

The current drafts envisage a shortening of the periods of data exclusivity from eight to six years (with transferrable vouchers for an additional year of market protection as an incentive for the development of new antibiotics), earlier regulatory guidance and extension of market exclusivity for orphan medicines (depending on certain conditions), four-year data exclusivity for additional indications of existing products, and rules governing the availability of products (including shortage prevention plans and some supply obligations for manufacturers).

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

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation (i.e., the condition prevalence or financial returns criteria under Article 3 of Regulation (EC) No. 141/2000 on orphan medicinal products). When the period of orphan market exclusivity for an indication ends, the orphan drug designation for that indication expires as well. Orphan exclusivity runs in parallel with normal rules on data exclusivity and market protection. Additionally, a MA may be granted to a “similar medicinal product” (orphan or not) for the same or overlapping indication subject to certain requirements.

In the UK, following the post-Brexit transition period, a system for incentivizing the development of orphan medicines was introduced. Overall, the requirements for orphan designation largely replicate the requirements in the EU and the benefit of market exclusivity has been retained. Products with an orphan designation in the EU can be considered for an orphan MA in Great Britain and, marketing authorizations granted for products that fulfill UK orphan criteria are valid UK-wide regardless of whether there is an EU orphan designation. The MHRA will review applications for orphan designation at the time of an MA, and will offer incentives, such as market exclusivity and full or partial refunds for MA fees to encourage the development of medicines in rare diseases. Separately, the MHRA has stated that it is considering updating its licensing framework for orphan medicines, with a draft framework expected by spring 2026.

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

In the UK, the MHRA has published guidance on the procedures for UK PIPs which, where possible, mirror the submission format and requirements of the EU system. From January 1, 2025, EU pediatric requirements are addressed via Windsor Framework categorization: for Category 2 products, both UK and EU pediatric requirements apply, and an EU-agreed PIP must also be in place (unless waived).

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

These pharmacovigilance rules can impose on holders of MAs the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed medicinal products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine’s safety, or to measure the effectiveness of risk-management measures, which may be time consuming and expensive and could impact our profitability. MA holders must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”) in relation to medicinal products for which they hold MAs. The EMA reviews PSURs for medicinal products authorized through the centralized procedure. If the EMA has concerns that the risk benefit profile of a product has varied, it can adopt an opinion advising that the existing MA for the product be suspended, withdrawn or varied. The agency can advise that the MA holder be obliged to conduct post-authorization Phase IV safety studies. If the EC agrees with the opinion, it can adopt a decision varying the existing MA. Failure by the MA holder to fulfill the obligations for which the EC’s decision provides can undermine the ongoing validity of the MA.

More generally, non-compliance with pharmacovigilance obligations can lead to the variation, suspension or withdrawal of the MA for the product or imposition of financial penalties or other enforcement measures.

The manufacturing process for pharmaceutical products in the EU is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC (repealed by Directive 2017/1572 on January 31, 2022), Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice (“EU GMP”). These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Amendments or replacements of at least Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation. Similarly, the distribution of pharmaceutical products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with EU GMP, before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with EU GMP.

On October 27, 2025, the Council of the EU approved a framework for compulsory licensing of crisis-relevant products (including medicinal products) in crisis situations. While the proposal focuses on voluntary agreements with intellectual property rights holders, it includes rules on compulsory licensing as a measure of last resort upon activation/declaration of a crisis or emergency mode. The European Parliament has not yet voted on the proposal.

Sales and Marketing Regulations

The advertising and promotion of our products is also subject to EU laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU Member States may apply to the advertising and promotion of medicinal products and may differ from one country to another. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s SmPC as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the MA granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription-only medicines is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals.

EU regulation with regards to dispensing, sale and purchase of medicines has generally been preserved in the UK following Brexit, through the Human Medicines Regulations. However, organizations wishing to sell medicines online need to register with the MHRA. Following Brexit, the requirements to display the common logo no longer apply to UK-based online sellers, except for those established in Northern Ireland.

Anti-Corruption Legislation

In the EU, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and in the individual EU Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. Violation of these laws could result in substantial fines and imprisonment.

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

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with cGCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Employees and Human Capital Resources

As of March 4, 2026, we had 92 employees, all of whom were employed full time and 66 of whom were engaged in research and development activities. 25 of our employees hold Ph.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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
•
We face competition from entities that have developed or may develop programs for the diseases we plan to address with claseprubart, DNTH212 or other product candidates;
•
Claseprubart, DNTH212 and our other programs are in varying stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our current or future collaborators are unable to complete development of, or commercialize, our product candidates, or experience significant delays in doing so, our business will be materially harmed;
•
We are substantially dependent on the success of our most advanced product candidate, claseprubart, and our anticipated clinical trials of such candidate may not be successful;
•
If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of claseprubart, DNTH212 or any other product candidates may be delayed and our expenses may increase and our stock price may decline;
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
•
We have collaborations with third parties, including our existing license and development collaborations with Tenacia and Leads. If we are unable to maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected;

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

We are a clinical-stage biotechnology company with limited operating history that has incurred significant operating losses. We have utilized substantially all of our resources conducting research and development activities (including with respect to our claseprubart program), business planning, developing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities. We have limited experience as a company in initiating, conducting or completing clinical trials. In part because of this lack of experience, we cannot be certain that our current and future clinical trials will begin or be completed on time, if at all. In addition, while we are conducting two Phase 2 clinical trials and one Phase 3 clinical trial with claseprubart in patients with gMG, MMN and CIDP, respectively, we have not completed a late-stage clinical trial (including Phase 3 or other pivotal clinical trials) for any product candidate, have no products approved for commercial sale and have not yet demonstrated our ability to successfully complete late-stage clinical trials, obtain regulatory or marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as our business grows, we may encounter unforeseen expenses, restrictions, difficulties, complications, delays and other known and unknown factors. We will need to continue the transition from a company with an early research and development focus to a company capable of supporting larger scale clinical trials and eventually commercial activities. We may not be successful in such a transition.

We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate clinical trials, product development programs or future commercialization efforts.

Developing biotechnology products is a very long, time-consuming, expensive and uncertain process that takes years to complete. Since our inception in 2019, we historically have funded our operations with proceeds from the sale of capital stock and have incurred significant recurring losses, including net losses of $162.3 million and $85.0 million for the years ended December 31, 2025 and 2024, respectively.

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct multiple Phase 2 and Phase 3 clinical trials, prepare for additional IND and other regulatory filings, potentially initiate additional clinical trials, and continue to research, develop and conduct preclinical studies of our other potential product candidates. In addition, if we obtain regulatory approval for any product candidate for commercial sale, including claseprubart and DNTH212, we anticipate incurring significant commercialization expenses related to product manufacturing, marketing, sales and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Because the design and outcome of our current and future clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Our future capital requirements depend on many factors, including factors that are not within our control.

We will also continue to incur additional costs associated with operating as a public company that we did not incur as a private company. Accordingly, we will require substantial additional funding to continue our operations. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments should be sufficient to fund our operations into 2028. This estimate is based on assumptions that may prove to be materially wrong, including assumptions regarding the timing, cost and success of our clinical trials and other development activities, and we could use our available capital resources sooner than we currently expect. Our existing cash, cash equivalents and investments may be used more quickly than anticipated due to changes in our development plans, regulatory requirements, manufacturing needs or other factors. Our future capital requirements will depend on many factors, including:

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

We do not have any committed external sources of funds and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to seek additional funds sooner than planned through public or private equity offerings, including through our effective shelf registration statement or ATM program, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. For example, in September 2025, we completed an underwritten public offering of our common stock in which we issued 7,627,879 shares of common stock and pre-funded warrants to purchase up to 1,112,121 shares of common stock to certain institutional and accredited investors, which resulted in dilution to our stockholders that did not participate in the offering, and, to the extent that the pre-funded warrants are exercised, our stockholders’ ownership interests will be further diluted. As of the date of this filing, we have sold 2,626,834 shares of our common stock under our ATM program.

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

Investment in biotechnology product development is a highly speculative undertaking and entails substantial upfront expenditures and significant risks that any program will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, we have not generated any revenue from product sales to date, and we continue to incur significant research and development, and other expenses related to our ongoing operations. We do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. We may never succeed in these activities and, even if we do, may never generate product revenue or revenues that are significant or large enough to achieve profitability. If we are unable to generate sufficient revenue through the sale of any approved products, we may be unable to continue operations without additional funding.

We have incurred significant net losses in each period since inception. Our net losses were $162.3 million and $85.0 million for the years ended December 31, 2025 and 2024, respectively. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
•
seek to generate revenue from commercial sales of products for which we receive marketing approval;
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

Risks Related to Discovery, Development and Commercialization

We face competition from entities that have developed or may develop programs for the diseases we plan to address with claseprubart, DNTH212 or other product candidates.

The development and commercialization of drugs is highly competitive. If approved, claseprubart, DNTH212 or our other product candidates will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific, medical and management personnel, establishing clinical trial sites, patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, claseprubart, DNTH212 or our other product candidates.

Our competitors have developed, are developing or may develop programs and processes competitive with claseprubart, DNTH212 or our other product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy, dosing and/or presentation profile. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, have a more attractive dosing profile or presentation or are less expensive than any products we may develop, if any, or if competitors develop competing products or if biosimilars enter the market more quickly than we are able to, if at all, and are able to gain market acceptance. See the section titled “Business — Competition” for a more detailed description of our competitors and the factors that may affect the success of the products that we develop.

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

Claseprubart, DNTH212 and our other programs are in varying stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our current or future collaborators are unable to complete development of, or commercialize, our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have no products on the market and claseprubart, DNTH212 and our other programs are in varying stages of development. As a result, we expect it will be many years before we commercialize a product candidate, if any. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, claseprubart, DNTH212 or other product candidates either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any product candidates. We have limited experience as a company in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA or comparable foreign regulatory authorities. We have also not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Before obtaining regulatory approval for the commercial distribution of product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of such product candidates.

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize claseprubart, DNTH212 or any other product candidates, including:

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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND or similar application and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the EU.

We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, claseprubart, DNTH212 or any other product candidates. We or our current or future collaborators’ inability to complete development of, or commercialize, claseprubart, DNTH212 or any other product candidates or significant delays in doing so, could have a material and adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

We are substantially dependent on the success of our most advanced product candidate, claseprubart, and our anticipated clinical trials of such candidate may not be successful.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our most advanced product candidate, claseprubart. We are investing a majority of our efforts and financial resources into the research and development of this candidate. We are executing global Phase 2 clinical trials of claseprubart in gMG and MMN and a global Phase 3 clinical trial of claseprubart in CIDP. The success of claseprubart may depend on having a potentially differentiated safety profile, comparable efficacy profile and a more favorable dosing schedule (i.e., less frequent dosing) and more patient-friendly administration (i.e., S.C. self-administration using a pen or other prefilled device) to products currently approved or in development for the indications we are pursuing or may in the future pursue.

Claseprubart will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales, if any. We are not permitted to market or promote this product candidate, or any other product candidates, before we receive marketing approval from the FDA and/or comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of claseprubart will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Accordingly, we cannot guarantee that we will ever be able to generate revenue through the sale of this product candidate, even if approved. If we are not successful in commercializing claseprubart, or we are significantly delayed in doing so, our business will be materially harmed.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of claseprubart, DNTH212 or any other product candidates may be delayed and our expenses may increase and, as a result, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies, preclinical studies and clinical trials and the submission of regulatory filings. We have publicly announced and may in the future publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of claseprubart, DNTH212 or any other product candidates may be delayed or never achieved and, as a result, our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to build a pipeline of product candidates with commercial value.

Our approach to the discovery and development of claseprubart leverages clinically validated mechanisms of action and incorporates advanced antibody engineering properties designed to overcome limitations of existing therapies. Claseprubart is purposefully designed to improve upon currently approved products and existing product candidates. However, the scientific research that forms the basis of our efforts to develop a product candidate using only the classical complement pathway and half-life extension technologies is ongoing and may not result in viable product candidates. The long-term safety and efficacy of these technologies and exposure profile of claseprubart compared to currently approved products is unknown.

We may ultimately discover that our technologies for our specific targets and indications and claseprubart, DNTH212 or any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. We currently have only preclinical data and data from our Phase 1 and Phase 2 clinical trials of claseprubart and the same results may not be seen in patients in our later stage trials. In addition, product candidates using technologies may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. This technology and claseprubart, DNTH212 or any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways.

In addition, we may in the future seek to discover and develop product candidates that are based on novel targets and technologies that are unproven. If our discovery activities fail to identify novel targets or technologies for drug discovery, or such targets prove to be unsuitable for treating human disease, we may not be able to develop viable additional product candidates. We and our existing or future collaborators may never receive approval to market and commercialize claseprubart, DNTH212 or any other product candidates. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. If the products resulting from claseprubart, DNTH212 or any other product candidates prove to be ineffective, unsafe or commercially unviable, our product candidates and pipeline may have little, if any, value, which may have a material and adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

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

Additionally, our ongoing claseprubart Phase 3 clinical trial in CIDP contains an “open-label” trial design for Part A of the trial before patients are randomized into Part B, a double-blind placebo-controlled treatment period. We may also initiate future open-label trials with claseprubart, DNTH212 or other product candidates. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial, including with respect to Part A of our claseprubart Phase 3 clinical trial, may not be predictive of future clinical trial results, including with respect to Part B of our claseprubart Phase 3 clinical trial in CIDP, or with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with our clinical development plan. If the FDA or comparable regulatory authorities require us to conduct additional trials or enroll additional patients, our development timelines may be delayed. We cannot be sure that submission of an IND, a Clinical Trial Application (“CTA”), or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval at each clinical trial site; difficulties in patient enrollment in our clinical trials for a variety of reasons; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s cGCPs or regulations or applicable regulations or regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to larger-scale facilities operated by third-party CDMOs and delays or failure by our CDMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

We could also encounter delays if a clinical trial is placed on clinical hold, suspended or terminated by us, the FDA, the competent authorities of the EU, member states or other regulatory authorities or the IRBs or ethics committees of the institutions in which such trials are being conducted, if a clinical trial is recommended for suspension or termination by the data safety monitoring board or equivalent body for such trial, or on account of changes to federal, state, or local laws. If we are required to conduct additional clinical trials or other testing of claseprubart, DNTH212 or any other product candidates beyond those that we contemplate, if we unable to successfully complete clinical trials of claseprubart, DNTH212 or any other product candidates, if the results of these trials are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs.

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

We may experience difficulties in patient enrollment in our future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients in current or future trials for claseprubart, DNTH212 or any other product candidates will depend on many factors, including if patients choose to enroll in clinical trials, rather than using approved products, or if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients instead enroll in such clinical trials. Additionally, the number of patients required for clinical trials of claseprubart, DNTH212 or any other product candidates may be larger than we anticipate, especially if regulatory bodies require the completion of non-inferiority or superiority trials. Even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining patients in our clinical trials. Our inability to enroll or maintain a sufficient number of patients would result in significant delays in completing clinical trials or receipt of marketing approvals and increased development costs or may require us to abandon one or more clinical trials altogether.

Preliminary, “top-line” or interim data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures.

We have publicly disclosed and may in the future publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of these data without the opportunity to fully and carefully evaluate complete data. As a result, the preliminary or top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated or subsequently made subject to audit and verification procedures.

Any preliminary or top-line data should be viewed with caution until the final data is available. We have publicly disclosed and may in the future disclose interim data from our preclinical studies and clinical trials. Interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular product candidate, the approvability or commercialization of a particular product candidate and us in general. In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary, top-line or interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, claseprubart, DNTH212 or any other product candidate may be harmed, which could harm our business, financial condition, results of operations, cash flows, and prospects.

Our current or future clinical trials or those of our current or future collaborators may reveal significant adverse events or undesirable side effects not seen in our preclinical studies and may result in a safety profile that could halt clinical development, inhibit regulatory approval or limit commercial potential or market acceptance of claseprubart, DNTH212 or any of our other product candidates or result in potential product liability claims.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. While our completed preclinical studies in NHPs and our Phase 1 clinical trial in humans have not shown any such characteristics, we cannot assure you that such characteristics will not be observed in our or our partner's current or future clinical trials with claseprubart or DNTH212. If significant adverse events or other side effects are observed in any of our or our partner's current or future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, patients may be harmed, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether, including claseprubart or DNTH212. We, the FDA, EU member states, or other applicable regulatory authorities, or an IRB or ethics committee, may suspend any clinical trials of claseprubart, DNTH212 or any other product candidates at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in preclinical studies that do not present themselves in clinical trials in humans. Even if the side effects do not preclude a product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of an approved product due to its tolerability versus other therapies. In addition, a half-life extension could prolong the duration of undesirable side effects, which could also inhibit market acceptance. Treatment-emergent adverse events could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with claseprubart, DNTH212 or any other product candidates, may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from claseprubart, DNTH212 or any other product candidates, may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations, cash flows, and prospects significantly.

In addition, even if we successfully advance claseprubart, DNTH212 or any other product candidates through clinical trials, such trials will only include a limited number of patients and limited duration of exposure to such product candidates. As a result, we cannot be assured that adverse effects of claseprubart, DNTH212 or any other product candidates will not be uncovered when a significantly larger number of patients are exposed to such product candidate after approval. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of using our product candidate over a multi-year period.

If any of the foregoing events occur or if claseprubart, DNTH212 or any other product candidates prove to be unsafe, our entire pipeline could be affected, which would have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.

We may expend our limited resources to pursue a particular product candidate, such as claseprubart, and fail to capitalize on candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to focus our research and development efforts on certain selected product candidates. For example, we are initially focused on our most advanced product candidate, claseprubart. As a result, we may forgo or delay pursuit of opportunities with other potential candidates that may later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such candidate.

Even if regulatory approval is obtained, any approved products resulting from claseprubart, DNTH212 or any other product candidate may not achieve adequate market acceptance among clinicians, patients, healthcare third-party payors and others in the medical community necessary for commercial success and we may not generate any future revenue from the sale or licensing of such products.

Even if regulatory approval is obtained for claseprubart, DNTH212 or any other product candidates, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. There are several approved products and product candidates in later stages of development for the treatment of gMG, MMN and CIDP. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic with a target product profile such as that of claseprubart or for its targeted indications, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. An extended half-life may make it more difficult for patients to change treatments and there is a perception that half-life extension could exacerbate side effects, each of which may adversely affect our ability to gain market acceptance. Market acceptance of claseprubart, DNTH212 or any other product candidates will depend on many factors, including factors that are not within our control.

Sales of products also depend on the willingness of clinicians to prescribe the treatment. We cannot predict whether clinicians, clinicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that any of our approved products are safe, therapeutically effective, cost effective or less burdensome as compared with competing treatments. If claseprubart, DNTH212 or any other product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product and may not become or remain profitable.

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

We are early in our development efforts and will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA, EMA, or comparable foreign regulatory approval to market our product candidates. Carrying out clinical trials and the submission of a successful IND or CTA is a complicated process. As an organization, we have limited experience in preparing, submitting and prosecuting regulatory filings. We may experience manufacturing delays or other delays with IND- or CTA-enabling studies, including with suppliers, study sites, or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND or a CTA or submission of a trial to an IND or a CTA will result in the FDA or EMA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that lead us to suspend or terminate clinical trials. For example, upon submission or after approval of an IND or CTA for a clinical trial of claseprubart or DNTH212, the FDA, EMA or comparable foreign regulatory authorities may recommend or require changes to our protocol or study designs that could adversely affect our study timelines and/or ability to enroll patients. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of our product candidates. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or a CTA, such regulatory authorities may change their requirements in the future. The FDA, EMA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to file INDs or CTAs, initiate clinical trials, or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

Risks Related to Our Reliance on Third Parties

We currently rely and expect to rely in the future on the use of manufacturing suites in third-party facilities or on third parties to manufacture claseprubart, DNTH212 and any other product candidates, and we may rely on third parties to produce and process our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers encounter difficulties in production.

We do not currently lease or own any facility that may be used as our clinical-scale manufacturing and processing facility and currently rely on a CDMO, WuXi Biologics (as defined below), to manufacture our lead product candidate, claseprubart. We currently have a sole source relationship with WuXi Biologics for our supply of claseprubart (see Item 1. “Business—Collaboration, License and Services Agreements” in this Annual Report on Form 10-K for additional information on Dianthus’ relationship with WuXi Biologics). If there should be any disruption in such supply arrangement, including any adverse events affecting our sole supplier, Wuxi Biologics, it could have a negative effect on the clinical development of claseprubart and other operations while we work to identify and qualify an alternate supply source. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partner for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of claseprubart. We perform periodic audits of each CDMO facility that supports our supply of claseprubart and review/approve all claseprubart cGMP-related documentation. We also have a quality agreement with WuXi Biologics that documents our mutual agreement on compliance with cGMPs and expectations on quality-required communications to us. Beyond this, we have no control over the ability of our CDMO to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities and the associated Quality Management System for the manufacture of claseprubart or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially and adversely affect our ability to develop, obtain regulatory approval for or market claseprubart, if approved. Similarly, our failure, or the failure of our CDMO, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of claseprubart and harm our business and results of operations. In addition, we have not yet caused claseprubart to be manufactured on a commercial scale and may not be able to do so, if approved.

Moreover, our CDMO may experience manufacturing difficulties due to resource constraints, governmental restrictions or as a result of labor disputes or unstable political environments. Supply chain issues, including those resulting from the ongoing military conflicts between Russian and Ukraine and Israel and surrounding areas and the attacks on marine vessels traversing the Red Sea, may affect our third-party vendors and cause delays. Furthermore, since we have engaged WuXi Biologics, a manufacturer located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments or political unrest or unstable economic conditions in China. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to transfer from WuXi Biologics, which is our sole manufacturing source for claseprubart, we anticipate that the complexity of the manufacturing process may materially impact the amount of time it would take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to supply product candidates, including claseprubart, in a timely manner or within budget. If any CDMO on which we will rely fails to manufacture quantities of claseprubart at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition, cash flows, and prospects could be materially and adversely affected. In addition, our CDMO and/or distribution partners are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and our CDMO may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of claseprubart by the FDA, result in higher costs or adversely impact commercialization of claseprubart.

In addition, we currently rely on foreign CROs and CDMOs, including WuXi Biologics, and will likely continue to rely on foreign CROs and CDMOs in the future. Foreign CDMOs may be subject to U.S. legislation, including the BIOSECURE Act, enacted into law in December 2025 as part of the National Defense Authorization Act for fiscal year 2026. The BIOSECURE Act prohibits U.S. federal executive agencies from contracting with any entity where the biotechnology equipment or services of a “biotechnology company of concern” (“BCOC”) would be used in the performance of that contract. Generally, a BCOC is a biotechnology company that is subject to the jurisdiction, direction, control, or operates on behalf of a foreign adversary’s government and poses a risk to the national security of the U.S. BCOCs include entities listed on the Department of Defense Section 1260H list of “Chinese military companies” and additional entities to be designated through an interagency process led by the Office of Management and Budget

(“OMB”). OMB has not yet identified any BCOCs. The BIOSECURE Act has the potential to severely restrict our ability to purchase services or products from, or otherwise collaborate with, certain Chinese BCOCs without losing the ability to contract with, or otherwise receive funding from, the U.S. government, and could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material. We do business with companies in China and it is possible some of our contractual counterparties could be impacted by the legislation described above and alternative arrangements may need to be made.

Foreign CDMOs may also be subject to sanctions, trade restrictions and other foreign regulatory requirements. For example, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs. It is unknown whether and to what extent new tariffs, export controls, trade restrictions, or other new laws or regulations imposed by either the new U.S. administration or by China will be adopted, or the effect that any such actions would have on us or our industry. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on our CDMO and other service providers that operate in China. For example, the BIOSECURE Act could prohibit, among other things, the use of U.S. government executive agency contract, grant, or loan funding to provide or to enter into, extend or renew contracts involving the use of certain equipment or services produced or provided by certain Chinese companies, which could cause us to reevaluate our relationship with our current CDMO, WuXi Biologics, which is located in China. While we have not started commercialization of drug candidates, any unfavorable government policies on international trade, such as export controls, capital controls, tariffs or other trade restrictions, may affect the demand for our drug products, the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our preclinical studies and clinical trials, particularly with respect to our manufactured product candidates that we import from China, including pursuant to our manufacturing arrangements and license agreement with WuXi Biologics. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

If our CDMO, WuXi Biologics, is unable to obtain sufficient raw and intermediate materials on a timely basis or if our CDMO experiences other supply difficulties, our business may be materially and adversely affected.

We work closely with our CDMO, WuXi Biologics, to ensure their suppliers have continuity of supply of raw and intermediate materials but cannot guarantee these efforts will always be successful. Our CDMO has experienced, and may experience in the future, raw and intermediate materials supply shortages, which could contribute to manufacturing delays and impact the progress of our clinical trials. Further, while we work with our CDMO to diversify their sources of raw and intermediate materials, in certain instances they acquire raw and intermediate materials from a sole supplier, and there can be no assurance that they will be able to quickly establish additional or replacement sources for some materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our product candidates in a timely or cost-effective manner and could delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates.

We currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We utilize and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract testing labs and strategic partners, to conduct and support our preclinical studies and clinical trials under agreements with us. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with cGCP regulations, which are guidelines enforced by the FDA and comparable foreign regulatory authorities for any product candidate in clinical development. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot provide assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product generated under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials will not be with our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our product candidates. These third parties may be involved in mergers, acquisitions or similar transactions and may have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could negatively affect their performance on our behalf and the timing thereof and could lead to products that compete directly or indirectly with our current or future product candidates. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize claseprubart, DNTH212 or other product candidates.

We have collaborations with third parties, including our existing license and development collaboration with Tenacia for claseprubart and Leads for DNTH212. If we are unable to maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We have various collaboration and license arrangements, including with Tenacia for the development and commercialization of claseprubart in Greater China, and with Leads for the development and commercialization of DNTH212 in Greater China. Further, we may in the future form or seek strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates. Collaborations or licensing arrangements that we enter into may not be successful, and any success will depend heavily on the efforts and activities of such collaborators or licensors. If any of our collaborators, licensors or licensees experience delays in performance of, or fail to perform their obligations under, their applicable agreements with us, disagree with our interpretation of the terms of such agreement or terminate their agreement with us, our pipeline of product candidates would be adversely affected. If we fail to comply with any of the obligations under our collaborations or license agreements, including payment terms and diligence terms, our collaborators, licensors or licensees may have the right to terminate our agreements, in which event we may lose intellectual property rights and may not be able to develop, manufacture, market or sell the products covered by such agreements or may face other penalties under our agreements. Our collaborators, licensors or licensees may also fail to properly maintain or defend the intellectual property we have licensed from, if required by our agreement with them, or even infringe upon our intellectual property rights, leading to the potential invalidation of our intellectual property or subjecting us to litigation or arbitration, any of which would be time-consuming and expensive and could harm our ability to commercialize our product candidates. Further, any of these relationships may require us to increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

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

Our future growth may depend, in part, on our ability to develop and commercialize claseprubart, DNTH212 or other product candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any product candidates before we receive regulatory approval from the applicable foreign regulatory authority, and we may never receive such regulatory approval for any product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of claseprubart, DNTH212 or other product candidates, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets or to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of claseprubart, DNTH212 or other product candidates will be harmed, and our business will be adversely affected. Moreover, even if we obtain approval of claseprubart, DNTH212 or other product candidates and ultimately commercialize such product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.

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

Our internal information technology systems, or those of any of our CROs, CDMOs, other contractors, third party service providers or consultants or potential future collaborators, may fail or experience cybersecurity incidents or data privacy breaches or other unauthorized or improper access to, use of, or destruction of proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

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

Although we maintain cybersecurity controls and safeguards designed to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, CDMOs, other contractors (including sites performing our clinical trials), third party service providers and supply chain companies, and consultants, as well as other partners, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as cybersecurity incidents arising from inadvertent or intentional actions by employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise system infrastructure or lead to the loss, destruction, alteration or unauthorized dissemination of, or damage to, data.

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

To the extent that any disruption or cybersecurity incident were to result in a loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of claseprubart, DNTH212 or other product candidates could be delayed. Further, our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored.

As our employees work remotely and utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations, there are risks to our information technology systems and data. Additionally, business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities, including risks present in integrating acquired entities’ systems, controls and technologies.

To date, we have not experienced a cybersecurity incident that has materially affected our business, financial condition, or results of operations; however, we have experienced and expect to continue to experience attempted cybersecurity threats and incidents. There can be no assurance that any future cybersecurity incident will not be material.

The cybersecurity controls and safeguards we have implemented may not be effective. While we maintain cybersecurity risk management and governance processes, as described in Item 1C. “Cybersecurity”, these processes may not be effective in preventing or mitigating all cybersecurity incidents. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify regulators, affected individuals and other relevant stakeholders of security incidents. Such cybersecurity incidents and related notifications and disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

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

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); increased investigation and compliance costs; financial loss; and other similar harms. Security incidents and attendant consequences may cause stakeholders (including investors and potential patients) to stop supporting our platform, deter patients from products, and negatively impact our ability to grow and operate our business.

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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors' ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

We rely or may rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technologies and to prevent third parties from competing with us. Our success depends in large part on our ability to obtain and maintain patent protection for platform technologies, product candidates and their uses, as well as the ability to operate without infringing on or violating the proprietary rights of others. We own three pending U.S. patent applications, two issued U.S. patents, three pending PCT (Patent Cooperation Treaty) applications, and twenty-four pending foreign applications in United Arab Emirates, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Mexico, New Zealand, Saudi Arabia, Singapore, South Africa, South Korea, and Taiwan. Our rights under the patent applications in China and Taiwan are licensed to Tenacia Biotechnology (Hong Kong) Co., Limited, as further described below. We additionally expect to continue to file patent applications in the United States and abroad related to discoveries and technologies that are important to our business. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents on product candidates worldwide would be prohibitively expensive and our intellectual property rights in some foreign jurisdictions may be less extensive than those in the United States. As such, we do not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Competitors may operate in countries where we do not have patent protection and could then freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where patent protection has not been requested.

Our intellectual property portfolio is at an early stage, and we currently only own one issued patent covering claseprubart, which is expected to expire in 2043, without taking any potential patent term extension into account. Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that we may license or own covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in any clinical trials or delays in obtaining regulatory approval, the period of time during which we could market product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford any meaningful competitive advantage.

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

Disputes may arise between us and our future licensors regarding intellectual property subject to a license agreement, including: the scope of rights granted under the license agreement and other interpretation-related issues; whether and to what extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement; our right to sublicense patents and other rights to third parties; our right to transfer or assign the license; the inventorship and ownership of inventions and know-how resulting from the joint creations or use of intellectual property by future licensors and us and/or our partners; and the priority date of an invention of patented technology.

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

In addition, a European Unified Patent Court (the “UPC”) came into force June 1, 2023. The UPC is a common patent court to hear patent infringement and revocation proceedings effective for member states of the EU. This enables third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Although we do not currently own any European patents or applications, if we obtain such patents and applications in the future, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of any European patents we may obtain. We may decide to opt out from the UPC for any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including our most advanced product candidate, claseprubart, we must demonstrate through lengthy, complex and expensive preclinical and clinical trials that such product candidates are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, a product candidate may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other data. A product candidate could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to a product candidate; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of a product candidate may not be acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of a product candidate; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in us failing to obtain regulatory approval to market claseprubart, DNTH212 or other product candidates, which would significantly harm our business, results of operations and prospects. If we were to obtain approval, regulatory authorities may approve any such product candidate for fewer or more limited indications than we request, including failing to approve the most commercially promising indications, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for a product candidate, we will not be able to commercialize, or will be delayed in commercializing, such product candidate and our ability to generate revenue will be materially impaired.

Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including disruptions caused by government shutdowns and public health crises, or layoffs of federal workers by the federal government. Disruptions at the FDA, other agencies, and authorities may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, foreign regulatory authorities, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We conducted our Phase 1 clinical trial for claseprubart in New Zealand, we are currently conducting our Phase 2 clinical trials and our Phase 3 clinical trial for claseprubart in the United States and outside the United States, and we may in the future choose to conduct more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.

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

Even if we receive regulatory approval of claseprubart, DNTH212 or other product candidates, we will be subject to extensive ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we may receive for claseprubart, DNTH212 or other product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of such product candidates, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve a product candidate, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or comparable foreign regulatory authorities approve a product candidate, the products and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with current cGMPs and cGCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs.

If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials, restrictions on the manufacturing process, warning or untitled letters, civil and criminal penalties, injunctions, product seizures, detentions or import bans, voluntary or mandatory publicity requirements and imposition of restrictions on operations, including costly new manufacturing requirements. The occurrence of any event or penalty described above may inhibit our ability to commercialize claseprubart, DNTH212 or other product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

We may face difficulties from healthcare legislative reform measures.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of claseprubart, DNTH212 or other product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. See the section titled “Business—Government Regulation—Healthcare Reform” located elsewhere in this Annual Report on Form 10-K for a more detailed description of healthcare reforms measures that may prevent us from being able to generate revenue, attain profitability, or commercialize product candidates.

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

Even if we are able to commercialize claseprubart, DNTH212 or other product candidates, due to unfavorable pricing regulations and/or third-party coverage and reimbursement policies, we may not be able to offer such products at competitive prices which would seriously harm our business.

We intend to seek approval to market claseprubart, DNTH212 and other product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for such product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For example, an executive order issued by the White House on May 12, 2025, directs the HHS to implement a “Most Favored Nation” drug pricing policy. And the recently-enacted One Big Beautiful Bill Act imposes new restrictions on funding for government health care programs and on individual eligibility for coverage under those programs, which may lead to lower reimbursements for drugs covered by those programs. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. Additionally, if any of our product candidates are approved and we are found to have improperly promoted off-label uses of those programs, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See the sections titled “Business—Government

Regulation—Coverage and Reimbursement” and “—Regulation in the European Union” located elsewhere in this Annual Report on Form 10-K for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize our product candidates.

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

In some countries, particularly member states of the EU, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a therapeutic. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or current or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of a product to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations, cash flows, or prospects could be materially and adversely affected. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the UK determines which EU laws to replicate or replace. If the UK were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. While we currently have no products that have been approved for commercial sale, the current and future use of a product candidate in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims may be made by patients that use the product, healthcare providers, pharmaceutical companies, or others selling such product. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially and adversely affect the market for our products or any prospects for commercialization of our products. Although we believe we currently maintain adequate product liability insurance for claseprubart, DNTH212 and other product candidates, it is possible that our liabilities could exceed our insurance coverage or that in the future we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

The market price of our common stock has been and is likely to continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
results of clinical trials and preclinical studies of our product candidates, or those of our competitors or our existing or future collaborators;
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

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, we currently qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, in at least the near term, which allows us to take advantage of many exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. Once we are no longer a smaller reporting company or otherwise no longer qualify for these exemptions, we will be required to comply with additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed.

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

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 31% of our outstanding shares of common stock as of March 4, 2026. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

We have broad discretion in the use of our cash, cash equivalents and investments and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

We have broad discretion over the use of our cash, cash equivalents and investments. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these cash resources. You will not have the opportunity to influence our decisions on how to use our cash resources.

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or our stockholders. We will assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we will make about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For example, the United States enacted the IRA, which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes a provision restoring the immediate deductibility of domestic research and development expenditures. The impact of this newly enacted law on our tax position will depend on how the provision is implemented and interpreted by the Internal Revenue Service and other regulatory authorities. In addition, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. Such changes, among others, may adversely affect our effective tax rate, results of operation and general business condition.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes is expected to be limited.

As of December 31, 2025, we had federal net operating loss carryforwards of $475.9 million, of which $458.3 million can be carried forward indefinitely. As of December 31, 2025, we had state net operating loss carryforwards of $419.0 million, which will begin to expire in 2038. As of December 31, 2025, we had federal, state, and foreign tax credit carryforwards of approximately $26.4 million, $4.3 million and nil, respectively. All tax credits have a limited carryforward period and will begin to expire in 2038.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), federal net operating loss and credit carryforwards may become subject to an annual limitation in the event one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period (referred to as an “ownership change”). Similar state law limitations may apply. There may also be periods during which the use of net operating loss carryforwards and other tax attributes are suspended or otherwise limited, which could accelerate or permanently increase taxes owed. We have experienced ownership changes in the past and may experience additional ownership changes in the future, as a result of subsequent changes in our stock ownership, some of which are outside our control; however, we have not completed an analysis to determine whether any such limitations have been triggered. Accordingly, we may not be able to utilize a material portion of our net operating loss carryforwards, even if we achieve profitability.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We take cyber risk seriously as a part of modern enterprise risk management, protecting our stakeholders and assets, and building resilient processes. The modern threat landscape requires us to consider cyber risks, and make determinations regarding how to treat the risks. We evaluate cybersecurity risks alongside other operational, financial and compliance risks.

In the ordinary course of our business, we collect, use, store, and transmit digitally confidential, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To that end, we rely on a multidisciplinary team (including from our IT function, senior management, and third-party service providers, as described further below) to assess how identified cybersecurity threats could impact our business. These assessments may leverage, among other processes, industry tools and metrics designed to assist in the assessment of risks from such cybersecurity threats. Our cybersecurity risk assessment processes are integrated into our broader risk management and disclosure processes.

Senior management is directly involved with our efforts to prevent, detect, and mitigate cybersecurity incidents by overseeing preparation of cybersecurity policies and procedures, testing incident response plans and engaging vendors to conduct penetration testing and other security assessments. Senior management participates in cybersecurity incident response efforts by being part of the incident response team and helping direct our response to cybersecurity incidents. Our incident response procedures include defined escalation protocols and cross-functional evaluation involving information security, legal and senior management to assess the severity and potential materiality of cybersecurity incidents and to determine appropriate response and disclosure actions.

To augment internal knowledge, we have engaged a virtual Chief Information Security Officer (“vCISO”) from a third-party firm that has provided IT and security services for over 19 years and utilizes industry expertise to recommend and implement best practice solutions for operational needs. The service provides a named vCISO as part of an advisory team to assess and help manage our cybersecurity program; including acting as a dedicated point of contact for incident response, triage, continued improvement, and program maturity.

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

In addition to internal systems and concerns, we manage risks from third parties that are a part of business operations. This includes assessing cybersecurity risks during the vetting process and recurring assessments during the life of the engagements. Relative levels of assessment are considered with regard to business criticality of the relevant third parties. We rely heavily on our third party CROs and CDMOs to manage our clinical trials and manufacture our investigational products, and a cybersecurity incident at a CRO, CMDO or other third party upon which we rely could materially adversely impact us. Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our business strategy, results of operations or financial condition, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for additional information on cybersecurity risks we face.

Information from the risk management process is managed by the Information Security Team and is reported to the Board of Directors on a regular basis. We provide cybersecurity updates to our Audit Committee on a quarterly basis. In the case of an incident, relevant members of the Information Security Team are involved to assess and oversee incident response operations as needed, including adequate reporting of material incidents if/when appropriate. Cybersecurity incidents are evaluated under our disclosure controls and procedures.

Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured.

Item 2. Properties.

We are currently a remote-based company, and a majority of our employees work remotely. We currently lease space for administrative offices in Waltham, Massachusetts and New York, New York. Our space in Waltham is approximately 2,750 square feet under a lease that expires in January 2027 and our space in New York is approximately 3,367 square feet under a lease that expires in February 2031. Our New York office is our corporate headquarters. As the company expands, we believe suitable additional, or substitute space will be available as and when needed.

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

Common Stockholders

As of March 4, 2026, there were approximately 5 stockholders of record of our common stock based on information provided by our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities

There were no unregistered sales of our common stock during the quarter ended December 31, 2025.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2025.

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

Overview

We are a clinical-stage biotechnology company dedicated to developing potentially best-in-class therapies for patients living with severe autoimmune diseases. Our lead clinical-stage candidate, claseprubart, is a monoclonal antibody that is purposefully engineered with extended half-life, improved potency, and high selectivity for only the active C1s complement protein (“C1s”) – enabling less frequent and more convenient self-administered subcutaneous (“S.C.”) injections suitable for a pre-filled pen. Additionally, selective inhibition of the classical complement pathway may lower patient risk of infection from encapsulated bacteria by preserving immune activity of the lectin and alternative pathways. We believe claseprubart has the potential to address a broad array of complement-dependent diseases as currently available therapies and those in development leave room for improvements in efficacy, safety, and/or dosing convenience.

Our second clinical-stage candidate, DNTH212, is a first and potentially best-in-class, bifunctional fusion protein that targets plasmacytoid dendritic cell (“pDC”) BDCA2 to reduce Type 1 interferon production, while simultaneously inhibiting BAFF/APRIL to suppress B cell function. By targeting both the innate and adaptive immune systems via two clinically validated pathways that are known drivers of autoimmune disease pathogenesis, this complementary and differentiated approach has the potential to address multiple autoimmune indications with improved outcomes. DNTH212 is also designed with the potential for patient friendly convenient, infrequent, self-administered S.C. injections suitable for a pre-filled pen.

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

In September 2025, we reported positive top-line results from the Phase 2 MaGic trial of claseprubart for patients with gMG and subsequently held an end-of-Phase 2 meeting with the FDA in the first quarter of 2026. We expect to initiate a Phase 3 registrational trial in gMG in mid-2026 and report top-line results in the second half of 2028.

In March 2026, we made an early GO announcement in the interim responder analysis for our Phase 3 CAPTIVATE trial of claseprubart in patients with CIDP due to achieving a target of 20 confirmed responders with less than the planned 40 participants completing Part A.

Claseprubart is also being evaluated in the Phase 2 MoMeNtum trial for patients with MMN, and we anticipate initial top-line results from this trial will be available in the second half of 2026.

MAGIC

The MaGic trial is a global, randomized, double-blind, placebo-controlled Phase 2 trial of claseprubart that enrolled 65 acetylcholine receptor positive (“AChR+”) participants with gMG. Following an initial loading dose, claseprubart was administered every two weeks (“Q2W”) via S.C. injection at a dose of 300mg/2mL or 600mg/4mL. The initial randomized treatment duration was 13 weeks, followed by a 52-week open-label extension (“OLE”). The primary endpoint of the study was safety and tolerability. Secondary and exploratory efficacy endpoints included Myasthenia Gravis Activities of Daily Living Scale (“MG-ADL”) and Quantitative Myasthenia Gravis (“QMG”) score assessments, as well as Minimal Symptom Expression (“MSE”), Myasthenia Gravis Composite (“MGC”) score, and the Myasthenia Gravis Quality of Life Scale (“MG-QOL-15r”).

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

Claseprubart was generally well tolerated with no drug-related serious adverse events (“SAE”) or discontinuations due to any related adverse event. Claseprubart had a favorable clinical safety profile comparable to placebo with no treatment-related serious bacterial infections and no clinical symptoms of emergent autoimmune disorders observed.

In the OLE portion of the MaGic trial, patients who were on placebo during the randomized controlled portion of the trial received claseprubart 600mg Q2W without a loading dose. Data from the OLE demonstrate that after two doses of claseprubart 600mg Q2W, participants experienced robust reductions in MG-ADL and QMG at PK levels far below the steady state of the 300mg Q2W dose, supporting the potential for dosing of 300mg claseprubart every four weeks (“Q4W”).

Based on the outcome of our end-of-Phase 2 meeting with the FDA held in the first quarter of 2026, we expect to initiate a registrational Phase 3 trial of claseprubart evaluating 300mg Q2W and 300mg Q4W in gMG patients in mid-2026 and report top-line results in the second half of 2028.

CAPTIVATE

The CAPTIVATE trial is a single, two-part, randomized withdrawal global Phase 3 trial of claseprubart in patients with CIDP. In the open label Part A of this trial, participants will be administered claseprubart with a loading dose followed by 300mg/2mL administered Q2W via S.C. injection for up to 13 weeks. Only participants who respond to claseprubart in Part A, as measured as greater than or equal to one point decrease (improvement) in adjusted Inflammatory Neuropathy Cause and Treatment (“INCAT”) disability score compared to Part A baseline, are randomized into Part B, a double-blind, placebo-controlled treatment period of up to 52 weeks, where they will be assessed for prevention of relapse, safety and tolerability, followed by an OLE period. Part A included an interim responder analysis of the first 40 participants to complete Part A. Our target for the Part A interim responder analysis was a response rate of 50% or greater (i.e., ≥20 confirmed responders out of first 40 participants to complete Part A) based on precedent set with aC1s inhibition. In March 2026, we announced that we achieved our target of 20 confirmed responders in Part A early, with less than 40 participants completing Part A. We believe that this single pivotal trial will support a Biologics License Application (“BLA”) filing in adult patients with CIDP.

MOMENTUM

The MoMeNtum trial is a global, randomized, double-blind, placebo-controlled Phase 2 study designed to evaluate the safety, tolerability, and efficacy of claseprubart in 36 patients with MMN. Following determination of Ig dependency and responsiveness, patients will be randomized to receive placebo or claseprubart with a loading dose followed by 300mg/2mL or 600mg/4mL administered Q2W via S.C. injection. The initial S.C. treatment duration is 17 weeks followed by a 52-week OLE. The primary endpoint of this study is safety and tolerability. Secondary endpoints include time to intravenous immunoglobulin (“IVIg”) retreatment, time to relapse, and assessments of muscle and grip strength. We anticipate initial top-line results from this trial to be available in the second half of 2026.

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

A two-part Phase 1 study in China in healthy volunteers (Part A) and patients with systemic lupus erythematosus (Part B) was initiated in December 2025, with top-line results in healthy volunteers expected in the second half of 2026.

Corporate Update

September 2025 Public Offering

On September 9, 2025, we entered into an underwriting agreement with certain underwriters to issue and sell 7,627,879 shares of our common stock, including the full exercise by the underwriters of their option to purchase an additional 1,140,000 shares, at a public offering price of $33.00 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,112,121 shares of our common stock at a public offering price of $32.999 per share, which represented the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The gross proceeds from the underwritten offering were $288.4 million, before underwriting discounts and commissions and expenses of the offering. The underwritten offering closed on September 11, 2025.

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

We intend to use the net proceeds from this underwritten offering to advance our preclinical and clinical development activities, as well as for working capital and general corporate purposes. We may also use a portion of the proceeds to license, acquire or invest in new product candidates or for drug development activities related to such product candidates, complementary businesses, technology, or assets.

The underwritten offering was made pursuant to a shelf registration statement, which became effective on October 9, 2024. A final prospectus supplement dated September 9, 2025 relating to and describing the terms of the underwritten offering was filed with the SEC on September 11, 2025.

Global and Macroeconomic Developments

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with legislative, regulatory, political, geopolitical and macroeconomic developments beyond our control, including inflationary pressures, a general economic slowdown or a recession, high interest rates, changes in monetary policy or foreign currency exchange rates, changes in trade policies, including tariffs and other trade restrictions or the threat of such actions, instability in financial institutions, the ongoing conflict in Ukraine, conflicts in the Middle East, rising tensions between China and Taiwan, the attacks on marine vessels traversing the Red Sea and the responses thereto, and supply chain disruptions. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, including the impacts on participants in our clinical trials, employees, suppliers, vendors, business partners and regulators, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see the section titled “Item 1A. Risk Factors” found elsewhere in this Annual Report on Form 10-K.

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

Licensing Agreements

In June 2022, we executed a license agreement with Zenas BioPharma, Inc. (formerly Zenas BioPharma Limited) (“Zenas”), a former related party, which provided Zenas with a license in Greater China for the development and commercialization of certain sequences and products under an identified antibody sequence (the “Zenas License Agreement”). The Zenas License Agreement included the following payments from Zenas: (i) a non-refundable upfront payment of $1.0 million; (ii) an approximately $1.1 million reimbursement payment for a portion of development costs previously incurred by us; (iii) reimbursement of a portion of all chemistry, manufacturing and control (“CMC”)-related costs and expenses for the first antibody sequence through the manufacture of the first two batches of drug product; (iv) reimbursement of a portion of all non-CMC-related costs and expenses for the development of the first antibody sequence through the first regulatory approval; (v) development milestones totaling up to $11.0 million; and (vi) royalties on net sales ranging from the mid-single digits to the low teen percentages.

On October 21, 2024, Zenas assigned the Zenas License Agreement to its affiliated entity, Zenas BioPharma (HK) Limited (“Zenas HK”). After the assignment, we entered into a novation agreement (the “Novation Agreement”) with Zenas and Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”) and an amendment to the Zenas License Agreement, now with Tenacia (as amended, the “Tenacia License Agreement”), pursuant to which Tenacia replaced Zenas HK as a party to the Zenas Agreements and certain economic terms under the Zenas License Agreement with respect to cost sharing and development milestones were amended.

Except as stated otherwise, the economic terms of the Zenas License Agreement were unchanged when novated by the Novation Agreement and amended by the Tenacia License Agreement.

The consideration under the Tenacia License Agreement, which replaced the consideration of the Zenas License Agreement, related to the first antibody sequence includes the following payments by Tenacia to us: (i) a $2.5 million upfront payment, which was paid by Tenacia to us in October 2024 upon execution of the Tenacia License Agreement; (ii) reimbursement of a portion of certain clinical costs; (iii) development milestones totaling up to $15.0 million; and (iv) royalties on net sales ranging from the mid-single digits to the low teen percentages. Tenacia is also responsible for paying local development costs in Greater China and a portion of central development costs based on the number of patients enrolled from China in our global Phase 3 studies. No milestones were achieved under the Zenas Agreements prior to novation. During the year ended December 31, 2025, we achieved $6.0 million of milestone payments under the Tenacia Agreements (as defined below), which were added to the transaction price. We had not recorded any royalty revenue under the Zenas Agreement prior to novation, and we have not recorded any royalty revenue under the Tenacia Agreements.

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

For the years ended December 31, 2025 and 2024, we recognized related party license revenue totaling nil and $5.9 million, respectively, associated with the Zenas Agreements.

For the years ended December 31, 2025 and 2024, we recognized license revenue totaling $2.0 million and $0.3 million, respectively, associated with the Tenacia Agreements.

Operating Expenses

Research and Development

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal expenses incurred in connection with the discovery and development of claseprubart, DNTH212 and other potential product candidates.

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

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 11, 2025.

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations and other comprehensive loss for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenues:
License revenue - former related party	$—	$5,909
License revenue	2,036	326
Total revenues	2,036	6,235
Operating expenses:
Research and development	145,638	83,105
General and administrative	34,331	24,994
Total operating expenses	179,969	108,099
Loss from operations	(177,933)	(101,864)
Other income/(expense):
Interest and investment income	16,119	17,365
Gain on investment in former related party	508	148
Loss on currency exchange, net	(57)	(64)
Other expense	(974)	(554)
Total other income	15,596	16,895
Net loss	$(162,337)	$(84,969)

Revenues

Under the terms of the Zenas Agreements, we recognized related party license revenue of nil and $5.9 million during the years ended December 31, 2025 and 2024, respectively. Additionally, under the terms of the Tenacia Agreements, we recognized license revenue of $2.0 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. The decrease in total revenues was due to a decrease of reimbursable costs associated with claseprubart’s ongoing clinical trials that were subject to the Zenas Agreements and are subject to the Tenacia Agreements.

Research and Development Expenses

Research and development expenses were $145.6 million for the year ended December 31, 2025, as compared to $83.1 million for the year ended December 31, 2024, an increase of $62.5 million. This increase was due to: (1) a $47.7 million increase in external research and development costs, consisting of clinical operation activities, CMC activities, preclinical study costs, discovery expenses and licensing and milestone payments; and (2) a $14.8 million increase in internal research and development costs, consisting of personnel and related costs, stock-based compensation expense and other costs.

The $47.7 million increase in external research and development costs was due to a $30.0 million increase in expenses related to discovery activities and a $17.7 million increase in expenses related to claseprubart. The increase in discovery activities related primarily to the upfront and clinical development milestone payments of $30.0 million for the DNTH212 program. The increase in expenses related to claseprubart were due to increases of $24.1 million in clinical operations activities and $1.5 million in licensing and milestone payments, partially offset by decreases of $4.9 million in preclinical study costs and $3.0 million in CMC activities. The changes related to claseprubart’s ongoing Phase 2 clinical trials in gMG and MMN and Phase 3 clinical trial in CIDP.

The $14.8 million increase in internal research and development costs was due to increases of $9.3 million in personnel and related costs, $4.5 million in stock-based compensation expense and $1.0 million in other expenses. The increases were due to the buildout of our internal research and development function to support our Phase 2 and Phase 3 clinical trials in claseprubart and development of DNTH212.

General and Administrative Expenses

General and administrative expenses were $34.3 million for the year ended December 31, 2025, as compared to $25.0 million for the year ended December 31, 2024, an increase of $9.3 million. The increase was primarily due to increases of $5.4 million in stock-based compensation expense, $3.3 million in personnel and related costs and $0.6 million in other administrative costs. The increases in costs were due to the buildout of our general and administrative function to support our Phase 2 and Phase 3 clinical trials in claseprubart and development of DNTH212.

Other Income/(Expense)

Other income was $15.6 million for the year ended December 31, 2025, as compared to $16.9 million for the year ended December 31, 2024, a decrease of $1.3 million. The decrease was primarily due to a decrease of $1.3 million in interest income from a lower average investment balance and lower interest rates on investments and an increase of $0.4 million in other expense, partially offset by $0.4 million increased gain on an investment in a former related party.

Income Tax

The provision for income taxes consists primarily of income taxes related to federal and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our lead product candidate, claseprubart, DNTH212, or any other future product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our lead product candidate, claseprubart, DNTH212, or any other future product candidates to support potential future commercialization and providing general and administrative support for our operations, including the costs associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. See the section titled “Risk Factors” found elsewhere in this Annual Report on Form 10-K for additional risks associated with our substantial capital requirements.

We have an open market sales agreement (the “ATM Agreement”) pursuant to which we may sell, from time-to-time shares of our common stock under an at-the-market (“ATM”) offering for an aggregate sales price of up to $200 million. Any sales of our common stock pursuant to the ATM Agreement are made under our registration statement on Form S-3 which was deemed effective by the SEC on October 9, 2024. As of the date of this filing, we have sold 2,626,834 shares of our common stock under the ATM offering program and have $100.1 million in remaining capacity under the ATM offering program. There were no sales under the ATM offering program during the three months ended December 31, 2025.

We historically have funded our operations with proceeds from the sale of capital stock. As of the date of this filing, we have raised aggregate gross proceeds of $288.4 million from public offerings, $423.5 million from private placements, and $99.9 million from our ATM offering program.

Future Capital Requirements

Since inception, we have devoted substantially all of our resources to conducting research and development activities (including with respect to the claseprubart program and DNTH212) and undertaking preclinical studies, conducting clinical trials and the manufacturing of the product used in our clinical trials and preclinical studies, business planning, developing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.

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

Historically, we have funded our operations with proceeds from the sale of capital stock. As of the date of this filing, we have raised aggregate gross proceeds of $288.4 million from public offerings, $423.5 million from private placements, and $99.9 million from our ATM offering program. However, we have incurred significant recurring losses. We generated net losses of $162.3 million and $85.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $336.7 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing, scope and results of our research and development activities. As of December 31, 2025, we had cash, cash equivalents and investments of $514.4 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments as of December 31, 2025 should be sufficient to fund our operations into 2028. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand and expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(129,060)	$(78,180)
Net cash used in investing activities	(122,833)	(286,812)
Net cash provided by financing activities	280,125	255,623
Increase/(decrease) in cash, cash equivalents and restricted cash	$28,232	$(109,369)

Cash Flows from Operating Activities

For the year ended December 31, 2025, net cash used in operating activities consisted of a net loss of $162.3 million, partially offset by net non-cash operating expenses of $16.5 million and a decrease in net operating assets and liabilities of $16.7 million. The non-cash operating expenses consisted primarily of stock-based compensation expense of $22.8 million, amortization of right-of-use operating lease assets of $0.3 million and depreciation expense of $0.1 million, partially offset by accretion of discount on investment securities of $6.2 million and a gain on an investment in a former related party of $0.5 million. The decrease in net operating assets and liabilities was primarily attributable to increases in accounts payable, accrued expenses and operating lease liabilities of $11.3 million and deferred revenue of $4.6 million and decreases in receivables from Zenas of $0.8 million and other assets of $0.3 million, partially offset by increases in prepaid expenses and other current assets of $0.2 million and accounts receivable of $0.1 million.

For the year ended December 31, 2024, net cash used in operating activities consisted of a net loss of $85.0 million and an increase in net operating assets and liabilities of $0.4 million, partially offset by net non-cash operating expenses of $7.1 million. The increase in net operating assets and liabilities was primarily attributable to increases in other assets of $8.2 million, prepaid expenses and other current assets of $1.6 million, and receivables from a former related party of $0.5 million, partially offset by increases in accounts payable, accrued expenses and operating lease liabilities of $8.2 million and deferred revenue of $1.5 million and a decrease in unbilled receivable from a former related party of $0.2 million. The non-cash operating expenses consisted primarily of stock-based compensation expense of $12.9 million and amortization of right-of-use operating lease assets of $0.3 million, partially offset by accretion of discount on investment securities of $6.0 million and a gain on an investment in a former related party of $0.1 million.

Cash Flows from Investing Activities

For the year ended December 31, 2025, net cash used in investing activities consisted primarily of $435.0 million of purchases of investment securities and capital expenditures of $0.2 million, partially offset by $312.4 million of proceeds from sales and maturities of investment securities.

For the year ended December 31, 2024, net cash used in investing activities consisted primarily of $413.7 million of purchases of investment securities and capital expenditures of $0.1 million, partially offset by $127.0 million of proceeds from sales and maturities of investment securities.

Cash Flows from Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities consisted of $271.9 million of net proceeds from a public offering, $7.9 million of proceeds from the exercise of stock options and $0.3 million of proceeds from the issuance of stock under the employee stock purchase plan.

For the year ended December 31, 2024, net cash provided by financing activities consisted of $215.3 million of net proceeds from the private placement, $39.2 million of net proceeds from the ATM offering program and $1.1 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Lease Obligations

We lease administrative office space under operating lease agreements in New York, New York, and Waltham, Massachusetts, which expire in February 2031 and January 2027, respectively.

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

License and Collaboration Agreements

In October 2025, we entered into a license agreement with Leads, pursuant to which Leads granted us a royalty-bearing, exclusive license outside Greater China to develop, manufacture, commercialize, or otherwise exploit DNTH212, a bifunctional fusion protein being developed in China by Leads as LBL-047. We also obtained certain non-exclusive rights to perform development and manufacturing activities in Greater China to support DNTH212 outside of Greater China. DNTH212 is an investigational, extended half-life bifunctional fusion protein targeting plasmacytoid dendritic cell BDCA2 to reduce Type 1 interferon production, while simultaneously inhibiting BAFF/APRIL to suppress B cell function. We are obligated to pay Leads up to $38.0 million, comprised of $30.0 million in upfront and near-term milestone payments plus an additional $8.0 million milestone, payable in cash or our common stock at our election, upon the initiation of a Dianthus-led Phase 1 study, for exclusive rights to develop and commercialize DNTH212 globally outside of Greater China. We are also obligated to pay up to $962.0 million in development and regulatory approval milestones across three key geographies and sales-based milestones across five indications, as well as tiered royalties from mid-single digits up to a low double-digit on ex-Greater China net sales.

During the three months ended December 31, 2025, we paid Leads $25.0 million in upfront and near-term milestone payments. In addition, we recorded $5.0 million of milestone payments within the accounts payable line item on our consolidated balance sheet as of December 31, 2025.

In July 2020, we entered into a collaborative research agreement with IONTAS Limited (“IONTAS”) to perform certain milestone-based research and development activities under our first development program. We are obligated to pay development and commercial milestone payments of up to £5.4 million (approximately $7.3 million based on the December 31, 2025 exchange rate) with the first development program, which has been selected for the claseprubart program.

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

We enter into consulting, research, and other agreements with commercial firms, researchers, and others for the provision of goods and services. Under such agreements, we may pay for services on a monthly, quarterly, project or other basis. Such arrangements are generally cancelable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date, whereas payments are dictated by the terms of each agreement. As such, depending on the timing of payment relative to the receipt of goods or services, we may record either prepaid expenses or accrued services. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research and development activities on our behalf.

We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. There may also be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued or prepaid research and development expenses.

Revenue Recognition - Licensing Agreements

We analyze our licensing agreements pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. As part of the accounting for contracts with customers, management develops assumptions that require judgment to determine whether promised goods and services represent distinct performance obligations and the standalone selling price for each performance obligation identified in the contract. This evaluation is subjective and requires us to make judgments about the promised goods and services and whether those goods and services are separable from other aspects of the contract. Further, determining the standalone selling price for performance obligations requires significant judgment, and when an observable price of a promised good or service is not readily available, we consider relevant assumptions to estimate the standalone selling price, including, as applicable, market conditions, development timelines, probabilities of technical and regulatory success and forecasted revenues.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dianthus Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
•
We examined subsequent invoices received from vendors and cash disbursements made subsequent to December 31, 2025 and inquired of individuals within the clinical and manufacturing operations of the Company to corroborate the applicable service period in order to evaluate completeness of the research and development expenses related to CROs and CDMOs.

/s/ Deloitte & Touche LLP

Morristown, New Jersey

March 8, 2026

We have served as the Company’s auditor since 2022.

DIANTHUS THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$51,087	$22,792
Short-term investments	353,208	252,449
Receivable from former related party	—	807
Accounts receivable, net	52	—
Prepaid expenses and other current assets	5,091	4,856
Total current assets	409,438	280,904
Long-term investments	110,135	81,728
Property and equipment, net	296	194
Right-of-use operating lease assets	1,337	1,553
Other assets and restricted cash	9,716	9,629
Total assets	$530,922	$374,008
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,725	$4,579
Accrued expenses	19,452	13,074
Current portion of deferred revenue	1,188	479
Current portion of operating lease liabilities	367	320
Total current liabilities	30,732	18,452
Deferred revenue	5,770	1,908
Long-term operating lease liabilities	1,019	1,171
Total liabilities	37,521	21,531
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; authorized shares – 10,000,000 at December 31, 2025 and 2024; issued and outstanding – none at December 31, 2025 and 2024	—	—
Common stock; $0.001 par value per share; authorized shares – 150,000,000 at December 31, 2025 and 2024; issued and outstanding shares – 43,223,090 and 31,115,341 at December 31, 2025 and 2024, respectively	43	31
Additional paid-in capital	829,598	526,732
Accumulated deficit	(336,729)	(174,392)
Accumulated other comprehensive income	489	106
Total stockholders’ equity	493,401	352,477
Total liabilities and stockholders’ equity	$530,922	$374,008

The accompanying notes are an integral part of these consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenues:
License revenue - former related party	$—	$5,909
License revenue	2,036	326
Total revenues	2,036	6,235
Operating expenses:
Research and development	145,638	83,105
General and administrative	34,331	24,994
Total operating expenses	179,969	108,099
Loss from operations	(177,933)	(101,864)
Other income/(expense):
Interest and investment income	16,119	17,365
Gain on investment in former related party	508	148
Loss on currency exchange, net	(57)	(64)
Other expense	(974)	(554)
Total other income	15,596	16,895
Net loss	$(162,337)	$(84,969)
Net loss per share attributable to common stockholders, basic and diluted	$(4.20)	$(2.55)
Weighted-average number of shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants, used in computing net loss per share of common stock, basic and diluted	38,617,580	33,313,849
Comprehensive loss:
Net loss	$(162,337)	$(84,969)
Other comprehensive income:
Unrealized gain on marketable securities	383	59
Total other comprehensive income	383	59
Total comprehensive loss	$(161,954)	$(84,910)

The accompanying notes are an integral part of these consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income	Equity
Balance, December 31, 2023	14,817,696	$15	$258,231	$(89,423)	$47	$168,870
Issuance of common stock and pre-funded warrants in connection with the private placement, net of issuance costs of $14,665	14,500,500	14	215,319	—	—	215,333
Issuance of common stock in connection with at-the-market offering (“ATM”), net of issuance costs	1,503,708	2	39,198	—	—	39,200
Exercise of pre-funded warrants	210,316	—	—	—	—	—
Exercise of stock options	83,121	—	1,090	—	—	1,090
Stock-based compensation expense	—	—	12,894	—	—	12,894
Net loss	—	—	—	(84,969)	—	(84,969)
Unrealized gain on marketable securities	—	—	—	—	59	59
Balance, December 31, 2024	31,115,341	$31	$526,732	$(174,392)	$106	$352,477
Issuance of common stock and pre-funded warrants in connection with public offering, net of issuance costs of $404	7,627,879	8	271,856	—	—	271,864
Exercise of pre-funded warrants	3,833,921	4	(3)	—	—	1
Exercise of stock options	627,148	—	7,903	—	—	7,903
Issuance of common stock under employee stock purchase plan	18,801	—	317	—	—	317
Stock-based compensation expense	—	—	22,793	—	—	22,793
Net loss	—	—	—	(162,337)	—	(162,337)
Unrealized gain on marketable securities	—	—	—	—	383	383
Balance, December 31, 2025	43,223,090	$43	$829,598	$(336,729)	$489	$493,401

The accompanying notes are an integral part of these consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(162,337)	$(84,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	111	96
Stock-based compensation expense	22,793	12,894
Accretion of discount on investment securities	(6,163)	(6,018)
Amortization of right-of-use operating lease assets	317	316
Gain on investment in former related party	(507)	(148)
Changes in operating assets and liabilities:
Receivable from former related party	807	(513)
Unbilled receivable from former related party	—	184
Accounts receivable, net	(52)	—
Prepaid expenses and other current assets	(235)	(1,601)
Other assets	358	(8,163)
Accounts payable, accrued expenses and operating lease liabilities	11,277	8,191
Deferred revenue	4,571	2,387
Deferred revenue - former related party	—	(836)
Net cash used in operating activities	(129,060)	(78,180)
Cash flows from investing activities:
Capital expenditures	(213)	(105)
Purchases of investment securities	(435,013)	(413,707)
Proceeds from sales and maturities of investment securities	312,393	127,000
Net cash used in investing activities	(122,833)	(286,812)
Cash flows from financing activities:
Proceeds from public offering	272,268	—
Payment of issuance costs in connection with public offering	(364)	—
Proceeds from exercise of stock options	7,903	1,090
Proceeds from issuance of common stock under employee stock purchase plan	317	—
Proceeds from exercise of pre-funded warrants	1	—
Proceeds from private placement	—	229,998
Payment of issuance costs in connection with private placement	—	(14,665)
Proceeds from issuance of common stock pursuant to ATM offering, net of issuance costs	—	39,200
Net cash provided by financing activities	280,125	255,623
Increase/(decrease) in cash, cash equivalents and restricted cash	28,232	(109,369)
Cash, cash equivalents and restricted cash, beginning of period	23,022	132,391
Cash, cash equivalents and restricted cash, end of period	$51,254	$23,022
Supplemental Disclosure
Cash and cash equivalents	$51,087	$22,792
Restricted cash	167	230
Total cash, cash equivalents and restricted cash	$51,254	$23,022
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Issuance costs in connection with public offering included in accrued expenses	$40	$—
Additions to right-of-use lease assets from new operating lease liabilities	$101	$1,253

The accompanying notes are an integral part of these consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise stated)

1. Organization, Description of Business and Liquidity

Business

Dianthus Therapeutics, Inc. (the “Company” or “Dianthus”) is a clinical-stage biotechnology company dedicated to developing potentially best in class therapies for patients living with severe autoimmune diseases. The Company’s corporate headquarters are in New York, New York.

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

Reverse Merger and Pre-Closing Financing

On September 11, 2023, the Company completed its business combination with Dianthus Therapeutics OpCo, Inc. (formerly Dianthus Therapeutics, Inc.) (“Former Dianthus”) in accordance with the terms of the Agreement and Plan of Merger, dated as of May 2, 2023 (the “Merger Agreement”), by and among the Company, Dio Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Former Dianthus, pursuant to which, among other matters, Merger Sub merged with and into Former Dianthus, with Former Dianthus surviving as a wholly owned subsidiary of the Company (the “Reverse Merger”). In connection with the completion of the Reverse Merger, the Company changed its name from “Magenta Therapeutics, Inc.” to “Dianthus Therapeutics, Inc.,” and the business conducted by the Company became primarily the business conducted by Former Dianthus. Unless context otherwise requires, references herein to “Dianthus,” the “Company,” or the “combined company” refer to Dianthus Therapeutics, Inc. (formerly Magenta Therapeutics, Inc.) after completion of the Reverse Merger, the term “Former Dianthus” refers to Dianthus Therapeutics OpCo, Inc. (formerly Dianthus Therapeutics, Inc.), and the term “Magenta” refers to the Company prior to completion of the Reverse Merger. The Company was incorporated in June 2015, and Former Dianthus was incorporated in May 2019.

Immediately prior to the effective time of the Reverse Merger, the Company effected a 1-for-16 reverse stock split of its common stock (the “Reverse Stock Split”). Unless noted otherwise, all references herein to share and per share amounts reflect the Reverse Stock Split.

At the effective time of the Reverse Merger, the Company issued an aggregate of 11,021,248 shares of common stock to the Former Dianthus stockholders, based on the exchange ratio of approximately 0.2181 shares of common stock for each share of Former Dianthus common stock, including those shares of Former Dianthus common stock issued upon the conversion of Former Dianthus preferred stock and those shares of the Former Dianthus common stock issued in the pre-closing financing (as defined below), resulting in 14,817,696 shares of common stock being issued and outstanding following the effective time of the Reverse Merger.

At the effective time of the Reverse Merger, the 2019 Stock Plan (as discussed in Note 11) was assumed by the Company, and each outstanding and unexercised option to purchase shares of Former Dianthus common stock immediately prior to the effective time of the Reverse Merger was assumed by the Company and converted into an option to purchase shares of common stock, with necessary adjustments to the number of shares and exercise price to reflect the exchange ratio, and each outstanding and unexercised warrant to purchase shares of Former Dianthus common stock immediately prior to the effective time of the Reverse Merger (including the Former Dianthus pre-funded warrants sold in the pre-closing financing) was converted into a warrant to purchase shares of common stock, with necessary adjustments to the number of shares and exercise price to reflect the exchange ratio.

The Reverse Merger was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under this method of accounting, Former Dianthus was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the expectation that, immediately following the Reverse Merger: (i) Former Dianthus’ stockholders would own a substantial majority of the voting rights in the combined company; (ii) Former Dianthus’ largest stockholders would retain the largest interest in the combined company; (iii) Former Dianthus would designate a majority (six of eight) of the initial members of the board of directors of the combined company; and (iv) Former Dianthus’ executive management team would become the management team of the combined company. Accordingly, for accounting purposes: (i) the Reverse Merger was treated as the equivalent of Former Dianthus issuing stock to acquire the net assets of Magenta; (ii) the net assets of Magenta were recorded at their acquisition-date fair value in the consolidated financial statements of Former Dianthus and (iii) the reported historical operating results of the combined company prior to the Reverse Merger are those of Former Dianthus. Historical common stock figures of Former Dianthus have been retroactively restated based on the exchange ratio of approximately 0.2181.

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

The Company believes that the achievement of the milestones outlined in the CVR Agreement are highly susceptible to factors outside the Company’s influence that are not expected to be resolved for a long period of time, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the buyers of such assets and are based on the buyers of such assets progressing the in-process research and development assets into clinical trials, and in the case of one of the agreements, to a regulatory milestone. If the Company were to record a receivable for such contingent payments, it would also record a corresponding liability. As of December 31, 2025, no receivables were recorded on the consolidated balance sheet relating to such contingent payments.

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

2024 Private Placement

On January 22, 2024, the Company entered into a securities purchase agreement for a private placement with certain institutional and accredited investors. At the closing of the private placement on January 24, 2024, the Company sold and issued 14,500,500 shares of common stock at a price per share of $12.00, and pre-funded warrants to purchase 4,666,332 shares of common stock at a purchase price of $11.999 per pre-funded warrant, which represents the per share purchase price of the common stock less the $0.001 per share exercise price for each pre-funded warrant, for an aggregate purchase price of approximately $230.0 million. The pre-funded warrants are exercisable at any time after the date of issuance. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of pre-funded warrants may increase or decrease this percentage to a percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

Shelf Registration Statement and ATM Offering Program

On October 1, 2024, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an ATM offering program for the sale of up to $200.0 million of shares of the Company’s common stock. The Company sold 1,503,708 shares of its common stock under the ATM offering program during the year ended December 31, 2024, resulting in net proceeds of $39.2 million. No sales were made under the ATM offering program during the year ended December 31, 2025. As of the date of this filing, the Company has sold 2,626,834 shares of its common stock under the ATM offering program and has $100.1 million in remaining capacity under the ATM offering program.

On January 28, 2026, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $600.0 million. On January 30, 2026, the registration statement was declared effective by the SEC.

September 2025 Underwritten Public Offering

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

The Company intends to use the net proceeds from this underwritten offering to advance the Company’s preclinical and clinical development activities, as well as for working capital and general corporate purposes. The Company may also use a portion of the proceeds to license, acquire or invest in new product candidates or for drug development activities related to such product candidates, complementary businesses, technology or assets.

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

The Company’s current product candidates, as well as any future product candidates, will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if its product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales.

Liquidity

In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements were issued (the “issuance date”):

•
Since its inception, the Company has funded its operations primarily with outside capital and has incurred significant recurring losses, including net losses of $162.3 million and $85.0 million for the years ended December 31, 2025 and 2024, respectively. In addition, the Company had an accumulated deficit of $336.7 million as of December 31, 2025;
•
The Company expects to continue to incur significant recurring losses and rely on outside capital to fund its operations for the foreseeable future; and

•
As of the issuance date, the Company expects that its existing cash, cash equivalents and investments on hand will be sufficient to fund its obligations as they become due for at least twelve months beyond the issuance date. The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for its existing product candidates and any future product candidates to support commercialization and providing general and administrative support for its operations, including the costs associated with operating as a public company.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.

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

Investments

The Company's investments consist of marketable securities classified as available-for-sale and reported at fair value on the consolidated balance sheets. Management of the Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Investments in marketable securities with remaining maturities when purchased of greater than three months and less than one year are classified as current. Investments with a remaining maturity date greater than one year are classified as non-current. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income/(loss) on the consolidated balance sheets. Interest earned on securities that are classified as available-for-sale are included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest and investment income in the consolidated statements of operations and comprehensive loss, based on the specific identification method.

When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made in accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The credit-related impairment amount is recognized in the consolidated statements of operations and comprehensive loss. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations and comprehensive loss. There were no credit losses recorded during the years ended December 31, 2025 or 2024.

Additional information regarding investments is included in Note 4.

Receivable from Former Related Party and Unbilled Receivable from Former Related Party

The receivable from former related party and the unbilled receivable from former related party results from the option and license agreements with Zenas BioPharma, Inc. (formerly Zenas BioPharma Limited) (“Zenas”). The Company previously considered Zenas to be a related party. See Notes 12 and 17 for more information. The receivable represents amounts earned and billed to Zenas but not yet collected as of period end while the unbilled receivable represents amounts earned but not yet billed to Zenas as of period end. The receivable and unbilled receivable are reported at net realizable value. The Company evaluated the creditworthiness of Zenas and their financial condition and did not require collateral from Zenas. No allowance for doubtful accounts is recorded as all accounts are considered collectible.

Accounts Receivable

Accounts receivable relates to the license agreement with Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”). See Note 12 for more information. The receivable represents amounts earned and billed to Tenacia but not yet collected as of period end. The receivable are reported at net realizable value. The Company evaluated the creditworthiness of Tenacia and their financial condition and did not require collateral from Tenacia. No allowance for doubtful accounts is recorded as all accounts are considered collectible.

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

The estimated fair value of receivable from former related party, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments.

Additional information regarding fair value measurements is included in Note 7.

License Revenues

To date, the Company’s only revenue has been attributable to upfront payments and cost reimbursements under the Company’s licensing agreements. The Company has not generated any revenue from product sales and does not expect to generate any revenue from product sales for the foreseeable future.

The Company recognizes revenue pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identifies the contract with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when the performance obligation is satisfied.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, the related deferred revenue is classified in current liabilities.

Additional information and disclosures required under ASC 606 are included in Note 12.

Research and Development Costs

Research and development expenses are recorded as expense, as incurred. Research and development expenses consists of (i) costs to engage contractors who specialize in the development activities of the Company; (ii) external research and development costs incurred under arrangements with third parties, such as contract research organizations, contract development and manufacturing organizations and consultants; and (iii) costs associated with preclinical and clinical activities and regulatory operations.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2025 and 2024, the Company did not have any material uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any exist, in income tax expense.

Additional information and disclosures required under ASC 740 are included in Note 13.

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

Additional information regarding stock-based compensation is included in Note 11.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The enhancement provides information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. On January 1, 2025, the Company adopted ASU 2023-09 on a prospective basis. Refer to Note 13 to these consolidated financial statements for additional discussion.

Recently Issued Accounting Pronouncements

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

The Company has not yet generated any revenue from product sales. The CODM assesses the financial performance of the segment and decides how to allocate resources based on net loss on a consolidated basis. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

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

The table below provides a summary of the segment profit or loss, including significant segment expenses:

	Year Ended December 31,
	2025	2024
Revenues:
License revenue - former related party	$—	$5,909
License revenue	2,036	326
Total revenues	2,036	6,235
Research and development expenses:
Claseprubart program-related expenses:
Clinical operation activity costs	49,870	25,764
CMC activity costs	16,570	19,494
Preclinical study activity costs	3,563	8,537
Other costs	2,069	600
Total claseprubart program-related expenses	72,072	54,395
Discovery expenses(1)	32,070	2,117
Personnel and related costs	26,008	16,638
Stock-based compensation expense	10,090	5,576
Other costs	5,398	4,379
Total research and development expenses	145,638	83,105
General and administrative expenses:
Stock-based compensation expense	12,703	7,318
Personnel and related costs	11,531	8,249
Other costs	10,097	9,427
Total general and administrative expenses	34,331	24,994
Other income, net	15,596	16,895
Net loss	$(162,337)	$(84,969)

(1)

For the year ended December 31, 2025, discovery expenses include $30.0 million related to the upfront and near-term milestone payments pursuant to the Leads License Agreement (as defined below in Note 16) related to DNTH212. Additional information is included in Note 16.

4. Cash Equivalents and Marketable Securities

The Company’s investments consist of marketable securities classified as available-for-sale. The following tables provide a summary of the estimated fair value of the Company’s cash equivalents and marketable securities:

	December 31, 2025				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term	Long-term
Cash equivalents:
Money market funds	$50,247	$—	$—	$50,247	$50,247	$—
Total cash equivalents	$50,247	$—	$—	$50,247	$50,247	$—

Marketable securities:
U.S. treasury securities	$345,668	$402	$—	$346,070	$274,152	$71,918
Certificate of deposit	6,112	9	—	6,121	6,121	—
U.S. government agency securities	17,053	17	(7)	17,063	7,521	9,542
Corporate debt securities	89,709	81	(15)	89,775	61,100	28,675
Commercial paper	4,312	2	—	4,314	4,314	—
Total marketable securities	$462,854	$511	$(22)	$463,343	$353,208	$110,135

	December 31, 2024				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term	Long-term
Cash equivalents:
Money market funds	$19,742	$—	$—	$19,742	$19,742	$—
Corporate debt securities	2,204	—	—	2,204	2,204	—
Total cash equivalents	$21,946	$—	$—	$21,946	$21,946	$—

Marketable securities:
U.S. treasury securities	$257,334	$198	$(130)	$257,402	$186,552	$70,850
U.S. government agency securities	6,946	2	(5)	6,943	3,928	3,015
Corporate debt securities	69,791	45	(4)	69,832	61,969	7,863
Total marketable securities	$334,071	$245	$(139)	$334,177	$252,449	$81,728

As December 31, 2024, marketable securities within the corporate debt securities line item includes both commercial paper and corporate debt securities. Commercial paper held at December 31, 2024 was classified as short-term securities.

Interest and Investment Income

The following table provides a summary of the components of interest and investment income:

	Year Ended December 31,
	2025	2024
Interest income	$9,956	$11,347
Accretion of discount on marketable securities, net	6,163	6,018
Total interest and investment income	$16,119	$17,365

5. Prepaid Expenses and Other Current Assets

The following table provides a summary of prepaid expenses and other current assets:

	December 31,
	2025	2024
Prepaid materials, supplies and research and development services	$3,033	$3,035
Prepaid subscriptions, software and other administrative services	1,274	770
Prepaid insurance	698	696
Other current assets	86	355
Prepaid expenses and other current assets	$5,091	$4,856

6. Property and Equipment

The following table provides a summary of property and equipment:

	December 31,
	2025	2024
Computer equipment	$543	$333
Furniture and fixtures	57	54
Subtotal	600	387
Less: accumulated depreciation	(304)	(193)
Property and equipment, net	$296	$194

Depreciation expense was $0.1 million for each of the years ended December 31, 2025 and 2024.

7. Fair Value of Financial Instruments

The following table provides a summary of financial assets measured at fair value on a recurring basis:

	Fair Value at
Description	December 31, 2025	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$50,247	$50,247	$—	$—
Short-term investments:
U.S. treasury securities	274,152	274,152	—	—
Certificate of deposit	6,121	6,121	—	—
U.S. government agency securities	7,521	—	7,521	—
Corporate debt securities	61,100	—	61,100	—
Commercial paper	4,314	—	4,314	—
Long-term investments:
U.S. treasury securities	71,918	71,918	—	—
U.S. government agency securities	9,542	—	9,542	—
Corporate debt securities	28,675	—	28,675	—
Other assets and restricted cash:
Investment in former related party	656	656	—	—
Total assets measured at fair value	$514,246	$403,094	$111,152	$—

	Fair Value at
	December 31,
Description	2024	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$19,742	$19,742	$—	$—
Corporate debt securities	2,204	—	2,204	—
Short-term investments:
U.S. treasury securities	186,552	186,552	—	—
U.S. government agency securities	3,928	—	3,928	—
Corporate debt securities	61,969	—	61,969	—
Long-term investments:
U.S. treasury securities	70,850	70,850	—	—
U.S. government agency securities	3,015	—	3,015	—
Corporate debt securities	7,863	—	7,863	—
Other assets and restricted cash:
Investment in former related party	148	148	—	—
Total assets measured at fair value	$356,271	$277,292	$78,979	$—

There were no transfers between levels for the years ended December 31, 2025 or 2024. The weighted-average maturity of the securities held at December 31, 2025 was less than 12 months.

As of December 31, 2024, marketable securities within the corporate debt securities line item included both commercial paper and corporate debt securities. Commercial paper held at December 31, 2024 was classified as short-term securities and classified within Level 2 of the fair value hierarchy.

8. Accrued Expenses

The following table provides a summary of accrued expenses:

	December 31,
	2025	2024
Accrued compensation	$9,517	$5,154
Accrued external research and development	8,589	6,996
Accrued professional fees	215	271
Other accrued expenses	1,131	653
Accrued expenses	$19,452	$13,074

9. Leases

The Company leases space under operating leases for administrative offices in New York, New York, and Waltham, Massachusetts. The Company previously leased wet laboratory space in Watertown, Massachusetts, but this lease terminated in March 2025.

The following table provides a summary of the components of lease costs and rent:

	Year Ended December 31,
	2025	2024
Operating lease cost	$396	$422
Variable lease cost	44	32
Total operating lease costs	$440	$454

Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

The Company recorded operating lease costs of $0.4 million within the general and administrative expenses line item in the consolidated statements of operations and comprehensive loss during each of the years ended December 31, 2025 and 2024. The Company recorded operating lease costs of $24 thousand and $58 thousand within the research and development expenses line item in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2025 and 2024, respectively.

Maturities of operating lease liabilities as of December 31, 2025 are as follows:

2026	$367
2027	323
2028	318
2029	321
2030	324
Thereafter	54
Total undiscounted operating lease payments	1,707
Less: imputed interest	(321)
Present value of operating lease liabilities	$1,386

Balance sheet classification:
Current portion of operating lease liabilities	$367
Long-term operating lease liabilities	1,019
Total operating lease liabilities	$1,386

The weighted-average remaining term of operating leases was 58 months and the weighted-average discount rate used to measure the present value of operating lease liabilities was 8.40% as of December 31, 2025.

10. Stockholders’ Equity

September 2025 Underwritten Public Offering

At the closing of an underwritten public offering on September 11, 2025, the Company issued and sold 7,627,879 shares of its common stock, including the full exercise by the underwriters of their option to purchase an additional 1,140,000 shares, and pre-funded warrants to purchase 1,112,121 shares of its common stock with a $0.001 per share exercise price. The gross proceeds from this underwritten public offering were $288.4 million, before underwriting discounts and commissions and estimated expenses related to this public offering.

The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of December 31, 2025, there were 1,112,121 pre-funded warrants outstanding related to this underwritten public offering.

Shelf Registration Statement and ATM Offering Program

On October 1, 2024, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an ATM offering program for the sale of up to $200.0 million of shares of the Company’s common stock. The Company sold 1,503,708 shares of its common stock under the ATM offering program during the year ended December 31, 2024, resulting in net proceeds of $39.2 million. No sales were made under the ATM offering program during the year ended December 31, 2025. As of the date of this filing, the Company has sold 2,626,834 shares of its common stock under the ATM offering program and has $100.1 million in remaining capacity under the ATM offering program.

On January 28, 2026, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $600.0 million. On January 30, 2026, the registration statement was declared effective by the SEC.

Private Placement Offering

At the closing of the private placement on January 24, 2024, the Company issued 14,500,500 shares of common stock and pre-funded warrants to purchase 4,666,332 shares of common stock with a $0.001 per share exercise price. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of December 31, 2025, there were 832,333 pre-funded warrants outstanding related to this private placement.

Preferred Stock

As of December 31, 2025, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001. As of December 31, 2025, no shares of preferred stock were issued and outstanding.

Common Stock

As of December 31, 2025, the Company was authorized to issue up to 150,000,000 shares of common stock at a par value of $0.001. As of December 31, 2025, the Company had issued and outstanding 43,223,090 shares of common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through December 31, 2025.

The Company had the following shares of common stock reserved for future issuance:

	December 31,
	2025	2024
Issuance of common stock upon exercise of stock options	5,991,343	4,499,702
Equity awards available for grant under stock award plans	1,888,479	1,917,501
Shares available for issuance under employee stock purchase plan	143,277	99,578
Issuance of common stock upon exercise of warrants	1,949,131	4,671,009
Total common stock reserved for future issuance	9,972,230	11,187,790

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

On May 23, 2024, the Company’s stockholders approved an amendment and restatement of the Prior 2018 Incentive Plan and it was renamed the Second Amended and Restated Dianthus Therapeutics, Inc. Stock Option and Incentive Plan (the “2018 Amended Plan”) to:

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

As of December 31, 2025, 1,174,479 shares of common stock were available for grant under the 2018 Amended Plan.

2019 Stock Plan

In July 2019, Former Dianthus’s board of directors adopted, and the Former Dianthus’s stockholders approved, the Dianthus Therapeutics, Inc. 2019 Stock Plan (the “2019 Stock Plan”). In connection with the Reverse Merger, the Company assumed options to purchase shares of Former Dianthus’s common stock that were outstanding under the 2019 Stock Plan immediately prior to the Reverse Merger and such options were converted into options to purchase 1,273,454 shares of common stock (the “Assumed Options”). No further awards will be made under the 2019 Stock Plan; however, the Assumed Options will remain outstanding under the 2019 Stock Plan in accordance with their terms, as adjusted to reflect the Reverse Merger.

2019 Employee Stock Purchase Plan

Employees may elect to participate in the Dianthus Therapeutics, Inc. 2019 Employee Stock Purchase Plan, as amended (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on (i) the offering date or (ii) the exercise date. The six-month offering periods begin in January and July of each year. During the year ended December 31, 2025, the Company issued 18,801 shares of common stock pursuant to the ESPP, respectively. As of December 31, 2025, 143,277 shares remained available for issuance under the ESPP.

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

Inducement Plan

In February 2024, the Company’s board of directors approved the Dianthus Therapeutics, Inc. Equity Inducement Plan (the “Inducement Plan”), which provides for up to 300,000 shares of common stock for inducement awards. In December 2025, the Company’s board of directors approved an amendment to the Inducement Plan (the “Amended Inducement Plan”), which increased the number of shares of common stock available for inducement awards to 900,000. As of December 31, 2025, 714,000 shares of common stock were available for grant under the Amended Inducement Plan.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2025:

	Number of Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at January 1, 2025	4,499,702	$17.19	8.7	$24,867
Options granted	2,432,800	23.77		42,437
Options exercised	(627,148)	12.60		14,919
Options forfeited	(314,011)	21.07		1,690
Balance at December 31, 2025	5,991,343	$20.14	8.3	$127,547
Exercisable options at December 31, 2025	2,336,600	$17.01	7.6	$57,823
Unvested options at December 31, 2025	3,654,743	$22.14	8.8	$69,724

The aggregate intrinsic value of options granted, options exercised and options forfeited represents the difference between (i) the exercise price of the option and (ii) the closing market price of the Company’s common stock on (x) December 31, 2025, (y) the date of exercise, or (z) the date of forfeiture, respectively.

The weighted average grant-date fair value per share of stock options granted during the year ended December 31, 2025 was $18.27 per share.

The table below summarizes the assumptions used to determine the grant-date fair value of stock options issued, presented on a weighted average basis:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.2%	4.2%
Expected term (in years)	6.0	6.0
Expected volatility	91.5%	92.6%
Expected dividend yield	0.0%	0.0%

Stock Warrants

In April 2021, Former Dianthus issued 4,677 warrants for the purchase of common stock at an exercise price of $1.65 per share. The warrants vested on July 30, 2023 and had a grant date fair value of $1.16 per warrant. As of December 31, 2025, the warrants have a weighted average remaining contractual term of 5.3 years.

Stock-based Compensation Expense

The following table provides a summary of stock-based compensation expense:

	Year Ended December 31,
	2025	2024
Research and development	$10,090	$5,576
General and administrative	12,703	7,318
Total stock-based compensation expense	$22,793	$12,894

As of December 31, 2025, there was $59.0 million of total unrecognized compensation cost related to granted stock options. The Company expects to recognize that cost over a remaining weighted average period of 2.7 years.

12. License Revenues

Zenas BioPharma, Inc.

In September 2020, the Company entered into an Option Agreement (the “Zenas Option”) with Zenas, formerly considered a related party (See Note 17). Through the Zenas Option, the Company provided Zenas an option to enter into an exclusive license agreement for the development and commercialization of products arising from its research of monoclonal antibody antagonists targeting certain specific complement proteins.

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

The consideration under the Tenacia License Agreement, which replaced the consideration of the Zenas License Agreement, related to the first antibody sequence includes the following payments by Tenacia to the Company: (i) a $2.5 million upfront payment, which was paid to the Company in October 2024 upon execution of the Tenacia License Agreement; (ii) reimbursement of a portion of certain clinical costs; (iii) development milestones totaling up to $15.0 million; and (iv) royalties on net sales ranging from the mid-single digits to the low teen percentages. Tenacia is also responsible for paying local development costs in Greater China and a portion of the central development costs based on the number of patients enrolled from China in our global Phase 3 studies.

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

The Company also determined that the milestone payments of $15.0 million (previously $11.0 million under the Zenas License Agreement) are variable consideration under ASC 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the milestones, such as the regulatory approvals which are generally not within the Company’s control, the Company will not consider achievement of each milestone to be probable until the uncertainty associated with such milestone has been resolved. Should it be probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price for which the Company recognizes revenue. No milestones were achieved under the Zenas Agreements prior to novation. During the year ended December 31, 2025, $6.0 million of milestones were achieved under the Tenacia Agreements and added to the transaction price. No milestones were achieved under the Tenacia Agreements during the year ended December 31, 2024.

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

The Company recognized related party license revenue totaling nil and $5.9 million during the years ended December 31, 2025 and 2024, respectively, associated with the Zenas Agreements. As of December 31, 2024, the Company recorded a related party receivable of $0.8 million on its consolidated balance sheet.

The Company recognized license revenue totaling $2.0 million and $0.3 million during the years ended December 31, 2025 and 2024, respectively, associated with the Tenacia Agreements. As of December 31, 2025, the Company recorded accounts receivable of $52 thousand, an unbilled receivable of $50 thousand within prepaid expenses and other current assets, current deferred revenue of $1.2 million and noncurrent deferred revenue of $5.8 million on its consolidated balance sheet.

13. Income Taxes

For the years ended December 31, 2025 and 2024, the Company recorded no current or deferred income tax expenses or benefits as it has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

As further described in Note 2, the Company elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the Company’s effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	Year Ended December 31, 2025
	Amount	Rate
Federal statutory income tax rate	$(34,091)	21.0%
State taxes, net of federal benefit (1)	(12,453)	7.7%
Research tax credits	(7,331)	4.5%
Increase in deferred tax asset valuation allowance	53,688	(33.1)%
Nontaxable or non-deductible items:
Disallowed compensation deductions	1,053	(0.6)%
Stock-based compensation	(866)	0.5%
Effective income tax rate	$—	(0.0)%

(1)	For the year ended December 31, 2025, state taxes in the following states made up the majority (greater than 50% of the tax effect): New York and Massachusetts.

The following table is a reconciliation of the Company’s effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09:

Year Ended December 31, 2024
Federal statutory income tax rate	21.0%
State taxes, net of federal benefit	31.3%
Research tax credits	7.5%
Other	8.8%
Increase in deferred tax asset valuation allowance	(68.6)%
Effective income tax rate	(0.0)%

The following table provides a summary of net deferred tax assets:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$132,723	$109,660
Capitalized research and development costs	52,153	35,142
Tax credit carryforwards	30,714	22,784
Stock-based compensation	13,243	9,151
Amortization of license fees	3,845	3,802
Accrued expenses	2,509	1,256
Deferred revenue	516	—
Lease liabilities	50	22
Other	20	15
Gross deferred tax assets	235,773	181,832
Valuation allowance	(235,293)	(181,605)
Total deferred tax assets	480	227
Deferred tax liabilities:
Right-of-use lease assets	(77)	(18)
Other	(403)	(209)
Total deferred tax liabilities	(480)	(227)
Net deferred tax assets	$—	$—

As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $475.9 million, of which $458.3 million can be carried forward indefinitely. As of December 31, 2025, the Company had state tax net operating loss carryforwards of approximately $419.0 million, which will begin to expire in 2038. As of December 31, 2025, the Company had federal, state, and foreign tax credit carryforwards of approximately $26.4 million, $4.3 million and nil, respectively. All tax credits have a limited carryforward period and will begin to expire in 2038.

In assessing the realizability of the net deferred tax assets, management considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Management believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets, net, was required.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2025 and 2024 related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and research tax credit carryforwards. During the years ended December 31, 2025 and 2024, capitalized research and development expenses increased pursuant to Section 174 of the Internal Revenue Code of 1986, as amended (the “Code”). The changes in the valuation allowance for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Valuation allowance as of beginning of year	$181,605	$123,452
Net increases recorded to income tax provision	53,688	58,153
Valuation allowance as of end of year	$235,293	$181,605

The Company is subject to tax and will continue to file federal income tax returns in the United States as well as in certain state and local jurisdictions. The Company is subject to tax examinations for tax years ended December 31, 2022 and forward in all applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. In addition, the utilization of tax carryforwards, from periods prior to those previously mentioned may also be audited by the taxing authorities once utilized.

Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service (the “IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company has not recorded any liabilities for unrecognized tax benefits as of December 31, 2025 or 2024. The Company will recognize interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company has made no income tax payments and received no income tax refunds during the year. All payments made to taxing authorities were for non-income based tax liabilities and are outside the scope of ASC 740.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes several significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. On August 28, 2025, the IRS released procedural guidance (Rev. Proc. 2025-28) for implementing Section 174A and related elections for domestic research or experimental (“R&E”) expenditures. Transition rules provide taxpayers with options to account for any remaining unamortized domestic R&E expenditures paid or incurred in taxable years beginning after December 31, 2021, and before January 1, 2025. Taxpayers may continue to amortize such unamortized amounts over the remaining five-year period; alternatively, they may elect to deduct any remaining unamortized domestic R&E expenditures either entirely in the first tax year beginning after December 31, 2024, or ratably over two taxable years (e.g., 2025 or ratably in 2025 and 2026). The Company has elected to continue to capitalize all domestic R&E expenditures and will continue to amortize previously capitalized and unamortized domestic R&E expenditures over the remaining five-year period. As of December 31, 2024, the Company had approximately $131.0 million of remaining unamortized domestic R&E expenditures, representing approximately $32.4 million of its gross deferred tax assets. As of December 31, 2025, the Company had approximately $191.0 million of remaining unamortized domestic R&E expenditures, representing approximately $50.4 million of its gross deferred tax assets.

14. Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Eligible employees are able to contribute 100% of their eligible compensation up to the maximum amount allowed under the Code. The Company matches 100% of each eligible employee’s contributions up to 4% of total eligible compensation. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. The 401(k) Plan currently does not offer the ability to invest in the Company’s securities. Employees are immediately and fully vested in their contributions. The Company recorded expense of $1.0 million and $0.5 million representing employer contributions under the 401(k) Plan during the years ended December 31, 2025 and 2024, respectively.

15. Net Loss Per Share

Basic and diluted net loss per share of common stock were calculated as follows:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(162,337)	$(84,969)
Denominator:
Weighted-average number of shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants, used in computing net loss per share of common stock, basic and diluted	38,617,580	33,313,849
Net loss per share attributable to common stockholders, basic and diluted	$(4.20)	$(2.55)

Pre-funded warrants have been included in the computation of basic and diluted net loss per share of common stock as the pre-funded warrants are issuable for nominal consideration pursuant to their terms. There were outstanding pre-funded warrants of 1,944,454 and 4,666,332 as of December 31, 2025 and 2024, respectively. The outstanding pre-funded warrants increased the weighted-average number of shares of common stock outstanding by 3,302,164 shares and 4,546,993 shares for the year ended December 31, 2025 and 2024, respectively.

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

	Year Ended December 31,
	2025	2024
Stock options outstanding	5,991,343	4,499,702
Warrants for the purchase of common stock	4,677	4,677
Total	5,996,020	4,504,379

16. Commitments and Contingencies

License Agreement with Nanjing Leads Biolabs Co. Ltd.

On October 16, 2025, the Company entered into a License and Collaboration Agreement (the “Leads License Agreement”) with Nanjing Leads Biolabs Co. Ltd. (“Leads”), pursuant to which Leads granted the Company a royalty-bearing, exclusive license outside of Greater China to develop, manufacture, commercialize, or otherwise exploit DNTH212, a bifunctional fusion protein being developed in China by Leads as LBL-047. The Company also obtained certain non-exclusive rights to perform development and manufacturing activities in Greater China to support DNTH212 outside of Greater China. DNTH212 is an investigational, extended half-life bifunctional fusion protein targeting plasmacytoid dendritic cell BDCA2 to reduce Type 1 interferon production, while simultaneously inhibiting BAFF/APRIL to suppress B cell function. On December 23, 2025, Leads and the Company jointly announced the initiation of a Phase 1 clinical trial for LBL-047 (DNTH212).

Under the terms of the Leads License Agreement, the Company will pay Leads up to $38.0 million, comprised of $30.0 million in upfront and near-term milestone payments plus an additional $8.0 million milestone, payable in cash or the Company’s common stock at the Company’s election, upon the initiation of a Dianthus-led Phase 1 study, for exclusive rights to develop and commercialize DNTH212 globally outside of Greater China. Leads will also be eligible to receive up to $962.0 million in development and regulatory approval milestones across three key geographies and sales-based milestones across five indications, as well as tiered royalties from mid-single digits up to a low double-digit on ex-Greater China net sales.

The Leads License Agreement will remain in effect on a country-by-country and product-by-product basis until expiration of the applicable royalty term, unless earlier terminated. Each party has customary termination rights, including for uncured material breach, insolvency, patent challenge, or, in the case of the Company, for convenience.

The Company recorded $30.0 million for amounts owed under the Leads License Agreement, including upfront and near-term milestone payments, within the research and development expenses line item in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2025. During the three months ended December 31, 2025, the Company paid Leads $25.0 million in upfront and near-term milestone payments. In addition, the Company recorded $5.0 million of milestone payments within the accounts payable line item on its consolidated balance sheet as of December 31, 2025.

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

Upon the achievement, with the first development program with IONTAS, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make payments to IONTAS of up to £3.1 million (approximately $4.2 million based on the December 31, 2025 exchange rate) and £2.3 million (approximately $3.1 million based on the December 31, 2025 exchange rate), respectively. Upon the achievement, with the second development program with IONTAS, of certain development milestones, the Company is obligated to make payments to IONTAS of up to £2.5 million (approximately $3.4 million based on the December 31, 2025 exchange rate). The Company recorded $1.7 million and $2.0 million for amounts owed under the IONTAS collaborative research license agreement, including milestone payments, within the research and development expenses line item in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2025 and 2024, respectively.

Alloy Therapeutics, LLC

In August 2019, the Company entered into a license agreement with Alloy Therapeutics, LLC (“Alloy”). The license agreement was amended in October 2022. The license agreement with Alloy grants to the Company the following:

•
a worldwide, non-exclusive license to use the Alloy technology solely to generate Alloy antibodies and platform assisted antibodies for internal, non-clinical research purposes; and
•
with respect to Alloy antibodies and platform assisted antibowedies that are selected by the Company for inclusion into a partnered antibody program, a worldwide, assignable license to make, have made, use, offer for sale, sell, import, develop, manufacture, and commercialize products comprising partnered antibody programs selected from Alloy antibodies and platform assisted antibodies in any field of use.

The Company pays annual license fees and annual partnered antibody program fees totaling $0.1 million to Alloy. The Company is also obligated to pay a $0.1 million fee to Alloy if the Company sublicenses a product developed with Alloy antibodies or platform assisted antibodies. Upon the achievement, with products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make payments to Alloy of up to $1.8 million and $11.0 million, respectively. The Company recorded $1.1 million and $0.6 million for amounts owed under the Alloy license agreement, including milestone payments, within the research and development expenses line item in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2025 and 2024, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to employees, consultants, vendors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification agreements. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 or 2024.

Litigation

From time to time, the Company may be exposed to litigation relating to potential products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other

As of December 31, 2025, the Company had standing agreements with consultants, contractors or service providers that generally can be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.

17. Related Party Transactions

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

In September 2020, Zenas issued 156,848 common shares to the Company in exchange for the Zenas Option. Previously, the Company used the measurement alternative as the measurement attribute for accounting for the Zenas common stock which did not require it to assess the fair value of the common stock at each reporting period as the fair value of the Zenas common stock was not readily determinable nor was there a reliable source for observable transactions from which the Company could determine a fair value. On September 12, 2024, Zenas announced the pricing of its initial public offering (the “Zenas IPO”) of $17.00 per share, which also included a 1-for-8.6831 reverse stock split of its capital stock. Upon the Zenas IPO, the fair value of the Zenas common stock was deemed readily determinable. The Company reassesses the fair value of the investment at the end of each reporting period, with any adjustments to the fair value recorded as unrealized gains or losses within other income (loss) in the consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, the fair value of the investment in Zenas was $0.7 million and $0.1 million, respectively, which was included within other assets and restricted cash on the Company’s consolidated balance sheet.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2023 Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption for “non-accelerated filers.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(c) Trading Plans. The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended December 31, 2025:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Marino Garcia (President and Chief Executive Officer)	Adoption (November 17, 2025)	Rule 10b5-1 trading arrangement	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to the terms of the trading plan	Through and including December 31, 2026	Up to 122,918 shares
Edward Carr (Chief Accounting Officer)	Adoption (December 11, 2025)	Rule 10b5-1 trading arrangement	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to the terms of the trading plan	Through and including December 31, 2026	Up to 43,682 shares
Paula Soteropoulos (Director)	Adoption (December 23, 2025)	Rule 10b5-1 trading arrangement	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to the terms of the trading plan	Through and including December 31, 2026	Up to 28,792 shares
Ryan Savitz (Executive Vice President, Chief Financial Officer and Chief Business Officer)	Adoption (December 30, 2025)	Rule 10b5-1 trading arrangement	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to the terms of the trading plan	Through and including March 31, 2027	Up to 153,840 shares

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as disclosed below, the information required under this item is incorporated herein by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025 (the “Proxy Statement”), including under the heading “Management and Corporate Governance” and “Delinquent Section 16(a) Reports.” We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website at investor.dianthustx.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Proxy Statement, including under the heading “Security Ownership of Certain Beneficial Owners and Management.”

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see the Index to the Consolidated Financial Statements on page 89 of this Annual Report on Form 10-K, incorporated into this item by reference.
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

4.6**	Form of Pre-Funded Warrant of Dianthus Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
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

10.21#*	Dianthus Therapeutics, Inc. Equity Inducement Plan (Amended and Restated on December 17, 2025).
10.22††*	License and Collaboration Agreement, dated as of October 16, 2025, by and between Dianthus Therapeutics, Inc. and Nanjing Leads Biolabs Co. Ltd.
19.1**	Dianthus Therapeutics, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2025).
21.1**	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 21, 2024).
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of Dianthus Therapeutics, Inc.
24.1*	Power of Attorney
31.1*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#**	Dianthus Therapeutics, Inc. Rule 10D-1 Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 21, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

DIANTHUS THERAPEUTICS, INC.

Date:	March 9, 2026	By:	/s/ Ryan Savitz
Ryan Savitz
Executive Vice President, Chief Financial Officer and Chief Business Officer
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

Signature	Title	Date

/s/ Marino Garcia	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2026
Marino Garcia

/s/ Ryan Savitz	Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial Officer)	March 9, 2026
Ryan Savitz

/s/ Edward Carr	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2026
Edward Carr

/s/ Alison Lawton	Director and Chair of the Board	March 9, 2026
Alison Lawton

/s/ Sujay Kango	Director	March 9, 2026
Sujay Kango

/s/ Anne McGeorge	Director	March 9, 2026
Anne McGeorge

/s/ Steven Romano, M.D.	Director	March 9, 2026
Steven Romano, M.D.

/s/ Simon Read, Ph.D.	Director	March 9, 2026
Simon Read, Ph.D.

/s/ Paula Soteropoulos	Director	March 9, 2026
Paula Soteropoulos

/s/ Jonathan Violin, Ph.D.	Director	March 9, 2026
Jonathan Violin, Ph.D.