Form 10-Q
period 2026-03-31
Dianthus Therapeutics, Inc. /DE/
filed 2026-05-05
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 54,666,233 shares of common stock, $0.001 par value per share, outstanding.

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
•
legislative, regulatory, political, geopolitical and macroeconomic developments beyond our control, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy or foreign currency exchange rates, changes in trade policies including tariffs and other trade restrictions or the threat of such actions, instability in financial institutions, the impact of a prolonged shutdown of the U.S. federal government, the ongoing conflict in Ukraine, conflicts in the Middle East and rising tensions between China and Taiwan, the attacks on marine vessels traversing the Red Sea and the responses thereto, and supply chain disruptions;
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

There may be other factors that may cause our actual results or outcomes, or the timing of those results or outcomes, to differ materially from the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q, including factors disclosed in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our other filings with the Securities and Exchange Commission (the “SEC”). You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$627,667	$51,087
Short-term investments	483,592	353,208
Accounts receivable, net	1,230	52
Prepaid expenses and other current assets	7,422	5,091
Total current assets	1,119,911	409,438
Long-term investments	113,868	110,135
Property and equipment, net	274	296
Right-of-use operating lease assets	1,293	1,337
Other assets and restricted cash	11,538	9,716
Total assets	$1,246,884	$530,922
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,274	$9,725
Accrued expenses	31,125	19,452
Current portion of deferred revenue	1,485	1,188
Current portion of operating lease liabilities	399	367
Total current liabilities	38,283	30,732
Deferred revenue	6,322	5,770
Long-term operating lease liabilities	965	1,019
Total liabilities	45,570	37,521
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; authorized shares – 10,000,000 at March 31, 2026 and December 31, 2025; issued and outstanding – none at March 31, 2026 and December 31, 2025	—	—
Common stock; $0.001 par value per share; authorized shares – 150,000,000 at March 31, 2026 and December 31, 2025; issued and outstanding shares –54,582,749 and 43,223,090 at March 31, 2026 and December 31, 2025, respectively	54	43
Additional paid-in capital	1,579,398	829,598
Accumulated deficit	(377,563)	(336,729)
Accumulated other comprehensive (loss)/income	(575)	489
Total stockholders’ equity	1,201,314	493,401
Total liabilities and stockholders’ equity	$1,246,884	$530,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
License revenue	$463	$1,163
Operating expenses:
Research and development	34,528	27,003
General and administrative	12,468	7,337
Total operating expenses	46,996	34,340
Loss from operations	(46,533)	(33,177)
Other income/(expense):
Interest and investment income	6,265	3,791
Loss on investment in former related party	(302)	(5)
Loss on currency exchange, net	(15)	(22)
Other expense	(249)	(98)
Total other income	5,699	3,666
Net loss	$(40,834)	$(29,511)
Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(0.82)
Weighted-average number of shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants, used in computing net loss per share of common stock, basic and diluted	48,032,742	35,790,700
Comprehensive loss:
Net loss	$(40,834)	$(29,511)
Other comprehensive (loss)/income:
Unrealized (loss)/gain on marketable securities	(1,064)	164
Total other comprehensive (loss)/income	(1,064)	164
Total comprehensive loss	$(41,898)	$(29,347)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income/(Loss)	Equity
Balance, December 31, 2025	43,223,090	$43	$829,598	$(336,729)	$489	$493,401
Issuance of common stock and pre-funded warrants in connection with public offering, net of issuance costs	8,470,989	8	676,072	—	—	676,080
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,123,126	1	58,730	—	—	58,731
Exercise of warrants and pre-funded warrants	1,004,580	1	—	—	—	1
Exercise of stock options (net of receivable for stock option proceeds in transit)	753,075	1	4,276	—	—	4,277
Issuance of common stock under employee stock purchase plan	7,889	—	120	—	—	120
Stock-based compensation expense	—	—	10,602	—	—	10,602
Net loss	—	—	—	(40,834)	—	(40,834)
Unrealized loss on marketable securities	—	—	—	—	(1,064)	(1,064)
Balance, March 31, 2026	54,582,749	$54	$1,579,398	$(377,563)	$(575)	$1,201,314

Balance, December 31, 2024	31,115,341	$31	$526,732	$(174,392)	$106	$352,477
Exercise of pre-funded warrants	1,000,333	1	—	—	—	1
Exercise of stock options	3,321	—	31	—	—	31
Issuance of common stock under employee stock purchase plan	6,938	—	129	—	—	129
Stock-based compensation expense	—	—	5,315	—	—	5,315
Net loss	—	—	—	(29,511)	—	(29,511)
Unrealized gain on marketable securities	—	—	—	—	164	164
Balance, March 31, 2025	32,125,933	$32	$532,207	$(203,903)	$270	$328,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(40,834)	$(29,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	32	27
Stock-based compensation expense	10,602	5,315
Accretion of discount on investment securities	(1,218)	(1,899)
Amortization of right-of-use operating lease assets	44	106
Loss on investment in former related party	302	(5)
Changes in operating assets and liabilities:
Receivable from former related party	—	807
Accounts receivable, net	(1,178)	(1,000)
Prepaid expenses and other current assets	(2,331)	(1,913)
Other assets	(2,123)	2,000
Accounts payable, accrued expenses and operating lease liabilities	6,999	(1,500)
Deferred revenue	849	(57)
Net cash used in operating activities	(28,856)	(27,630)
Cash flows from investing activities:
Capital expenditures	(10)	(24)
Purchases of investment securities	(238,588)	(67,324)
Proceeds from sales and maturities of investment securities	104,625	82,142
Net cash (used in)/provided by investing activities	(133,973)	14,794
Cash flows from financing activities:
Proceeds from public offering	677,624	—
Payment of issuance costs in connection with public offering	(1,343)	—
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	58,731	—
Proceeds from exercise of stock options (net of receivable for stock option proceeds in transit)	4,277	31
Proceeds from issuance of common stock under employee stock purchase plan	120	129
Proceeds from exercise of warrants and pre-funded warrants	1	1
Net cash provided by financing activities	739,410	161
Increase/(decrease) in cash, cash equivalents and restricted cash	576,581	(12,675)
Cash, cash equivalents and restricted cash, beginning of period	51,254	23,022
Cash, cash equivalents and restricted cash, end of period	$627,835	$10,347
Supplemental Disclosure
Cash and cash equivalents	$627,667	$10,116
Restricted cash	168	231
Total cash, cash equivalents and restricted cash	$627,835	$10,347
Issuance costs in connection with public offering included in accounts payable	$50	$—
Issuance costs in connection with public offering included in accrued expenses	$151	$—
Receivable associated with exercise of stock options	$6,445	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise stated)

1. Organization, Description of Business and Liquidity

Business

Dianthus Therapeutics, Inc. (the “Company” or “Dianthus”) is a clinical-stage biotechnology company dedicated to developing potentially best-in-disease therapies for patients living with severe autoimmune diseases. The Company’s corporate headquarters are in New York, New York.

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

The Company believes that the achievement of the milestones outlined in the CVR Agreement are highly susceptible to factors outside the Company’s influence that are not expected to be resolved for a long period of time, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the buyers of such assets and are based on the buyers of such assets progressing the in-process research and development assets into clinical trials, and in the case of one of the agreements, to a regulatory milestone. If the Company were to record a receivable for such contingent payments, it would also record a corresponding liability. As of March 31, 2026, no receivables were recorded on the unaudited condensed consolidated balance sheet relating to such contingent payments.

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

Shelf Registration Statement and ATM Offering Program

On October 1, 2024, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market (“ATM”) offering program for the sale of up to $200.0 million of shares of the Company’s common stock. During the three months ended March 31, 2026, the Company sold 1,123,126 shares of its common stock under the ATM offering program, resulting in net proceeds of $58.7 million. No sales were made under the ATM offering program during the three months ended March 31, 2025. As of March 31, 2026, the Company has sold 2,626,834 shares of its common stock under the ATM offering program and has $100.1 million in remaining capacity under the ATM offering program.

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

March 2026 Public Offering

On March 10, 2026, the Company entered into an underwriting agreement with certain underwriters to issue and sell 8,470,989 shares of the Company’s common stock, including the full exercise by the underwriters of their option to purchase an additional 1,157,407 shares, at a public offering price of $81.00 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase 402,468 shares of the Company’s common stock at a public offering price of $80.999 per share, which represented the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The gross proceeds from the underwritten offering were approximately $719.0 million, before underwriting discounts and commissions and estimated expenses of the offering. The underwritten offering closed on March 12, 2026.

The pre-funded warrants are exercisable at any time after the date of issuance. A holder of the pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage to a percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

The Company intends to use the net proceeds from this offering to advance the Company’s preclinical and clinical development activities, commercial readiness activities as well as for working capital and general corporate purposes.

The underwritten offering was made pursuant to a shelf registration statement, which became effective on January 30, 2026 and a related registration statement that was filed with the SEC on March 10, 2026 pursuant to Rule 462(b) under the Securities Act of 1933, as amended (the “Securities Act”), and became automatically effective upon filing. A final prospectus supplement dated March 10, 2026 relating to and describing the terms of the underwritten offering was filed with the SEC on March 11, 2026.

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

Liquidity

In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”):

•
Since its inception, the Company has funded its operations primarily with outside capital and has incurred significant recurring losses, including net losses of $40.8 million and $29.5 million for the three months ended March 31, 2026 and 2025, respectively. In addition, the Company had an accumulated deficit of $377.6 million as of March 31, 2026;
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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 9, 2026. Except as reflected below, there were no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K. Reflected in this note are updates to accounting policies, including the impact of the adoption of new policies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared in conformity with U.S. GAAP for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU No. 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact ASU No. 2024-03 may have on its unaudited condensed consolidated financial statements and related disclosures.

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

The table below provides a summary of the segment profit or loss, including significant segment expenses:

	Three Months Ended March 31,
	2026	2025
Revenues:
License revenue	$463	$1,163
Research and development expenses:
Claseprubart program-related expenses:
Clinical operation activity costs	14,156	11,739
CMC activity costs	3,713	3,811
Preclinical study activity costs	320	1,041
Total claseprubart program-related expenses	18,189	16,591
Discovery expenses	1,363	900
Personnel and related costs	8,635	5,847
Stock-based compensation expense	4,848	2,475
Other costs	1,493	1,190
Total research and development expenses	34,528	27,003
General and administrative expenses:
Stock-based compensation expense	5,754	2,840
Personnel and related costs	4,061	2,561
Other costs	2,653	1,936
Total general and administrative expenses	12,468	7,337
Other income, net	5,699	3,666
Net loss	$(40,834)	$(29,511)

4. Cash Equivalents and Marketable Securities

The Company’s investments consist of marketable securities classified as available-for-sale. The following tables provide a summary of the estimated fair value of the Company’s cash equivalents and marketable securities:

	March 31, 2026				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term	Long-term
Cash equivalents:
Money market funds	$615,695	$—	$—	$615,695	$615,695	$—
Corporate debt securities	1,414	—	—	1,414	1,414	—
Total cash equivalents	$617,109	$—	$—	$617,109	$617,109	$—

Marketable securities:
U.S. treasury securities	$364,019	$51	$(444)	$363,626	$287,034	$76,592
Certificate of deposit	12,373	11	—	12,384	12,384	—
U.S. government agency securities	17,139	5	(36)	17,108	5,543	11,565
Corporate debt securities	167,597	22	(172)	167,447	141,736	25,711
Commercial paper	36,907	16	(28)	36,895	36,895	—
Total marketable securities	$598,035	$105	$(680)	$597,460	$483,592	$113,868

	December 31, 2025				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term	Long-term
Cash equivalents:
Money market funds	$50,247	$—	$—	$50,247	$50,247	$—
Total cash equivalents	$50,247	$—	$—	$50,247	$50,247	$—

Marketable securities:
U.S. treasury securities	$345,668	$402	$—	$346,070	$274,152	$71,918
Certificate of deposit	6,112	9	—	6,121	6,121	—
U.S. government agency securities	17,053	17	(7)	17,063	7,521	9,542
Corporate debt securities	89,709	81	(15)	89,775	61,100	28,675
Commercial paper	4,312	2	—	4,314	4,314	—
Total marketable securities	$462,854	$511	$(22)	$463,343	$353,208	$110,135

Interest and Investment Income

The following table provides a summary of the components of interest and investment income:

	Three Months Ended March 31,
	2026	2025
Interest income	$5,047	$1,892
Accretion of discount on marketable securities, net	1,218	1,899
Total interest and investment income	$6,265	$3,791

5. Prepaid Expenses and Other Current Assets

The following table provides a summary of prepaid expenses and other current assets:

	March 31, 2026	December 31, 2025
Prepaid materials, supplies and research and development services	$4,422	$3,033
Prepaid subscriptions, software and other administrative services	2,438	1,274
Prepaid insurance	479	698
Other current assets	83	86
Prepaid expenses and other current assets	$7,422	$5,091

6. Property and Equipment

The following table provides a summary of property and equipment:

	March 31, 2026	December 31, 2025
Computer equipment	$551	$543
Furniture and fixtures	59	57
Subtotal	610	600
Less: accumulated depreciation	(336)	(304)
Property and equipment, net	$274	$296

Depreciation expense was $32 thousand and $27 thousand for the three months ended March 31, 2026 and 2025, respectively.

7. Fair Value of Financial Instruments

The following tables provide a summary of financial assets measured at fair value on a recurring basis:

	Fair Value at
Description	March 31, 2026	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$615,695	$615,695	$—	$—
Corporate debt securities	1,414	—	1,414	—
Short-term investments:
U.S. treasury securities	287,034	287,034	—	—
Certificate of deposit	12,384	12,384	—	—
U.S. government agency securities	5,543	—	5,543	—
Corporate debt securities	141,736	—	141,736	—
Commercial paper	36,895	—	36,895	—
Long-term investments:
U.S. treasury securities	76,592	76,592	—	—
U.S. government agency securities	11,565	—	11,565	—
Corporate debt securities	25,711	—	25,711	—
Other assets and restricted cash:
Investment in former related party	353	353	—	—
Total assets measured at fair value	$1,214,922	$992,058	$222,864	$—

	Fair Value at
	December 31,
Description	2025	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$50,247	$50,247	$—	$—
Short-term investments:
U.S. treasury securities	274,152	274,152	—	—
Certificate of deposit	6,121	6,121	—	—
U.S. government agency securities	7,521	—	7,521	—
Corporate debt securities	61,100	—	61,100	—
Commercial paper	4,314	—	4,314	—
Long-term investments:
U.S. treasury securities	71,918	71,918	—	—
U.S. government agency securities	9,542	—	9,542	—
Corporate debt securities	28,675	—	28,675	—
Other assets and restricted cash:
Investment in former related party	656	656	—	—
Total assets measured at fair value	$514,246	$403,094	$111,152	$—

There were no transfers between levels during the three months ended March 31, 2026 or for the year ended December 31, 2025. The weighted-average maturity of the securities held at March 31, 2026 was less than 12 months.

8. Accrued Expenses

The following table provides a summary of accrued expenses:

	March 31, 2026	December 31, 2025
Accrued payroll tax withholding on stock option exercises	$16,710	$—
Accrued external research and development	10,078	8,589
Accrued compensation	2,700	9,517
Accrued professional fees	531	215
Other accrued expenses	1,106	1,131
Accrued expenses	$31,125	$19,452

9. Leases

The Company leases space under operating leases for administrative offices in New York, New York, and Waltham, Massachusetts. The Company previously leased wet laboratory space in Watertown, Massachusetts, but this lease terminated in March 2025.

The following table provides a summary of the components of lease costs and rent:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$99	$123
Variable lease cost	9	12
Total operating lease costs	$108	$135

Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million for each of the three months ended March 31, 2026 and 2025.

The Company recorded operating lease costs of $0.1 million during each of the three months ended March 31, 2026 and 2025 within the general and administrative expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recorded operating lease costs of nil and $24 thousand during the three months ended March 31, 2026 and 2025, respectively, within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

Maturities of operating lease liabilities as of March 31, 2026, are as follows:

2026 (remaining 9 months)	$314
2027	323
2028	318
2029	321
2030	324
Thereafter	54
Total undiscounted operating lease payments	1,654
Less: imputed interest	(290)
Present value of operating lease liabilities	$1,364

Balance sheet classification:
Current portion of operating lease liabilities	$399
Long-term operating lease liabilities	965
Total operating lease liabilities	$1,364

The weighted-average remaining term of operating leases was 56 months and the weighted-average discount rate used to measure the present value of operating lease liabilities was 8.4% as of March 31, 2026.

10. Stockholders’ Equity

March 2026 Public Offering

At the closing of the public offering on March 12, 2026, the Company issued and sold 8,470,989 shares of its common stock, including the full exercise by the underwriters of their option to purchase an additional 1,157,407 shares, and pre-funded warrants to purchase 402,468 shares of its common stock with a $0.001 per share exercise price. The gross proceeds from this public offering were $719.0 million, before underwriting discounts and commissions and estimated expenses related to this public offering.

The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of March 31, 2026, there were 402,468 pre-funded warrants outstanding related to this public offering.

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

The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of March 31, 2026, there were 112,121 pre-funded warrants outstanding related to this public offering.

Shelf Registration Statement and ATM Offering Program

On October 1, 2024, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an ATM offering program for the sale of up to $200.0 million of shares of the Company’s common stock. During the three months ended March 31, 2026, the Company sold 1,123,126 shares of its common stock under the ATM offering program, resulting in net proceeds of $58.7 million. No sales were made under the ATM offering program during the three months ended March 31, 2025. As of March 31, 2026, the Company had $100.1 million of remaining capacity under the ATM offering program.

On January 28, 2026, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $600.0 million. On January 30, 2026, the registration statement was declared effective by the SEC.

Private Placement Offering

At the closing of the private placement on January 24, 2024, the Company issued 14,500,500 shares of common stock and pre-funded warrants to purchase 4,666,332 shares of common stock with a $0.001 per share exercise price. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of March 31, 2026, there were 832,333 pre-funded warrants outstanding related to this private placement.

Preferred Stock

As of March 31, 2026, the Company was authorized to issue up to 10,000,000 shares of the Company’s preferred stock at a par value of $0.001. As of March 31, 2026, no shares of Company preferred stock were issued and outstanding.

Common Stock

As of March 31, 2026, the Company was authorized to issue up to 150,000,000 shares of common stock at a par value of $0.001. As of March 31, 2026, the Company had issued and outstanding 54,582,749 shares of common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through March 31, 2026.

The Company had the following shares of common stock reserved for future issuance as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Issuance of common stock upon exercise of stock options	7,053,039	5,991,343
Equity awards available for grant under stock award plans	2,234,733	1,888,479
Shares available for issuance under employee stock purchase plan	197,888	143,277
Issuance of common stock upon exercise of warrants	1,346,922	1,949,131
Total common stock reserved for future issuance	10,832,582	9,972,230

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

Pursuant to the Evergreen Provision, the number of shares reserved for issuance under the 2018 Amended Plan increased by 2,161,025 on January 1, 2026. Shares of common stock underlying any awards under the 2018 Amended Plan, the 2019 Stock Plan and the 2016 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) will be available for future awards under the 2018 Amended Plan.

As of March 31, 2026, 1,546,733 shares of common stock were available for grant under the 2018 Amended Plan.

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

2019 Employee Stock Purchase Plan

Employees may elect to participate in the Dianthus Therapeutics, Inc. 2019 Employee Stock Purchase Plan, as amended (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on (i) the offering date or (ii) the exercise date. The six-month offering periods begin in January and July of each year. During the three months ended March 31, 2026 and 2025, the Company issued 7,889 and 6,938 shares of common stock pursuant to the ESPP, respectively. As of March 31, 2026, 197,888 shares remained available for issuance under the ESPP.

The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1 through January 1, 2029, by the lesser of (i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 62,500 shares and (iii) such number of shares as determined by the Company’s board of directors or its appointed administrator. The number of shares reserved for issuance under the ESPP increased by 62,500 on January 1, 2026.

Inducement Plan

In February 2024, the Company’s board of directors approved the Dianthus Therapeutics, Inc. Equity Inducement Plan (the “Inducement Plan”), which provides for up to 300,000 shares of common stock for inducement awards. In December 2025, the Company’s board of directors approved an amendment to the Inducement Plan (the “Amended Inducement Plan”), which increased the number of shares of common stock available for inducement awards to 900,000. As of March 31, 2026, there were 688,000 shares of common stock available for grant under the Amended Inducement Plan.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2026:

	Number of Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at January 1, 2026	5,991,343	$20.14	8.3	$127,547
Options granted	1,926,500	52.54		60,463
Options exercised	(753,075)	14.31		46,293
Options forfeited	(111,729)	22.52		3,077
Balance at March 31, 2026	7,053,039	$29.57	8.6	$384,137
Exercisable options at March 31, 2026	2,061,596	$19.84	7.7	$132,927
Unvested options at March 31, 2026	4,991,443	$33.59	9.0	$251,210

The aggregate intrinsic value of options granted, options exercised and options forfeited represents the difference between (i) the exercise price of the option and (ii) the closing market price of the Company’s common stock on (x) March 31, 2026, (y) the date of exercise, or (z) the date of forfeiture, respectively.

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2026 was $39.81 per share.

The table below summarizes the assumptions used to determine the grant-date fair value of stock options issued, presented on a weighted average basis during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.9%	4.3%
Expected term (in years)	6.0	6.0
Expected volatility	89.7%	91.7%
Expected dividend yield	0.0%	0.0%

Stock Warrants

In April 2021, Former Dianthus issued 4,677 warrants for the purchase of common stock at an exercise price of $1.65 per share. The warrants vested on July 30, 2023 and had a grant date fair value of $1.16 per warrant. During the three months ended March 31, 2026, these warrants were exercised in full.

Stock-based Compensation Expense

The following table provides a summary of stock-based compensation expense:

	Three Months Ended March 31,
	2026	2025
Research and development	$4,848	$2,475
General and administrative	5,754	2,840
Total stock-based compensation expense	$10,602	$5,315

As of March 31, 2026, there was $123.1 million of total unrecognized compensation cost related to granted stock options. The Company expects to recognize that cost over a remaining weighted-average period of 3.2 years.

12. License Revenues

Zenas BioPharma, Inc.

In September 2020, the Company entered into an Option Agreement (the “Zenas Option”) with Zenas BioPharma, Inc. (formerly Zenas BioPharma Limited) (“Zenas”), formerly considered a related party. Through the Zenas Option, the Company provided Zenas an option to enter into an exclusive license agreement for the development and commercialization of products arising from its research of monoclonal antibody antagonists targeting certain specific complement proteins.

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

In June 2022, pursuant to the Zenas Option, the Company negotiated in good faith a license agreement with Zenas (the “Zenas License Agreement” and, together with the Zenas Option, the “Zenas Agreements”). The Zenas License Agreement provided Zenas with a license in the People’s Republic of China, including Hong Kong, Macau, and Taiwan (“Greater China”) for the development and commercialization of sequences and products under the first antibody sequence. The Company was also obligated to perform certain research and development and CMC services and participate in a joint steering committee (“JSC”).

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

The Company previously considered Zenas to be a related party because the sole member of Tellus BioVentures LLC (“Tellus”), who is a significant shareholder in the Company and was a member of the board of directors of the Company until May 2025, is a significant shareholder in Zenas and serves as Chief Executive Officer and Chairman of the board of directors of Zenas. The Company no longer considers Zenas to be a related party.

In September 2020, Zenas issued 156,848 common shares to the Company in exchange for the Zenas Option. Prior to September 12, 2024, the Company used the measurement alternative as the measurement attribute for accounting for the Zenas common stock which did not require it to assess the fair value of the common stock at each reporting period as the fair value of the Zenas common stock was not readily determinable nor was there a reliable source for observable transactions from which the Company could determine a fair value. On September 12, 2024, Zenas announced the pricing of its initial public offering (the “Zenas IPO”) of $17.00 per share, which also included a 1-for-8.6831 reverse stock split of its capital stock. Upon the Zenas IPO, the fair value of the Zenas common stock was deemed readily determinable. The Company reassesses the fair value of the investment at the end of each reporting period, with any adjustments to the fair value recorded as unrealized gains or losses within other income (loss) in the unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2026 and December 31, 2025, the fair value of the investment in Zenas was $0.4 million and $0.7 million, respectively, which was included within other assets and restricted cash on the Company’s unaudited condensed consolidated balance sheet.

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

The Company also determined that the milestone payments of $15.0 million (previously $11.0 million under the Zenas License Agreement) are variable consideration under ASC 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the milestones, such as the regulatory approvals which are generally not within the Company’s control, the Company will not consider achievement of each milestone to be probable until the uncertainty associated with such milestone has been resolved. Should it be probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price for which the Company recognizes revenue. No milestones were achieved under the Zenas Agreements prior to novation. As of March 31, 2026, $7.0 million of cumulative milestones were achieved under the Tenacia Agreements and added to the transaction price.

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

During the three months ended March 31, 2026 and 2025, the Company recognized license revenue totaling $0.5 million and $1.2 million, respectively, associated with the Tenacia License Agreement. As of March 31, 2026, the Company recorded a receivable of $1.2 million, an unbilled receivable of $83 thousand within prepaid expenses and other current assets, current deferred revenue of $1.5 million and noncurrent deferred revenue of $6.3 million on its unaudited condensed consolidated balance sheet. As of December 31, 2025, the Company recorded accounts receivable of $52 thousand, an unbilled receivable of $50 thousand within prepaid expenses and other current assets, current deferred revenue of $1.2 million and noncurrent deferred revenue of $5.8 million on its unaudited condensed consolidated balance sheet.

13. Net Loss Per Share

Basic and diluted net loss per share of common stock were calculated as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(40,834)	$(29,511)
Denominator:
Weighted-average number of shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants, used in computing net loss per share of common stock, basic and diluted	48,032,742	35,790,700
Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(0.82)

Pre-funded warrants have been included in the computation of basic and diluted net loss per share of common stock as the pre-funded warrants are issuable for nominal consideration pursuant to their terms. There were outstanding pre-funded warrants of 1,346,922 and 3,665,999 as of March 31, 2026 and 2025, respectively. The outstanding pre-funded warrants increased the weighted-average number of shares of common stock outstanding by 1,822,781 shares and 3,921,640 shares for the three months ended March 31, 2026 and 2025, respectively.

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

	Three Months Ended March 31,
	2026	2025
Stock options outstanding	7,053,039	5,927,868
Warrants for the purchase of common stock	—	4,677
Total	7,053,039	5,932,545

14. Commitments and Contingencies

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

Under the terms of the Leads License Agreement, the Company will pay Leads up to $38.0 million, comprised of $30.0 million in upfront and near-term milestone payments plus an additional $8.0 million milestone, payable in cash or the Company’s common stock at the Company’s election, upon the initiation of a Dianthus-led Phase 1 study, for exclusive rights to develop and commercialize DNTH212 globally outside of Greater China. As of March 31, 2026, the Company has paid Leads $30.0 million in upfront and near-term milestone payments. Leads will also be eligible to receive up to $962.0 million in development and regulatory approval milestones across three key geographies and sales-based milestones across five indications, as well as tiered royalties from mid-single digits up to a low double-digit on ex-Greater China net sales.

The Leads License Agreement will remain in effect on a country-by-country and product-by-product basis until expiration of the applicable royalty term, unless earlier terminated. Each party has customary termination rights, including for uncured material breach, insolvency, patent challenge, or, in the case of the Company, for convenience.

The Company recorded $0.1 million during the three months ended March 31, 2026 for amounts owed to Leads within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

The Company pays an annual partnered antibody program fee totaling $50 thousand to Alloy. The Company is also obligated to pay a $0.1 million fee to Alloy if the Company sublicenses a product developed with Alloy antibodies or platform assisted antibodies. Upon the achievement, with products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $1.8 million and $11.0 million, respectively. The Company did not record any amounts owed under the Alloy license agreement during the three months ended March 31, 2026 and 2025.

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

Upon the achievement, with the first development program with IONTAS, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make payments to IONTAS of up to £3.1 million (approximately $4.1 million based on the March 31, 2026 exchange rate) and £2.3 million (approximately $3.0 million based on the March 31, 2026 exchange rate), respectively. Upon the achievement, with the second development program with IONTAS, of certain development milestones, the Company is obligated to make payments to IONTAS of up to £2.5 million (approximately $3.3 million based on the March 31, 2026 exchange rate). The Company recorded $0.2 million during each of the three months ended March 31, 2026 and 2025, respectively, for amounts owed under the IONTAS collaborative research license agreement, including milestone payments, within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to employees, consultants, vendors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification agreements. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of March 31, 2026 and December 31, 2025.

Litigation

From time to time, the Company may be exposed to litigation relating to potential products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other

As of March 31, 2026 and December 31, 2025, the Company had standing agreements with consultants, contractors or service providers that generally can be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026.

Overview

We are a clinical-stage biotechnology company dedicated to developing potentially best-in-disease therapies for patients living with severe autoimmune diseases. Our lead clinical-stage candidate, claseprubart, is a monoclonal antibody that is purposefully engineered with extended half-life, improved potency, and high selectivity for only the active C1s complement protein (“C1s”) – enabling less frequent and more convenient self-administered subcutaneous (“S.C.”) injections suitable for a pre-filled pen. Additionally, selective inhibition of the classical complement pathway may lower patient risk of infection from encapsulated bacteria by preserving immune activity of the lectin and alternative pathways. We believe claseprubart has the potential to address a broad array of complement-dependent diseases as currently available therapies and those in development leave room for improvements in efficacy, safety, and/or dosing convenience.

Our second clinical-stage candidate, DNTH212, is a first-in-class and potentially best-in-disease, bifunctional fusion protein that targets plasmacytoid dendritic cell (“pDC”) BDCA2 to reduce Type 1 interferon production, while simultaneously inhibiting BAFF/APRIL to suppress B cell function. By targeting both the innate and adaptive immune systems via two clinically validated pathways that are known drivers of autoimmune disease pathogenesis, this complementary and differentiated approach has the potential to address multiple autoimmune indications with improved outcomes. DNTH212 is also designed with the potential for patient friendly convenient, infrequent, self-administered S.C. injections suitable for a pre-filled pen.

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

In March 2026, we made an early GO announcement in the interim responder analysis for our Phase 3 CAPTIVATE trial of claseprubart in patients with CIDP due to achieving a target of 20 confirmed responders with less than the planned 40 participants completing Part A. We expect to provide CAPTIVATE Part B top-line guidance by the end of 2026.

Claseprubart is also being evaluated in the Phase 2 MoMeNtum trial for patients with MMN, and we anticipate initial top-line results from this trial will be available in the fourth quarter of 2026.

In March 2026, we received written feedback from the FDA agreeing to three proposals for all ongoing and planned future claseprubart trials:

•
Removal of anti-nuclear antibodies (“ANAs”) as a screening criteria, a common reason for screen failure across all three claseprubart programs;

•
Removal of routine ANA testing during claseprubart clinical trials; and
•
Reclassification of the hypothetical risk of Systemic Lupus Erythematosus to drug-induced lupus (“DIL”), a side effect in several classes of widely used medications characterized by the reversal of symptoms upon discontinuation of the precipitating medication.

On May 1, 2026, claseprubart was granted Orphan Drug Designation by the FDA for the treatment of Myasthenia Gravis. The FDA’s Office of Orphan Products Development grants orphan designation to drugs and biologics intended to treat rare diseases affecting fewer than 200,000 people in the United States. Orphan Drug Designation qualifies sponsors for incentives including tax credits for qualified clinical trials, exemption from user fees, and potential seven years of market exclusivity after approval.

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

In March 2026, we announced that we achieved our target of 20 confirmed responders in Part A early, with less than 40 participants completing Part A, which supported our plan to maintain the claseprubart 300mg/2mL S.C. Q2W dose in Part A; engage with regulators to remove the claseprubart 600mg/4mL S.C. Q2W arm from Part B; and enroll up to 256 patients (previously up to 480) in Part A to randomize 128 patients in Part B (previously 192). We expect to provide CAPTIVATE Part B top-line guidance by the end of 2026. We believe that this single pivotal trial will support a Biologics License Application (“BLA”) filing in adult patients with CIDP.

MOMENTUM

The MoMeNtum trial is a global, randomized, double-blind, placebo-controlled Phase 2 study designed to evaluate the safety, tolerability, and efficacy of claseprubart in 36 patients with MMN. Following determination of immunoglobulin (“Ig”) dependency and responsiveness, patients will be randomized to receive placebo or claseprubart with a loading dose followed by 300mg/2mL or 600mg/4mL administered Q2W via S.C. injection. The initial S.C. treatment duration is 17 weeks followed by a 52-week OLE. The primary endpoint of this study is safety and tolerability. Secondary endpoints include time to intravenous immunoglobulin (“IVIg”) retreatment, time to relapse, and assessments of muscle and grip strength. We anticipate initial top-line results from this trial to be available in the fourth quarter of 2026.

Our First-In-Class and Potentially Best-In-Disease Bifunctional BDCA2 and BAFF/APRIL Inhibitor (DNTH212)

On October 16, 2025, we entered into an exclusive license agreement with Nanjing Leads Biolabs Co., Ltd. (“Leads”) for DNTH212, a first-in-class and potentially best-in-disease bifunctional BDCA2 and BAFF/APRIL inhibitor.

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

DNTH212 has pipeline-in-a-product potential to serve as the foundation of a synergistic rheumatology franchise, and Sjögren’s Disease, Systemic Lupus Erythematosus, and Dermatomyositis have been selected as the first three prioritized indications for DNTH212 clinical development. These indications are areas of high unmet need, where compelling biological rationale and clinical data support the complementary potential of targeting both BDCA2 and BAFF/APRIL to drive differentiated efficacy compared to single-mechanism approaches.

A two-part Phase 1 study in China in healthy volunteers (Part A) and patients with Systemic Lupus Erythematosus (Part B) was initiated in December 2025, with top-line results in healthy volunteers expected in the second half of 2026.

Corporate Update

March 2026 Public Offering

On March 10, 2026, we entered into an underwriting agreement with certain underwriters to issue and sell 8,470,989 shares of our common stock, including the full exercise by the underwriters of their option to purchase an additional 1,157,407 shares, at a public offering price of $81.00 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase 402,468 shares of our common stock at a public offering price of $80.999 per share, which represented the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The gross proceeds from the underwritten offering were $719.0 million, before underwriting discounts and commissions and estimated expenses of the offering. The underwritten offering closed on March 12, 2026.

The pre-funded warrants are exercisable at any time after the date of issuance. A holder of the pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage to a percentage not in excess of 19.99% by providing us with at least 61 days’ prior notice.

We intend to use the net proceeds from this offering to advance our preclinical and clinical development activities, commercial readiness activities as well as for working capital and general corporate purposes.

The underwritten offering was made pursuant to a shelf registration statement, which became effective on January 30, 2026 and a related registration statement that was filed with the SEC on March 10, 2026 pursuant to Rule 462(b) under the Securities Act of 1933, as amended (the “Securities Act”), and became automatically effective upon filing. A final prospectus supplement dated March 10, 2026 relating to and describing the terms of the underwritten offering was filed with the SEC on March 11, 2026.

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

Global and Macroeconomic Developments

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with legislative, regulatory, political, geopolitical and macroeconomic developments beyond our control, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy or foreign currency exchange rates, changes in trade policies, including tariffs and other trade restrictions or the threat of such actions, instability in financial institutions, the ongoing conflict in Ukraine, conflicts in the Middle East, rising tensions between China and Taiwan, the attacks on marine vessels traversing the Red Sea and the responses thereto, volatility in oil and other commodity prices, and supply chain disruptions. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, including the impacts on participants in our clinical trials, employees, suppliers, vendors, business partners and regulators, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see the section titled “Risk Factors” found elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026.

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

The consideration under the Tenacia License Agreement, which replaced the consideration of the Zenas License Agreement, related to the first antibody sequence includes the following payments by Tenacia to us: (i) a $2.5 million upfront payment, which was paid by Tenacia to us in October 2024 upon execution of the Tenacia License Agreement; (ii) reimbursement of a portion of certain clinical costs; (iii) development milestones totaling up to $15.0 million; and (iv) royalties on net sales ranging from the mid-single digits to the low teen percentages. Tenacia is also responsible for paying local development costs in Greater China and a portion of central development costs based on the number of patients enrolled from China in our global Phase 3 studies. No milestones were achieved under the Zenas Agreements prior to novation. As of March 31, 2026, $7.0 million of cumulative milestones were achieved under the Tenacia Agreements (as defined below) and added to the transaction price. We had not recorded any royalty revenue under the Zenas Agreement prior to novation, and we have not recorded any royalty revenue under the Tenacia Agreements.

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

During the three months ended March 31, 2026 and 2025, we recognized license revenue totaling $0.5 million and $1.2 million, respectively, related to the Tenacia Agreements.

Operating Expenses

Research and Development

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal expenses incurred in connection with the discovery and development of claseprubart, DNTH212, and other potential product candidates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenues:
License revenue	$463	$1,163
Operating expenses:
Research and development	34,528	27,003
General and administrative	12,468	7,337
Total operating expenses	46,996	34,340
Loss from operations	(46,533)	(33,177)
Other income/(expense):
Interest and investment income	6,265	3,791
Loss on investment in former related party	(302)	(5)
Loss on currency exchange, net	(15)	(22)
Other expense	(249)	(98)
Total other income	5,699	3,666
Net loss	$(40,834)	$(29,511)

Revenues

Under the terms of the Tenacia Agreements, we recognized license revenue of $0.5 million and $1.2 million during the three months ended March 31, 2026 and 2025, respectively.

The decrease in total revenues was due to a decrease in reimbursable costs associated with claseprubart’s ongoing clinical trials.

Research and Development Expenses

Research and development expenses were $34.5 million for the three months ended March 31, 2026, as compared to $27.0 million for the three months ended March 31, 2025, an increase of $7.5 million. This increase was due to: (1) a $2.1 million increase in external research and development costs, consisting of clinical operations activities, CMC activities, preclinical study costs, discovery expenses, and licensing and milestone expenses related to claseprubart; and (2) a $5.4 million increase in internal research and development costs, consisting of personnel and related costs, stock-based compensation expense and other costs.

The $2.1 million increase in external research and development costs was due to a $1.6 million increase in expenses related to our lead product candidate, claseprubart, and a $0.5 million increase in discovery activities including those related to DNTH212. For the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, the increase in claseprubart related expense was due to $2.5 million in clinical operations activities, partially offset by decreases of $0.8 million in preclinical study costs and $0.1 million in CMC activities. The increased costs of clinical operations activities were due to activities related to claseprubart’s ongoing Phase 2 clinical trials in gMG and MMN and Phase 3 clinical trial in CIDP.

The $5.4 million increase in internal research and development costs was due to increases of $2.8 million in personnel and related costs, $2.4 million in stock-based compensation expense, and $0.2 million in other costs. The increases were due to the buildout of our internal research and development function to support our Phase 2 and Phase 3 clinical trials in claseprubart and development of DNTH212.

General and Administrative Expenses

General and administrative expenses were $12.5 million for the three months ended March 31, 2026, as compared to $7.3 million for the three months ended March 31, 2025, an increase of $5.2 million. The increase was primarily due to increases of $2.9 million in stock-based compensation expense, $1.5 million in personnel-related costs and $0.8 million in other administrative expenses. The increase in costs was primarily due to increases in headcount and related expenses.

Other Income/(Expense)

Other income was $5.7 million for the three months ended March 31, 2026, as compared to $3.7 million for the three months ended March 31, 2025, an increase of $2.0 million. The increase was primarily due to higher cash and investment balances in the current period as compared to the prior period.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our lead product candidate, claseprubart, DNTH212, or any other future product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our lead product candidate, claseprubart, DNTH212, or any other future product candidates to support potential future commercialization and providing general and administrative support for our operations, including the costs associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. See the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026 for additional risks associated with our substantial capital requirements.

We have an open market sales agreement (the “ATM Agreement”) pursuant to which we may sell, from time-to-time shares of our common stock under an at-the-market (“ATM”) offering for an aggregate sales price of up to $200 million. Any sales of our common stock pursuant to the ATM Agreement are made under our registration statement on Form S-3 which was deemed effective by the SEC on October 9, 2024. As of March 31, 2026, we have sold 2,626,834 shares of our common stock under the ATM offering program and have $100.1 million in remaining capacity under the ATM offering program.

We historically have funded our operations with proceeds from the sale of capital stock. As of the date of this filing, we have raised aggregate gross proceeds of $1.0 billion from public offerings, $423.5 million from private placements, and $99.9 million from our ATM offering program.

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

Historically, we have funded our operations with proceeds from the sale of capital stock. As of the date of this filing, we have raised aggregate gross proceeds of $1.0 billion from public offerings, $423.5 million from private placements, and $99.9 million from our ATM offering program. However, we have incurred significant recurring losses. We generated net losses of $40.8 million and $29.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $377.6 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing, scope and results of our research and development activities. As of March 31, 2026, we had cash, cash equivalents and investments of $1.2 billion. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments as of March 31, 2026 should be sufficient to fund our operations into 2030. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand and expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(28,856)	$(27,630)
Net cash (used in)/provided by investing activities	(133,973)	14,794
Net cash provided by financing activities	739,410	161
Increase/(decrease) in cash, cash equivalents and restricted cash	$576,581	$(12,675)

Cash Flows from Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities consisted of a net loss of $40.8 million, partially offset by a decrease in net operating assets and liabilities of $2.2 million and net non-cash operating expenses of $9.8 million. The decrease in net operating assets and liabilities was attributable to increases in accounts payable, accrued expenses and operating lease liabilities of $7.0 million and deferred revenue of $0.8 million, partially offset by increases in accounts receivable of $1.2 million, prepaid expenses and other current assets of $2.3 million and other assets of $2.1 million. The non-cash operating expenses consisted primarily of stock-based compensation expense of $10.6 million, a loss on an investment in a former related party of $0.3 million and amortization of right-of-use operating lease assets of $0.1 million, partially offset by accretion of discount on investment securities of $1.2 million.

For the three months ended March 31, 2025, net cash used in operating activities consisted of a net loss of $29.5 million and an increase in net operating assets and liabilities of $1.6 million, partially offset by net non-cash operating expenses of $3.5 million. The increase in net operating assets and liabilities was primarily attributable to increases in prepaid expenses and other current assets of $1.9 million, accounts receivable of $1.0 million and decreases in accounts payable, accrued expenses and operating lease liabilities of $1.5 million, partially offset by decreases in other assets of $2.0 million and related party receivable from Zenas of $0.8 million. The non-cash operating expenses consisted primarily of stock-based compensation expense of $5.3 million and amortization of right-of-use operating lease assets of $0.1 million, partially offset by accretion of discount on investment securities of $1.9 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities consisted primarily of $238.6 million of purchases of investment securities, partially offset by $104.6 million in proceeds from sales and maturities of investment securities.

For the three months ended March 31, 2025, net cash provided by investing activities consisted primarily of $82.1 million in proceeds from sales and maturities of investment securities, partially offset by $67.3 million of purchases of investment securities.

Cash Flows from Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities consisted primarily of $676.3 million of net proceeds from a public offering, $58.7 million of proceeds from the ATM offering program, $4.3 million of proceeds from the exercise of stock options and $0.1 million of proceeds from common stock issued under our employee stock purchase plan.

For the three months ended March 31, 2025, net cash provided by financing activities consisted primarily of $0.1 million of proceeds from common stock issued under our employee stock purchase plan and $30 thousand of proceeds from the exercise of stock options.

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

License and Collaboration Agreements

In October 2025, we entered into a license agreement with Leads, pursuant to which Leads granted us a royalty-bearing, exclusive license outside Greater China to develop, manufacture, commercialize, or otherwise exploit DNTH212, a bifunctional fusion protein being developed in China by Leads as LBL-047. We also obtained certain non-exclusive rights to perform development and manufacturing activities in Greater China to support DNTH212 outside of Greater China. DNTH212 is an investigational, extended half-life bifunctional fusion protein targeting plasmacytoid dendritic cell BDCA2 to reduce Type 1 interferon production, while simultaneously inhibiting BAFF/APRIL to suppress B cell function. We are obligated to pay Leads up to $38.0 million, comprised of $30.0 million in upfront and near-term milestone payments plus an additional $8.0 million milestone, payable in cash or our common stock at our election, upon the initiation of a Dianthus-led Phase 1 study, for exclusive rights to develop and commercialize DNTH212 globally outside of Greater China. As of March 31, 2026, we have paid Leads $30.0 million in upfront and near-term milestone payments. We are also obligated to pay up to $962.0 million in development and regulatory approval milestones across three key geographies and sales-based milestones across five indications, as well as tiered royalties from mid-single digits up to a low double-digit on ex-Greater China net sales.

In July 2020, we entered into a collaborative research agreement with IONTAS Limited (“IONTAS”) to perform certain milestone-based research and development activities under our first development program. We are obligated to pay development and commercial milestone payments of up to £5.4 million (approximately $7.1 million based on the March 31, 2026 exchange rate) with the first development program, which has been selected for the claseprubart program.

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 9, 2026.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risks, uncertainties and other factors contained in the risks factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings, in evaluating our business. The occurrence of any of the events or developments described in the above-mentioned risk factors could materially harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial also may harm our business, financial condition, results of operations and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the quarter ended March 31, 2026.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans. The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended March 31, 2026:

Name (Title)	Action Taken (Date of Action)	Nature of Trading Arrangement	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Adam Veness (SVP, General Counsel and Secretary)	Adoption (March 18, 2026)	Sale	Rule 10b5-1 trading arrangement	Through and including December 31, 2026	Up to 50,000

Item 6. Exhibits.

Exhibit Number	Description
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

4.3**	Form of Pre-Funded Warrant of Dianthus Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
4.4**	Form of Pre-Funded Warrant of Dianthus Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2026)
31.1*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

DIANTHUS THERAPEUTICS, INC.

Date: May 5, 2026	By:	/s/ Marino Garcia
Name: Marino Garcia
Title: President and Chief Executive Officer (Principal Executive Officer)

DIANTHUS THERAPEUTICS, INC.

Date: May 5, 2026	By:	/s/ Ryan Savitz
Name: Ryan Savitz
Title: Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial Officer)