Form 10-Q
period 2026-06-30
Dianthus Therapeutics, Inc. /DE/
filed 2026-08-04
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 55,934,378 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$110,549	$51,087
Short-term investments	776,264	353,208
Accounts receivable, net	106	52
Prepaid expenses and other current assets	10,618	5,091
Total current assets	897,537	409,438
Long-term investments	303,633	110,135
Property and equipment, net	418	296
Right-of-use operating lease assets	1,223	1,337
Other assets and restricted cash	10,460	9,716
Total assets	$1,213,271	$530,922
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,390	$9,725
Accrued expenses	26,101	19,452
Current portion of deferred revenue	1,524	1,188
Current portion of operating lease liabilities	374	367
Total current liabilities	34,389	30,732
Deferred revenue	5,944	5,770
Long-term operating lease liabilities	913	1,019
Total liabilities	41,246	37,521
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; authorized shares – 10,000,000 at June 30, 2026 and December 31, 2025; issued and outstanding – none at June 30, 2026 and December 31, 2025	—	—
Common stock; $0.001 par value per share; authorized shares – 150,000,000 at June 30, 2026 and December 31, 2025; issued and outstanding shares – 54,798,338 and 43,223,090 at June 30, 2026 and December 31, 2025, respectively	55	43
Additional paid-in capital	1,601,876	829,598
Accumulated deficit	(427,778)	(336,729)
Accumulated other comprehensive (loss)/income	(2,128)	489
Total stockholders’ equity	1,172,025	493,401
Total liabilities and stockholders’ equity	$1,213,271	$530,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
License revenue	$761	$193	$1,224	$1,356
Operating expenses:
Research and development	48,686	26,251	83,214	53,254
General and administrative	13,557	8,869	26,025	16,206
Total operating expenses	62,243	35,120	109,239	69,460
Loss from operations	(61,482)	(34,927)	(108,015)	(68,104)
Other income/(expense):
Interest and investment income	11,542	3,403	17,807	7,194
Gain/(loss) on investment in former related party	105	32	(197)	27
Loss on currency exchange, net	(10)	(30)	(25)	(52)
Other expense	(370)	(107)	(619)	(205)
Total other income	11,267	3,298	16,966	6,964
Net loss	$(50,215)	$(31,629)	$(91,049)	$(61,140)
Net loss per share attributable to common stockholders, basic and diluted	$(0.90)	$(0.88)	$(1.75)	$(1.71)
Weighted-average number of shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants, used in computing net loss per share of common stock, basic and diluted	56,029,124	35,822,308	52,053,022	35,806,591
Comprehensive loss:
Net loss	$(50,215)	$(31,629)	$(91,049)	$(61,140)
Other comprehensive loss:
Unrealized loss on marketable securities	(1,553)	(172)	(2,617)	(8)
Total other comprehensive loss	(1,553)	(172)	(2,617)	(8)
Total comprehensive loss	$(51,768)	$(31,801)	$(93,666)	$(61,148)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2025	43,223,090	$43	$829,598	$(336,729)	$489	$493,401
Issuance of common stock and pre-funded warrants in connection with public offering, net of issuance costs	8,470,989	8	676,072	—	—	676,080
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,123,126	1	58,730	—	—	58,731
Exercise of warrants and pre-funded warrants	1,004,580	1	—	—	—	1
Exercise of stock options (net of receivable for stock option proceeds in transit)	753,075	1	4,276	—	—	4,277
Issuance of common stock under employee stock purchase plan	7,889	—	120	—	—	120
Stock-based compensation expense	—	—	10,602	—	—	10,602
Net loss	—	—	—	(40,834)	—	(40,834)
Unrealized loss on marketable securities	—	—	—	—	(1,064)	(1,064)
Balance, March 31, 2026	54,582,749	$54	$1,579,398	$(377,563)	$(575)	$1,201,314
Exercise of stock options (net of receivable for stock option proceeds in transit)	215,589	1	10,580	—	—	10,581
Stock-based compensation expense	—	—	11,898	—	—	11,898
Net loss	—	—	—	(50,215)	—	(50,215)
Unrealized loss on marketable securities	—	—	—	—	(1,553)	(1,553)
Balance, June 30, 2026	54,798,338	$55	$1,601,876	$(427,778)	$(2,128)	$1,172,025

Balance, December 31, 2024	31,115,341	$31	$526,732	$(174,392)	$106	$352,477
Exercise of pre-funded warrants	1,000,333	1	—	—	—	1
Exercise of stock options	3,321	—	31	—	—	31
Issuance of common stock under employee stock purchase plan	6,938	—	129	—	—	129
Stock-based compensation expense	—	—	5,315	—	—	5,315
Net loss	—	—	—	(29,511)	—	(29,511)
Unrealized gain on marketable securities	—	—	—	—	164	164
Balance, March 31, 2025	32,125,933	$32	$532,207	$(203,903)	$270	$328,606
Exercise of stock options	50,549	—	568	—	—	568
Stock-based compensation expense	—	—	5,706	—	—	5,706
Net loss	—	—	—	(31,629)	—	(31,629)
Unrealized loss on marketable securities	—	—	—	—	(172)	(172)
Balance, June 30, 2025	32,176,482	$32	$538,481	$(235,532)	$98	$303,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(91,049)	$(61,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	69	57
Stock-based compensation expense	22,500	11,021
Accretion of discount on investment securities	(6,872)	(2,997)
Amortization of right-of-use operating lease assets	114	175
Loss/(gain) on investment in former related party	197	(27)
Changes in operating assets and liabilities:
Receivable from former related party	—	807
Accounts receivable, net	(54)	(39)
Prepaid expenses and other current assets	(5,527)	(1,321)
Other assets	(940)	476
Accounts payable, accrued expenses and operating lease liabilities	3,215	1,589
Deferred revenue	510	(123)
Net cash used in operating activities	(77,837)	(51,522)
Cash flows from investing activities:
Capital expenditures	(191)	(70)
Purchases of investment securities	(804,352)	(100,437)
Proceeds from sales and maturities of investment securities	192,053	141,746
Net cash (used in)/provided by investing activities	(612,490)	41,239
Cash flows from financing activities:
Proceeds from public offering	677,624	—
Payment of issuance costs in connection with public offering	(1,544)	—
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	58,731	—
Proceeds from exercise of stock options	14,858	599
Proceeds from issuance of common stock under employee stock purchase plan	120	129
Proceeds from exercise of warrants and pre-funded warrants	1	1
Net cash provided by financing activities	749,790	729
Increase/(decrease) in cash, cash equivalents and restricted cash	59,463	(9,554)
Cash, cash equivalents and restricted cash, beginning of period	51,254	23,022
Cash, cash equivalents and restricted cash, end of period	$110,717	$13,468
Supplemental Disclosure
Cash and cash equivalents	$110,549	$13,237
Restricted cash	168	231
Total cash, cash equivalents and restricted cash	$110,717	$13,468
Receivable associated with exercise of stock options	$386	$—

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

The Company believes that the achievement of the milestones outlined in the CVR Agreement are highly susceptible to factors outside the Company’s influence that are not expected to be resolved for a long period of time, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the buyers of such assets and are based on the buyers of such assets progressing the in-process research and development assets into clinical trials, and in the case of one of the agreements, to a regulatory milestone. If the Company were to record a receivable for such contingent payments, it would also record a corresponding liability. As of June 30, 2026, no receivables were recorded on the unaudited condensed consolidated balance sheet relating to such contingent payments.

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

Shelf Registration Statements and ATM Offering Program

On October 1, 2024, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market (“ATM”) offering program for the sale of up to $200.0 million of shares of the Company’s common stock. During the six months ended June 30, 2026, the Company sold 1,123,126 shares of its common stock under the ATM offering program, resulting in net proceeds of $58.7 million. No sales were made under the ATM offering program during the three and six months ended June 30, 2025. As of the date of this filing, the Company has sold 3,632,534 shares of its common stock under the ATM offering program, resulting in gross proceeds of $200.0 million, and has no remaining capacity under the ATM offering program.

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

The underwritten offering was made pursuant to the shelf registration statement, which became effective on October 9, 2024. A final prospectus supplement dated September 9, 2025 relating to and describing the terms of the underwritten offering was filed with the SEC on September 11, 2025.

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

Liquidity

In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”):

•
Since its inception, the Company has funded its operations primarily with outside capital and has incurred significant recurring losses, including net losses of $91.0 million and $61.1 million for the six months ended June 30, 2026 and 2025, respectively. In addition, the Company had an accumulated deficit of $427.8 million as of June 30, 2026;
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 have been prepared in conformity with U.S. GAAP for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

The table below provides a summary of the segment profit or loss, including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
License revenue	$761	$193	$1,224	$1,356
Research and development expenses:
Claseprubart program-related expenses:
Clinical operation activity costs	20,422	12,635	34,578	24,329
CMC activity costs	8,998	2,975	12,711	6,779
Preclinical study activity costs	84	795	403	1,887
Other	—	50	—	50
Total claseprubart program-related expenses	29,504	16,455	47,692	33,045
Discovery expenses(1)	2,308	168	3,671	1,068
Personnel and related costs	9,254	5,962	17,888	11,809
Stock-based compensation expense	5,643	2,459	10,491	4,934
Other costs	1,977	1,207	3,472	2,398
Total research and development expenses	48,686	26,251	83,214	53,254
General and administrative expenses:
Stock-based compensation expense	6,255	3,247	12,009	6,087
Personnel and related costs	4,128	2,794	8,189	5,354
Other costs	3,174	2,828	5,827	4,765
Total general and administrative expenses	13,557	8,869	26,025	16,206
Other income, net	11,267	3,298	16,966	6,964
Net loss	$(50,215)	$(31,629)	$(91,049)	$(61,140)

(1)	Discovery expenses include costs associated with DNTH212, DNTH312, and other potential product candidates.

4. Cash Equivalents and Marketable Securities

The Company’s investments consist of marketable securities classified as available-for-sale. The following tables provide a summary of the estimated fair value of the Company’s cash equivalents and marketable securities:

	June 30, 2026				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term	Long-term
Cash equivalents:
Money market funds	$80,568	$—	$—	$80,568	$80,568	$—
U.S. treasury securities	24,980	—	—	24,980	24,980	—
Corporate debt securities	2,063	—	—	2,063	2,063	—
Total cash equivalents	$107,611	$—	$—	$107,611	$107,611	$—

Marketable securities:
U.S. treasury securities	$721,969	$6	$(1,781)	$720,194	$472,845	$247,349
Certificate of deposit	10,939	—	(7)	10,932	10,932	—
U.S. government agency securities	20,164	2	(70)	20,096	5,541	14,555
Corporate debt securities	260,452	28	(222)	260,258	218,529	41,729
Commercial paper	68,501	—	(84)	68,417	68,417	—
Total marketable securities	$1,082,025	$36	$(2,164)	$1,079,897	$776,264	$303,633

	December 31, 2025				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term	Long-term
Cash equivalents:
Money market funds	$50,247	$—	$—	$50,247	$50,247	$—
Total cash equivalents	$50,247	$—	$—	$50,247	$50,247	$—

Marketable securities:
U.S. treasury securities	$345,668	$402	$—	$346,070	$274,152	$71,918
Certificate of deposit	6,112	9	—	6,121	6,121	—
U.S. government agency securities	17,053	17	(7)	17,063	7,521	9,542
Corporate debt securities	89,709	81	(15)	89,775	61,100	28,675
Commercial paper	4,312	2	—	4,314	4,314	—
Total marketable securities	$462,854	$511	$(22)	$463,343	$353,208	$110,135

Interest and Investment Income

The following table provides a summary of the components of interest and investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$5,888	$2,305	$10,935	$4,197
Accretion of discount on marketable securities, net	5,654	1,098	6,872	2,997
Total interest and investment income	$11,542	$3,403	$17,807	$7,194

5. Prepaid Expenses and Other Current Assets

The following table provides a summary of prepaid expenses and other current assets:

	June 30, 2026	December 31, 2025
Prepaid materials, supplies and research and development services	$7,827	$3,033
Prepaid subscriptions, software and other administrative services	2,341	1,274
Prepaid insurance	266	698
Other current assets	184	86
Prepaid expenses and other current assets	$10,618	$5,091

6. Property and Equipment

The following table provides a summary of property and equipment:

	June 30, 2026	December 31, 2025
Computer equipment	$732	$543
Furniture and fixtures	59	57
Subtotal	791	600
Less: accumulated depreciation	(373)	(304)
Property and equipment, net	$418	$296

Depreciation expense was $37 thousand and $69 thousand for the three and six months ended June 30, 2026, respectively, and $30 thousand and $57 thousand for the three and six months ended June 30, 2025, respectively.

7. Fair Value of Financial Instruments

The following tables provide a summary of financial assets measured at fair value on a recurring basis:

	Fair Value at
Description	June 30, 2026	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$80,568	$80,568	$—	$—
U.S. treasury securities	24,980	24,980	—	—
Corporate debt securities	2,063	—	2,063	—
Short-term investments:
U.S. treasury securities	472,845	472,845	—	—
Certificate of deposit	10,932	10,932	—	—
U.S. government agency securities	5,541	—	5,541	—
Corporate debt securities	218,529	—	218,529	—
Commercial paper	68,417	—	68,417	—
Long-term investments:
U.S. treasury securities	247,349	247,349	—	—
U.S. government agency securities	14,555	—	14,555	—
Corporate debt securities	41,729	—	41,729	—
Other assets and restricted cash:
Investment in former related party	458	458	—	—
Total assets measured at fair value	$1,187,966	$837,132	$350,834	$—

	Fair Value at
	December 31,
Description	2025	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$50,247	$50,247	$—	$—
Short-term investments:
U.S. treasury securities	274,152	274,152	—	—
Certificate of deposit	6,121	6,121	—	—
U.S. government agency securities	7,521	—	7,521	—
Corporate debt securities	61,100	—	61,100	—
Commercial paper	4,314	—	4,314	—
Long-term investments:
U.S. treasury securities	71,918	71,918	—	—
U.S. government agency securities	9,542	—	9,542	—
Corporate debt securities	28,675	—	28,675	—
Other assets and restricted cash:
Investment in former related party	656	656	—	—
Total assets measured at fair value	$514,246	$403,094	$111,152	$—

There were no transfers between levels during the six months ended June 30, 2026 or for the year ended December 31, 2025. The weighted-average maturity of the securities held at June 30, 2026 was less than 12 months.

8. Accrued Expenses

The following table provides a summary of accrued expenses:

	June 30, 2026	December 31, 2025
Accrued external research and development	$18,568	$8,589
Accrued compensation	5,614	9,517
Accrued payroll tax withholding on stock option exercises	1,190	—
Accrued professional fees	171	215
Other accrued expenses	558	1,131
Accrued expenses	$26,101	$19,452

9. Leases

The Company leases space under operating leases for administrative offices in New York, New York, and Waltham, Massachusetts.

The following table provides a summary of the components of lease costs and rent:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$98	$99	$197	$222
Variable lease cost	11	9	20	21
Total operating lease costs	$109	$108	$217	$243

Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million and $0.2 million for each of the three and six months ended June 30, 2026 and 2025, respectively.

The Company recorded operating lease costs of $0.1 million and $0.2 million during each of the three and six months ended June 30, 2026 and 2025 within the general and administrative expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recorded operating lease costs of nil during the six months ended June 30, 2026 and nil and $24 thousand during the three and six months ended June 30, 2025, respectively, within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

Maturities of operating lease liabilities as of June 30, 2026, are as follows:

2026 (remaining 6 months)	$210
2027	323
2028	318
2029	321
2030	324
Thereafter	54
Total undiscounted operating lease payments	1,550
Less: imputed interest	(263)
Present value of operating lease liabilities	$1,287

Balance sheet classification:
Current portion of operating lease liabilities	$374
Long-term operating lease liabilities	913
Total operating lease liabilities	$1,287

The weighted-average remaining term of operating leases was 54 months and the weighted-average discount rate used to measure the present value of operating lease liabilities was 8.4% as of June 30, 2026.

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

The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of June 30, 2026, there were 402,468 pre-funded warrants outstanding related to this public offering.

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

The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of June 30, 2026, there were 112,121 pre-funded warrants outstanding related to this public offering.

Shelf Registration Statement and ATM Offering Program

On October 1, 2024, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an ATM offering program for the sale of up to $200.0 million of shares of the Company’s common stock. During the six months ended June 30, 2026, the Company sold 1,123,126 shares of its common stock under the ATM offering program, resulting in net proceeds of $58.7 million. No sales were made under the ATM offering program during the six months ended June 30, 2025. As of the date of this filing, the Company has sold 3,632,534 shares of its common stock under the ATM offering program, resulting in gross proceeds of $200.0 million, and has no remaining capacity under the ATM offering program.

On January 28, 2026, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $600.0 million. On January 30, 2026, the registration statement was declared effective by the SEC.

Private Placement Offering

At the closing of the private placement on January 24, 2024, the Company issued 14,500,500 shares of common stock and pre-funded warrants to purchase 4,666,332 shares of common stock with a $0.001 per share exercise price. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of June 30, 2026, there were 832,333 pre-funded warrants outstanding related to this private placement.

Preferred Stock

As of June 30, 2026, the Company was authorized to issue up to 10,000,000 shares of the Company’s preferred stock at a par value of $0.001. As of June 30, 2026, no shares of Company preferred stock were issued and outstanding.

Common Stock

As of June 30, 2026, the Company was authorized to issue up to 150,000,000 shares of common stock at a par value of $0.001. As of June 30, 2026, the Company had issued and outstanding 54,798,338 shares of common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through June 30, 2026.

The Company had the following shares of common stock reserved for future issuance as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Issuance of common stock upon exercise of stock options	7,177,580	5,991,343
Equity awards available for grant under stock award plans	1,894,603	1,888,479
Shares available for issuance under employee stock purchase plan	197,888	143,277
Issuance of common stock upon exercise of warrants	1,346,922	1,949,131
Total common stock reserved for future issuance	10,616,993	9,972,230

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

As of June 30, 2026, 1,466,603 shares of common stock were available for grant under the 2018 Amended Plan.

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

2019 Employee Stock Purchase Plan

Employees may elect to participate in the Dianthus Therapeutics, Inc. 2019 Employee Stock Purchase Plan, as amended (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on (i) the offering date or (ii) the exercise date. The six-month offering periods begin in January and July of each year. During the six months ended June 30, 2026 and 2025, the Company issued 7,889 and 6,938 shares of common stock pursuant to the ESPP, respectively. As of June 30, 2026, 197,888 shares remained available for issuance under the ESPP.

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

Inducement Plan

In February 2024, the Company’s board of directors approved the Dianthus Therapeutics, Inc. Equity Inducement Plan (the “Inducement Plan”), which provides for up to 300,000 shares of common stock for inducement awards. In December 2025, the Company’s board of directors approved an amendment to the Inducement Plan (the “Amended Inducement Plan”), which increased the number of shares of common stock available for inducement awards to 900,000. As of June 30, 2026, there were 428,000 shares of common stock available for grant under the Amended Inducement Plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2026:

	Number of Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at January 1, 2026	5,991,343	$20.14	8.3	$127,547
Options granted	2,336,630	58.59		90,882
Options exercised	(968,664)	15.74		60,955
Options forfeited	(181,729)	47.36		3,122
Balance at June 30, 2026	7,177,580	$32.56	8.5	$466,685
Exercisable options at June 30, 2026	2,371,300	$21.35	7.7	$181,222
Unvested options at June 30, 2026	4,806,280	$38.09	8.9	$285,463

The aggregate intrinsic value of options granted, options exercised and options forfeited represents the difference between (i) the exercise price of the option and (ii) the closing market price of the Company’s common stock on (x) June 30, 2026, (y) the date of exercise, or (z) the date of forfeiture, respectively.

The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2026 was $44.31 per share.

The table below summarizes the assumptions used to determine the grant-date fair value of stock options issued, presented on a weighted average basis during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.1%	4.0%	3.9%	4.3%
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	88.0%	91.4%	89.4%	91.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Stock Warrants

In April 2021, Former Dianthus issued 4,677 warrants for the purchase of common stock at an exercise price of $1.65 per share. The warrants vested on July 30, 2023 and had a grant date fair value of $1.16 per warrant. During the six months ended June 30, 2026, these warrants were exercised in full.

Stock-based Compensation Expense

The following table provides a summary of stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$5,643	$2,459	$10,491	$4,934
General and administrative	6,255	3,247	12,009	6,087
Total stock-based compensation expense	$11,898	$5,706	$22,500	$11,021

As of June 30, 2026, there was $133.5 million of total unrecognized compensation cost related to granted stock options. The Company expects to recognize that cost over a remaining weighted-average period of 3.0 years.

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

In October 2021, Zenas exercised its option for such clinical candidate under the Zenas Option. Zenas paid the Company a one-time payment of $1.0 million for the exercise of the corresponding option. In addition, in connection with the exercise of the Zenas Option, Zenas was required to reimburse the Company for a portion of chemistry, manufacturing and control (“CMC”) costs and expenses from the date of delivery of its option exercise notice through the execution of a license agreement.

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

In September 2020, Zenas issued 156,848 common shares to the Company in exchange for the Zenas Option. Prior to September 12, 2024, the Company used the measurement alternative as the measurement attribute for accounting for the Zenas common stock which did not require it to assess the fair value of the common stock at each reporting period as the fair value of the Zenas common stock was not readily determinable nor was there a reliable source for observable transactions from which the Company could determine a fair value. On September 12, 2024, Zenas announced the pricing of its initial public offering (the “Zenas IPO”) of $17.00 per share, which also included a 1-for-8.6831 reverse stock split of its capital stock. Upon the Zenas IPO, the fair value of the Zenas common stock was deemed readily determinable. The Company reassesses the fair value of the investment at the end of each reporting period, with any adjustments to the fair value recorded as unrealized gains or losses within other income (loss) in the unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2026 and December 31, 2025, the fair value of the investment in Zenas was $0.5 million and $0.7 million, respectively, which was included within other assets and restricted cash on the Company’s unaudited condensed consolidated balance sheet.

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

The Company also determined that the milestone payments of $15.0 million (previously $11.0 million under the Zenas License Agreement) are variable consideration under ASC 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the milestones, such as the regulatory approvals which are generally not within the Company’s control, the Company will not consider achievement of each milestone to be probable until the uncertainty associated with such milestone has been resolved. Should it be probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price for which the Company recognizes revenue. No milestones were achieved under the Zenas Agreements prior to novation. As of June 30, 2026, $7.0 million of cumulative milestones were achieved under the Tenacia Agreements and added to the transaction price.

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

The Company recognized license revenue totaling $0.8 million and $1.2 million during the three and six months ended June 30, 2026, respectively, and $0.2 million and $1.4 million during the three and six months ended June 30, 2025, respectively, associated with the Tenacia License Agreement. As of June 30, 2026, the Company recorded a receivable of $0.1 million, an unbilled receivable of $0.2 million within prepaid expenses and other current assets, current deferred revenue of $1.5 million and noncurrent deferred revenue of $5.9 million on its unaudited condensed consolidated balance sheet. As of December 31, 2025, the Company recorded accounts receivable of $52 thousand, an unbilled receivable of $50 thousand within prepaid expenses and other current assets, current deferred revenue of $1.2 million and noncurrent deferred revenue of $5.8 million on its unaudited condensed consolidated balance sheet.

13. Net Loss Per Share

Basic and diluted net loss per share of common stock were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(50,215)	$(31,629)	$(91,049)	$(61,140)
Denominator:
Weighted-average number of shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants, used in computing net loss per share of common stock, basic and diluted	56,029,124	35,822,308	52,053,022	35,806,591
Net loss per share attributable to common stockholders, basic and diluted	$(0.90)	$(0.88)	$(1.75)	$(1.71)

Pre-funded warrants have been included in the computation of basic and diluted net loss per share of common stock as the pre-funded warrants are issuable for nominal consideration pursuant to their terms. There were outstanding pre-funded warrants of 1,346,922 and 3,665,999 as of June 30, 2026 and 2025, respectively. The outstanding pre-funded warrants increased the weighted-average number of shares of common stock outstanding by 1,346,922 shares and 1,583,537 shares for the three and six months ended June 30, 2026, respectively, and 3,665,999 shares and 3,793,113 shares for the three and six months ended June 30, 2025, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options outstanding	7,177,580	6,233,517	7,177,580	6,233,517
Warrants for the purchase of common stock	—	4,677	—	4,677
Total	7,177,580	6,238,194	7,177,580	6,238,194

14. Commitments and Contingencies

License Agreement with Nanjing Leads Biolabs Co., Ltd.

On October 16, 2025, the Company entered into a License and Collaboration Agreement (the “Leads License Agreement”) with Nanjing Leads Biolabs Co., Ltd. (“Leads”), pursuant to which Leads granted the Company a royalty-bearing, exclusive license outside of Greater China to develop, manufacture, commercialize, or otherwise exploit DNTH212, a bifunctional fusion protein being developed in China by Leads as LBL-047. The Company also obtained certain non-exclusive rights to perform development and manufacturing activities in Greater China to support DNTH212 outside of Greater China. DNTH212 is an investigational, extended half-life bifunctional fusion protein targeting plasmacytoid dendritic cell BDCA2 to reduce Type 1 interferon production, while simultaneously inhibiting BAFF/APRIL to suppress B cell function. On December 23, 2025, Leads and the Company jointly announced the initiation of a Phase 1 clinical trial for LBL-047 (DNTH212).

Under the terms of the Leads License Agreement, the Company will pay Leads up to $38.0 million, comprised of $30.0 million in upfront and near-term milestone payments plus an additional $8.0 million milestone, payable in cash or the Company’s common stock at the Company’s election, upon the initiation of a Dianthus-led Phase 1 study, for exclusive rights to develop and commercialize DNTH212 globally outside of Greater China. As of June 30, 2026, the Company has paid Leads $30.0 million in upfront and near-term milestone payments. Leads will also be eligible to receive up to $962.0 million in development and regulatory approval milestones across three key geographies and sales-based milestones across five indications, as well as tiered royalties from mid-single digits up to a low double-digit on ex-Greater China net sales.

The Leads License Agreement will remain in effect on a country-by-country and product-by-product basis until expiration of the applicable royalty term, unless earlier terminated. Each party has customary termination rights, including for uncured material breach, insolvency, patent challenge, or, in the case of the Company, for convenience.

The Company recorded $0.1 million during each of the three and six months ended June 30, 2026, respectively, for amounts owed to Leads within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

The Company pays an annual partnered antibody program fee totaling $50 thousand to Alloy. The Company is also obligated to pay a $0.1 million fee to Alloy if the Company sublicenses a product developed with Alloy antibodies or platform assisted antibodies. Upon the achievement, with products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $1.8 million and $11.0 million, respectively. The Company did not record any amounts owed under the Alloy license agreement during the six months ended June 30, 2026. The Company recorded $0.1 million during each of the three and six months ended June 30, 2025 for amounts owed under the Alloy license agreement within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Upon the achievement, with the first development program with IONTAS, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make payments to IONTAS of up to £3.1 million (approximately $4.1 million based on the June 30, 2026 exchange rate) and £2.3 million (approximately $3.0 million based on the June 30, 2026 exchange rate), respectively. Upon the achievement, with the second development program with IONTAS, of certain development milestones, the Company is obligated to make payments to IONTAS of up to £2.5 million (approximately $3.3 million based on the June 30, 2026 exchange rate). The Company recorded $0.3 million and $0.5 million during the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2025, respectively, for amounts owed under the IONTAS collaborative research license agreement, including milestone payments, within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to employees, consultants, vendors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification agreements. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of June 30, 2026 and December 31, 2025.

Litigation

From time to time, the Company may be exposed to litigation relating to potential products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other

As of June 30, 2026 and December 31, 2025, the Company had standing agreements with consultants, contractors or service providers that generally can be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.

15. Subsequent Events

Leases

In July 2026, the Company entered into an agreement to lease approximately 11,232 square feet of building space in Waltham, Massachusetts. The term of the lease agreement is approximately seven years commencing on September 15, 2026 with a renewal option to extend the lease term for one additional five-year period. The new lease agreement will replace the Company’s current lease agreement for office space in Waltham, Massachusetts, which is set to expire in January 2027.

Under the terms of the lease, the Company is obligated to make aggregate future minimum lease payments totaling approximately $2.4 million over the lease term, exclusive of operating expenses and other common area charges.

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

Our development candidate, DNTH312, is an internally developed, investigational, first-in-class, next-generation bifunctional fusion protein combining claseprubart and TACI to target potent inhibition of active C1s (“aC1s”) and BAFF/APRIL. DNTH312 is enhanced with YTE half-life extension technology, similar to claseprubart. By targeting two validated pathways with complementary disease modifying mechanisms, DNTH312 is designed to expand our leadership position in autoimmune diseases with potential for best-in-disease efficacy by targeting deeper responses and broader symptom control, while also addressing larger patient populations.

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

We are currently conducting mid- to late-stage clinical trials with claseprubart in generalized Myasthenia Gravis (“gMG”), Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”), and Multifocal Motor Neuropathy (“MMN”).

In September 2025, we reported positive top-line results from the Phase 2 MaGic trial of claseprubart for patients with gMG and subsequently held an end-of-Phase 2 meeting with the FDA in the first quarter of 2026. In June 2026, we announced the initiation of the Phase 3 registrational EMERGE trial of claseprubart in gMG. We expect to report top-line results from this trial in the second half of 2028.

In March 2026, we made an early GO announcement in the Interim Responder Analysis for our Phase 3 CAPTIVATE trial of claseprubart in patients with CIDP due to achieving a target of 20 confirmed responders with less than the planned 40 participants completing Part A. In June 2026, we announced a 75% response rate observed in Interim Responder Analysis from the first 40 participants completing Part A of the Phase 3 CAPTIVATE trial, exceeding the target response rate of 50% or greater based on precedent set with aC1s inhibition. The results were consistent and clinically meaningful across multiple efficacy measures. In addition, claseprubart was generally well tolerated with no related serious infections, no clinical symptoms of drug-induced lupus

(“DIL”), no related serious adverse events (“SAE”) or discontinuations due to safety. We expect to provide CAPTIVATE Part B top-line guidance by the end of 2026.

Claseprubart is also being evaluated in the Phase 2 MoMeNtum trial for patients with MMN. In August 2026, we announced the completion of enrollment of the MoMeNtum trial, which exceeded its enrollment target of 36 patients, and top-line results with 46 patients are expected in December 2026.

In March 2026, we received written feedback from the FDA agreeing to three proposals for all ongoing and planned future claseprubart trials:

•
Removal of anti-nuclear antibodies (“ANAs”) as a screening criterion, a common reason for screen failure across all three claseprubart programs;
•
Removal of routine ANA testing during claseprubart clinical trials; and
•
Reclassification of the hypothetical risk of Systemic Lupus Erythematosus to DIL, a side effect in several classes of widely used medications characterized by the reversal of symptoms upon discontinuation of the precipitating medication.

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

Claseprubart was generally well tolerated with no drug-related SAEs or discontinuations due to any related adverse event. Claseprubart had a favorable clinical safety profile comparable to placebo with no treatment-related serious bacterial infections and no clinical symptoms of emergent autoimmune disorders observed.

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

EMERGE

The EMERGE trial is a global, randomized, multicenter, placebo-controlled Phase 3 trial of claseprubart in approximately 195 AChR+ participants with gMG. Following an initial loading dose, claseprubart 300mg/2mL will be administered Q2W or Q4W via S.C. injection. The primary endpoint of this trial is the change from baseline in the MG-ADL in the treatment arms versus the placebo arm. A similar evaluation is used for secondary efficacy endpoints, such as the QMG scale, MSE, MGC score and the MG-QoL-15r. In June 2026, we announced initiation of the Phase 3 EMERGE trial of claseprubart in gMG. We expect to report top-line results from this trial in the second half of 2028.

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

In March 2026, we announced that we achieved our target of 20 confirmed responders in Part A early, with less than 40 participants completing Part A, which supported our plan to maintain the claseprubart 300mg/2mL S.C. Q2W dose in Part A; engage with regulators to remove the claseprubart 600mg/4mL S.C. Q2W arm from Part B; and enroll up to 256 patients (previously up to 480) in Part A to randomize 128 patients in Part B (previously 192). In June 2026, we announced a 75% response rate observed in Interim Responder Analysis from the first 40 participants completing Part A of the Phase 3 CAPTIVATE trial, exceeding the target response rate of 50% or greater based on precedent set with aC1s inhibition. The results were consistent and clinically meaningful across multiple efficacy measures. In addition, claseprubart was generally well tolerated with no related serious infections, no clinical symptoms of DIL, no related SAEs or discontinuations due to safety. We expect to provide CAPTIVATE Part B top-line guidance by the end of 2026. We believe that this single pivotal trial will support a Biologics License Application (“BLA”) filing in adult patients with CIDP.

MOMENTUM

The MoMeNtum trial is a global, randomized, double-blind, placebo-controlled Phase 2 study designed to evaluate the safety, tolerability, and efficacy of claseprubart in 36 patients with MMN. Following determination of immunoglobulin (“Ig”) dependency and responsiveness, patients will be randomized to receive placebo or claseprubart with a loading dose followed by 300mg/2mL or 600mg/4mL administered Q2W via S.C. injection. The initial S.C. treatment duration is 17 weeks followed by a 52-week OLE. The primary endpoint of this study is safety and tolerability. Secondary endpoints include time to intravenous immunoglobulin (“IVIg”) retreatment, time to relapse, and assessments of muscle and grip strength. In August 2026, we announced the completion of enrollment of the MoMeNtum trial, which exceeded its enrollment target of 36 patients, and top-line results with 46 patients are expected in December 2026.

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

A two-part Phase 1 study in China in healthy volunteers (Part A) and patients with Systemic Lupus Erythematosus (Part B) was initiated in December 2025, with Phase 1 healthy volunteer data anticipated by year-end 2026.

Our Internally Developed, First-In-Class, Next-generation Bifunctional Fusion Protein Combining Claseprubart and TACI to Target Potent Inhibition of aC1s and BAFF/APRIL (DNTH312)

DNTH312 is an internally developed, investigational, first-in-class, next-generation bifunctional fusion protein combining claseprubart and TACI to target potent inhibition of aC1s and BAFF/APRIL. DNTH312 is enhanced with YTE half-life extension technology, similar to claseprubart. By targeting two validated pathways with complementary disease modifying mechanisms, DNTH312 is designed to expand our leadership position in autoimmune diseases with potential for best-in-disease efficacy by targeting deeper responses and broader symptom control, while also addressing larger patient populations.

DNTH312 has demonstrated comparable in vitro potency and aC1s inhibition as claseprubart, with a comparable non-human primates (“NHP”) half-life, and comparable depth of IgM, IgA, and IgG reductions vs. published values for povetacicept following a single dose in NHPs. Additionally, DNTH312 is enhanced with YTE half-life extension technology, and in a single dose NHP study has demonstrated an approximately 22-day half-life, comparable to claseprubart in NHPs. DNTH312 aims to be Phase 1 ready by year-end 2027.

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

On October 21, 2024, Zenas assigned the Zenas License Agreement to its affiliated entity, Zenas BioPharma (HK) Limited (“Zenas HK”). After the assignment, we entered into a novation agreement (the “Novation Agreement”) with Zenas HK and Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”) and an amendment to the Zenas License Agreement, now with Tenacia (as amended, the “Tenacia License Agreement”), pursuant to which Tenacia replaced Zenas HK as a party to the Zenas License Agreement and an Option Agreement which we entered into with Zenas on September 2020 (together, the “Zenas Agreements”) and certain economic terms under the Zenas License Agreement with respect to cost sharing and development milestones were amended.

Except as stated otherwise, the economic terms of the Zenas License Agreement were unchanged when novated by the Novation Agreement and amended by the Tenacia License Agreement.

The consideration under the Tenacia License Agreement, which replaced the consideration of the Zenas License Agreement, related to the first antibody sequence includes the following payments by Tenacia to us: (i) a $2.5 million upfront payment, which was paid by Tenacia to us in October 2024 upon execution of the Tenacia License Agreement; (ii) reimbursement of a portion of certain clinical costs; (iii) development milestones totaling up to $15.0 million; and (iv) royalties on net sales ranging from the mid-single digits to the low teen percentages. Tenacia is also responsible for paying local development costs in Greater China and a portion of central development costs based on the number of patients enrolled from China in our global Phase 3 studies. No milestones were achieved under the Zenas Agreements prior to novation. As of June 30, 2026, $7.0 million of cumulative milestones were achieved under the Tenacia Agreements (as defined below) and added to the transaction price. We had not recorded any royalty revenue under the Zenas Agreements prior to novation, and we have not recorded any royalty revenue under the Tenacia Agreements.

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

During the three and six months ended June 30, 2026, we recognized license revenue totaling $0.8 million and $1.2 million, respectively, related to the Tenacia Agreements.

During the three and six months ended June 30, 2025, we recognized license revenue totaling $0.2 million and $1.4 million, respectively, related to the Tenacia Agreements.

Operating Expenses

Research and Development

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal expenses incurred in connection with the discovery and development of claseprubart, DNTH212, DNTH312, and other potential product candidates.

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

Product candidates in later stages of development generally have higher development costs than those in earlier stages. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance claseprubart into larger and later-stage clinical trials, develop DNTH212 and DNTH312, work to discover and develop additional product candidates, seek to expand, maintain, protect and enforce our intellectual property portfolio and hire additional research and development personnel.

The successful development of claseprubart, DNTH212, DNTH312, or any other future product candidates, if any, is highly uncertain, and we do not believe it is possible at this time to accurately project the nature, timing and estimated costs of the efforts necessary to complete the development of, and obtain regulatory approval for, claseprubart, DNTH212, DNTH312, or any other future product candidates, if any. To the extent claseprubart, DNTH212, DNTH312, or any other future product candidates advance into larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. The duration, costs and timing of development of claseprubart, DNTH212, DNTH312, or any other future product candidates are subject to numerous uncertainties and will depend on a variety of factors, including:

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

Any of these factors could significantly impact the costs, timing and variability associated with the development of claseprubart, DNTH212, DNTH312, or any other future product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Revenues:
License revenue	$761	$193
Operating expenses:
Research and development	48,686	26,251
General and administrative	13,557	8,869
Total operating expenses	62,243	35,120
Loss from operations	(61,482)	(34,927)
Other income/(expense):
Interest and investment income	11,542	3,403
Gain/(loss) on investment in former related party	105	32
Loss on currency exchange, net	(10)	(30)
Other expense	(370)	(107)
Total other income	11,267	3,298
Net loss	$(50,215)	$(31,629)

Revenues

Under the terms of the Tenacia Agreements, we recognized license revenue of $0.8 million and $0.2 million during the three months ended June 30, 2026 and 2025, respectively.

The increase in total revenues was due to an increase in reimbursable costs associated with claseprubart’s ongoing clinical trials.

Research and Development Expenses

Research and development expenses were $48.7 million for the three months ended June 30, 2026, as compared to $26.3 million for the three months ended June 30, 2025, an increase of $22.4 million. This increase was due to: (1) a $15.1 million increase in external research and development costs, consisting of clinical operations activities, CMC activities, preclinical study costs, discovery expenses, and licensing and milestone expenses related to claseprubart; and (2) a $7.3 million increase in internal research and development costs, consisting of personnel and related costs, stock-based compensation expense and other costs.

The $15.1 million increase in external research and development costs was due to a $13.0 million increase in expenses related to our lead product candidate, claseprubart, and a $2.1 million increase in discovery activities including those related to DNTH212 and DNTH312. For the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, the increase in claseprubart related expense was due to increases of $7.8 million in clinical operations activities and $6.0 million in CMC activities, partially offset by decreases of $0.7 million in preclinical study costs and $0.1 million in other costs. The increased costs of clinical operations activities and CMC activities were due to activities related to claseprubart’s ongoing clinical trials in gMG, CIDP and MMN.

The $7.3 million increase in internal research and development costs was due to increases of $3.3 million in personnel and related costs, $3.2 million in stock-based compensation expense and $0.8 million in other research and development costs. The increases were due to the buildout of our internal research and development function to support our Phase 2 and Phase 3 clinical trials in claseprubart and development of DNTH212 and DNTH312.

General and Administrative Expenses

General and administrative expenses were $13.6 million for the three months ended June 30, 2026, as compared to $8.9 million for the three months ended June 30, 2025, an increase of $4.7 million. The increase was primarily due to increases of $3.1 million in stock-based compensation expense, $1.3 million in personnel-related costs and $0.3 million in other administrative expenses. The increase in costs was primarily due to increases in headcount and related expenses.

Other Income/(Expense)

Other income was $11.3 million for the three months ended June 30, 2026, as compared to $3.3 million for the three months ended June 30, 2025, an increase of $8.0 million. The increase was primarily due to higher cash and investment balances in the current period as compared to the prior period.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Revenues:
License revenue	$1,224	$1,356
Operating expenses:
Research and development	83,214	53,254
General and administrative	26,025	16,206
Total operating expenses	109,239	69,460
Loss from operations	(108,015)	(68,104)
Other income/(expense):
Interest and investment income	17,807	7,194
Gain/(loss) on investment in former related party	(197)	27
Loss on currency exchange, net	(25)	(52)
Other expense	(619)	(205)
Total other income	16,966	6,964
Net loss	$(91,049)	$(61,140)

Revenues

Under the terms of the Tenacia Agreements, we recognized license revenue of $1.2 million and $1.4 million during the six months ended June 30, 2026 and 2025, respectively.

The decrease in total revenues was due to a decrease in reimbursable costs associated with claseprubart’s ongoing clinical trials.

Research and Development Expenses

Research and development expenses were $83.2 million for the six months ended June 30, 2026, as compared to $53.3 million for the six months ended June 30, 2025, an increase of $29.9 million. This increase was due to: (1) a $17.2 million increase in external research and development costs, consisting of clinical operations activities, CMC activities, preclinical study costs, discovery expenses, and licensing and milestone expenses related to claseprubart; and (2) a $12.7 million increase in internal research and development costs, consisting of personnel and related costs, stock-based compensation expense and other costs.

The $17.2 million increase in external research and development costs was due to a $14.6 million increase in expenses related to our lead product candidate, claseprubart, and a $2.6 million increase in discovery activities including those related to DNTH212 and DNTH312. For the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, the increase in claseprubart related expense was due to increases of $10.3 million in clinical operations activities and $5.9 million in CMC activities, partially offset by decreases of $1.5 million in preclinical study costs and $0.1 million in other costs. The increased costs of clinical operations activities and CMC activities were due to activities related to claseprubart’s ongoing clinical trials in gMG, CIDP and MMN.

The $12.7 million increase in internal research and development costs was due to increases of $6.1 million in personnel and related costs, $5.6 million in stock-based compensation expense, and $1.0 million in other research and development costs. The increases were due to the buildout of our internal research and development function to support our Phase 2 and Phase 3 clinical trials in claseprubart and development of DNTH212 and DNTH312.

General and Administrative Expenses

General and administrative expenses were $26.0 million for the six months ended June 30, 2026, as compared to $16.2 million for the six months ended June 30, 2025, an increase of $9.8 million. The increase was primarily due to increases of $5.9 million in stock-based compensation expense, $2.8 million in personnel-related costs and $1.1 million in other administrative expenses. The increase in costs was primarily due to increases in headcount and related expenses.

Other Income/(Expense)

Other income was $17.0 million for the six months ended June 30, 2026, as compared to $7.0 million for the six months ended June 30, 2025, an increase of $10.0 million. The increase was primarily due to higher cash and investment balances in the current period as compared to the prior period.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our lead product candidate, claseprubart, DNTH212, DNTH312, or any other future product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our lead product candidate, claseprubart, DNTH212, DNTH312, or any other future product candidates to support potential future commercialization and providing general and administrative support for our operations, including the costs associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. See the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026 for additional risks associated with our substantial capital requirements.

We have an open market sales agreement (the “ATM Agreement”) pursuant to which we may sell, from time-to-time shares of our common stock under an at-the-market (“ATM”) offering for an aggregate sales price of up to $200 million. Any sales of our common stock pursuant to the ATM Agreement are made under our registration statement on Form S-3 which was deemed effective by the SEC on October 9, 2024. As of the date of this filing, we have sold 3,632,534 shares of our common stock under the ATM offering program, resulting in gross proceeds of $200.0 million, and have no remaining capacity under the ATM offering program.

We historically have funded our operations with proceeds from the sale of capital stock. As of the date of this filing, we have raised aggregate gross proceeds of $1.0 billion from public offerings, $423.5 million from private placements, and $200.0 million from our ATM offering program.

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

We have not generated any revenue from product sales. We do not expect to generate any meaningful product revenue unless and until we obtain regulatory approval of and commercialize claseprubart, DNTH212, or any other future product candidates, and we do not know when, or if, that will occur. In order to complete the development of claseprubart, DNTH212, or any other future product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize product candidates, if approved, we will require substantial additional capital. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, we expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings, such as an ATM offering program, or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from bank failures, other general macroeconomic conditions and otherwise. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners. We cannot provide assurance that we will ever generate positive cash flow from operating activities.

Historically, we have funded our operations with proceeds from the sale of capital stock. As of the date of this filing, we have raised aggregate gross proceeds of $1.0 billion from public offerings, $423.5 million from private placements, and $200.0 million from our ATM offering program. However, we have incurred significant recurring losses. We generated net losses of $91.0 million and $61.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $427.8 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing, scope and results of our research and development activities. As of June 30, 2026, we had cash, cash equivalents and investments of $1.2 billion. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments as of June 30, 2026 should be sufficient to fund our operations into 2030. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand and expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us.

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
•
the scope, timing, progress, results, and costs of researching and developing DNTH212, DNTH312, or any other future product candidates that we may pursue;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(77,837)	$(51,522)
Net cash (used in)/provided by investing activities	(612,490)	41,239
Net cash provided by financing activities	749,790	729
Increase/(decrease) in cash, cash equivalents and restricted cash	$59,463	$(9,554)

Cash Flows from Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities consisted of a net loss of $91.0 million and an increase in net operating assets and liabilities of $2.8 million, partially offset by net non-cash operating expenses of $16.0 million. The increase in net operating assets and liabilities was attributable to increases in accounts receivable of $0.1 million, prepaid expenses and other current assets of $5.5 million and other assets of $0.9 million, partially offset by increases in accounts payable, accrued expenses and operating lease liabilities of $3.2 million and deferred revenue of $0.5 million. The non-cash operating expenses consisted of stock-based compensation expense of $22.5 million, a loss on an investment in a former related party of $0.2 million, amortization of right-of-use operating lease assets of $0.1 million and depreciation expense of $0.1 million, partially offset by accretion of discount on investment securities of $6.9 million.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities consisted of $804.4 million of purchases of investment securities and $0.2 million of capital expenditures, partially offset by $192.1 million in proceeds from sales and maturities of investment securities.

For the six months ended June 30, 2025, net cash provided by investing activities consisted primarily of $141.7 million in proceeds from maturities of investment securities, partially offset by $100.4 million of purchases of investment securities.

Cash Flows from Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities consisted primarily of $676.1 million of net proceeds from a public offering, $58.7 million of proceeds from the ATM offering program, $14.9 million of proceeds from the exercise of stock options and $0.1 million of proceeds from common stock issued under our employee stock purchase plan.

For the six months ended June 30, 2025, net cash provided by financing activities consisted primarily of $0.6 million of proceeds from the exercise of stock options and $0.1 million of proceeds from common stock issued under our employee stock purchase plan.

Contractual Obligations and Commitments

Lease Obligations

We lease administrative office space under operating lease agreements in New York, New York, and Waltham, Massachusetts, which expire in February 2031 and January 2027, respectively. In July 2026, we entered into an agreement to lease approximately 11,232 square feet of building space in Waltham, Massachusetts. The term of the lease agreement is approximately seven years commencing on September 15, 2026. The new lease agreement will replace our current lease agreement for office space in Waltham, Massachusetts, which is set to expire in January 2027.

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

License and Collaboration Agreements

In October 2025, we entered into a license agreement with Leads, pursuant to which Leads granted us a royalty-bearing, exclusive license outside of Greater China to develop, manufacture, commercialize, or otherwise exploit DNTH212, a bifunctional fusion protein being developed in China by Leads as LBL-047. We also obtained certain non-exclusive rights to perform development and manufacturing activities in Greater China to support DNTH212 outside of Greater China. DNTH212 is an investigational, extended half-life bifunctional fusion protein targeting plasmacytoid dendritic cell BDCA2 to reduce Type 1 interferon production, while simultaneously inhibiting BAFF/APRIL to suppress B cell function. We are obligated to pay Leads up to $38.0 million, comprised of $30.0 million in upfront and near-term milestone payments plus an additional $8.0 million milestone, payable in cash or our common stock at our election, upon the initiation of a Dianthus-led Phase 1 study, for exclusive rights to develop and commercialize DNTH212 globally outside of Greater China. As of June 30, 2026, we have paid Leads $30.0 million in upfront and near-term milestone payments. We are also obligated to pay up to $962.0 million in development and regulatory approval milestones across three key geographies and sales-based milestones across five indications, as well as tiered royalties from mid-single digits up to a low double-digit on ex-Greater China net sales.

In July 2020, we entered into a collaborative research agreement with IONTAS Limited (“IONTAS”) to perform certain milestone-based research and development activities under our first development program. We are obligated to pay development and commercial milestone payments of up to £5.4 million (approximately $7.1 million based on the June 30, 2026 exchange rate) with the first development program, which has been selected for the claseprubart program.

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

During the three months ended June 30, 2026, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 9, 2026.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the quarter ended June 30, 2026.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans. The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended June 30, 2026:

Name (Title)	Action Taken (Date of Action)	Nature of Trading Arrangement	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Edward Carr (Chief Accounting Officer)	Adoption (June 18, 2026)	Sale	Rule 10b5-1 trading arrangement	Through and including June 30, 2027	Up to 50,000
Marino Garcia (President & Chief Executive Officer)	Adoption (May 8, 2026)	Sale	Rule 10b5-1 trading arrangement	Through and including August 7, 2027	Up to 200,041
Anne McGeorge (Director)	Adoption (May 11, 2026)	Sale	Rule 10b5-1 trading arrangement	Through and including August 10, 2027	Up to 13,250
Simon Read (Director)	Adoption (May 8, 2026)	Sale	Rule 10b5-1 trading arrangement	Through and including February 9, 2028	Up to 16,666

Item 6. Exhibits.

Exhibit Number	Description
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

DIANTHUS THERAPEUTICS, INC.

Date: August 4, 2026	By:	/s/ Marino Garcia
Name: Marino Garcia
Title: President and Chief Executive Officer (Principal Executive Officer)

DIANTHUS THERAPEUTICS, INC.

Date: August 4, 2026	By:	/s/ Ryan Savitz
Name: Ryan Savitz
Title: Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial Officer)