Form 10-Q
period 2026-09-30
Dianthus Therapeutics, Inc. /DE/
filed 2026-11-04
CIK 1690585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 56,312,712 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, statements concerning our plans, objectives, goals, expectations, hopes, beliefs, intentions, assumptions, projections, estimates or strategies and any underlying assumptions regarding the future, our future results of operations and financial position, including the sufficiency of our existing cash resources to fund our operations for as long as anticipated, our liquidity, capital resources, costs and expenses, capital requirements, commitments and contingencies, the development or commercial potential of claseprubart, DNTH212, DNTH312 or any other product candidate, our anticipated preclinical and clinical drug development activities, in particular with respect to claseprubart, DNTH212 and DNTH312, and any timelines, developments or results in connection therewith, including the timing of data, the efficacy, safety profile, dosing amount or frequency, method of delivery or other potential therapeutic benefits of claseprubart, DNTH212 and DNTH312, the receipt or timing of potential regulatory designations, approvals and commercialization of any product candidates, market size or addressable patient population and other statements, including those included under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “project,” “potential,” “possible,” “plan,” “seek,” “contemplate,” “goal,” “likely” or “continue” or the negative of these terms and similar expressions intended to identify forward-looking statements, but the absence of these terms does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts and are based on our current expectations and beliefs with respect to future events and their potential effects and impacts. There can be no assurance that future events affecting us will be those that have been anticipated. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.

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
•
our ability to advance the development of claseprubart, DNTH212, DNTH312 and our other potential product candidates or preclinical activities under the timelines we anticipate in planned and future clinical trials;
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
•
legislative, regulatory, political, geopolitical and macroeconomic developments beyond our control, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy or foreign currency exchange rates, changes in trade policies, including tariffs and other trade restrictions or the threat of such actions, instability in financial institutions, the ongoing conflict in Ukraine, conflicts in the Middle East, rising tensions between China and Taiwan, the attacks on marine vessels traversing the Red Sea and the responses thereto, volatility in oil and other commodity prices and supply chain disruptions;
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
•
our reliance on third-party contract development and manufacturing organizations to manufacture and supply product candidates;
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
•
our ability to continue to grow and manage our growth effectively; and
•
our ability to comply with, and the effect on our business of, evolving legal standards and regulations, including those concerning data protection, consumer privacy and sustainability and evolving labor standards.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$55,686	$51,087
Short-term investments	782,097	353,208
Accounts receivable, net	582	52
Prepaid expenses and other current assets	17,673	5,091
Total current assets	856,038	409,438
Long-term investments	406,040	110,135
Property and equipment, net	749	296
Right-of-use operating lease assets	1,151	1,337
Other assets and restricted cash	12,274	9,716
Total assets	$1,276,252	$530,922
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,498	$9,725
Accrued expenses	21,079	19,452
Current portion of deferred revenue	1,589	1,188
Current portion of operating lease liabilities	349	367
Total current liabilities	28,515	30,732
Deferred revenue	5,449	5,770
Long-term operating lease liabilities	859	1,019
Total liabilities	34,823	37,521
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.001 par value per share; authorized shares – 10,000,000 at September 30, 2026 and December 31, 2025; issued and outstanding – none at September 30, 2026 and December 31, 2025	—	—
Common stock; $0.001 par value per share; authorized shares – 150,000,000 at September 30, 2026 and December 31, 2025; issued and outstanding shares – 56,295,226 and 43,223,090 at September 30, 2026 and December 31, 2025, respectively	56	43
Additional paid-in capital	1,722,069	829,598
Accumulated deficit	(474,421)	(336,729)
Accumulated other comprehensive (loss)/income	(6,275)	489
Total stockholders’ equity	1,241,429	493,401
Total liabilities and stockholders’ equity	$1,276,252	$530,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
License revenue	$1,210	$396	$2,434	$1,752
Operating expenses:
Research and development	45,600	32,489	128,814	85,743
General and administrative	14,082	8,195	40,107	24,401
Total operating expenses	59,682	40,684	168,921	110,144
Loss from operations	(58,472)	(40,288)	(166,487)	(108,392)
Other income/(expense):
Interest and investment income	12,143	3,658	29,950	10,852
Gain/(loss) on investment in former related party	28	227	(169)	254
Loss on currency exchange, net	(24)	(2)	(49)	(54)
Other expense	(318)	(360)	(937)	(565)
Total other income	11,829	3,523	28,795	10,487
Net loss	$(46,643)	$(36,765)	$(137,692)	$(97,905)
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(0.97)	$(2.56)	$(2.68)
Weighted-average number of shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants, used in computing net loss per share of common stock, basic and diluted	57,341,193	37,794,088	53,835,116	36,476,370
Comprehensive loss:
Net loss	$(46,643)	$(36,765)	$(137,692)	$(97,905)
Other comprehensive (loss)/income:
Unrealized (loss)/gain on marketable securities	(4,147)	65	(6,764)	57
Total other comprehensive (loss)/income	(4,147)	65	(6,764)	57
Total comprehensive loss	$(50,790)	$(36,700)	$(144,456)	$(97,848)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2025	43,223,090	$43	$829,598	$(336,729)	$489	$493,401
Issuance of common stock and pre-funded warrants in connection with public offering, net of issuance costs of $1,544	8,470,989	8	676,072	—	—	676,080
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,123,126	1	58,730	—	—	58,731
Exercise of warrants and pre-funded warrants	1,004,580	1	—	—	—	1
Exercise of stock options (net of receivable for stock option proceeds in transit)	753,075	1	4,276	—	—	4,277
Issuance of common stock under employee stock purchase plan	7,889	—	120	—	—	120
Stock-based compensation expense	—	—	10,602	—	—	10,602
Net loss	—	—	—	(40,834)	—	(40,834)
Unrealized loss on marketable securities	—	—	—	—	(1,064)	(1,064)
Balance, March 31, 2026	54,582,749	$54	$1,579,398	$(377,563)	$(575)	$1,201,314
Exercise of stock options (net of receivable for stock option proceeds in transit)	215,589	1	10,580	—	—	10,581
Stock-based compensation expense	—	—	11,898	—	—	11,898
Net loss	—	—	—	(50,215)	—	(50,215)
Unrealized loss on marketable securities	—	—	—	—	(1,553)	(1,553)
Balance, June 30, 2026	54,798,338	$55	$1,601,876	$(427,778)	$(2,128)	$1,172,025
Issuance of common stock pursuant to at-the-market offering, net of issuance costs	1,005,700	1	98,065	—	—	98,066
Exercise of stock options	483,956	—	9,163	—	—	9,163
Issuance of common stock under employee stock purchase plan	7,232	—	244	—	—	244
Stock-based compensation expense	—	—	12,721	—	—	12,721
Net loss	—	—	—	(46,643)	—	(46,643)
Unrealized loss on marketable securities	—	—	—	—	(4,147)	(4,147)
Balance, September 30, 2026	56,295,226	$56	$1,722,069	$(474,421)	$(6,275)	$1,241,429

Balance, December 31, 2024	31,115,341	$31	$526,732	$(174,392)	$106	$352,477
Exercise of pre-funded warrants	1,000,333	1	—	—	—	1
Exercise of stock options	3,321	—	31	—	—	31
Issuance of common stock under employee stock purchase plan	6,938	—	129	—	—	129
Stock-based compensation expense	—	—	5,315	—	—	5,315
Net loss	—	—	—	(29,511)	—	(29,511)
Unrealized gain on marketable securities	—	—	—	—	164	164
Balance, March 31, 2025	32,125,933	$32	$532,207	$(203,903)	$270	$328,606
Exercise of stock options	50,549	—	568	—	—	568
Stock-based compensation expense	—	—	5,706	—	—	5,706
Net loss	—	—	—	(31,629)	—	(31,629)
Unrealized loss on marketable securities	—	—	—	—	(172)	(172)
Balance, June 30, 2025	32,176,482	$32	$538,481	$(235,532)	$98	$303,079
Issuance of common stock and pre-funded warrants in connection with public offering, net of issuance costs of $404	7,627,879	8	271,856	—	—	271,864
Exercise of pre-funded warrants	2,833,588	3	(3)	—	—	—
Exercise of stock options	204,751	—	2,229	—	—	2,229
Issuance of common stock under employee stock purchase plan	11,863	—	188	—	—	188
Stock-based compensation expense	—	—	5,794	—	—	5,794
Net loss	—	—	—	(36,765)	—	(36,765)
Unrealized gain on marketable securities	—	—	—	—	65	65
Balance, September 30, 2025	42,854,563	$43	$818,545	$(272,297)	$163	$546,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIANTHUS THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(137,692)	$(97,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	106	84
Stock-based compensation expense	35,221	16,815
Accretion of discount on investment securities	(7,753)	(5,308)
Amortization of right-of-use operating lease assets	186	247
Loss/(gain) on investment in former related party	169	(254)
Changes in operating assets and liabilities:
Receivable from former related party	—	807
Accounts receivable, net	(530)	(5,000)
Prepaid expenses and other current assets	(12,582)	(1,356)
Other assets	(2,598)	565
Accounts payable, accrued expenses and operating lease liabilities	(2,778)	4,593
Deferred revenue	80	4,635
Net cash used in operating activities	(128,171)	(82,077)
Cash flows from investing activities:
Capital expenditures	(559)	(75)
Purchases of investment securities	(1,127,456)	(380,278)
Proceeds from sales and maturities of investment securities	403,651	220,317
Net cash used in investing activities	(724,364)	(160,036)
Cash flows from financing activities:
Proceeds from public offering	677,624	272,268
Payment of issuance costs in connection with public offering	(1,544)	(172)
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	156,797	—
Proceeds from exercise of stock options	24,021	2,829
Proceeds from issuance of common stock under employee stock purchase plan	364	316
Proceeds from exercise of warrants and pre-funded warrants	1	1
Net cash provided by financing activities	857,263	275,242
Increase in cash, cash equivalents and restricted cash	4,728	33,129
Cash, cash equivalents and restricted cash, beginning of period	51,254	23,022
Cash, cash equivalents and restricted cash, end of period	$55,982	$56,151
Supplemental Disclosure
Cash and cash equivalents	$55,686	$55,984
Restricted cash	296	167
Total cash, cash equivalents and restricted cash	$55,982	$56,151
Issuance costs in connection with public offering included in accounts payable	$—	$192
Issuance costs in connection with public offering included in accrued expenses	$—	$40

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

The Reverse Merger was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under this method of accounting, Former Dianthus was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the expectation that, immediately following the Reverse Merger: (i) Former Dianthus’ stockholders would own a substantial majority of the voting rights in the combined company; (ii) Former Dianthus’ largest stockholders would retain the largest interest in the combined company; (iii) Former Dianthus would designate a majority (six of eight) of the initial members of the board of directors of the combined company; and (iv) Former Dianthus’ executive management team would become the management team of the combined company. Accordingly, for accounting purposes: (i) the Reverse Merger was treated as the equivalent of Former Dianthus issuing stock to acquire the net assets of Magenta; (ii) the net assets of Magenta were recorded at their acquisition-date fair value in the consolidated financial statements of Former Dianthus; and (iii) the reported historical operating results of the combined company prior to the Reverse Merger are those of Former Dianthus. Historical common stock figures of Former Dianthus have been retroactively restated based on the exchange ratio of approximately 0.2181.

On September 11, 2023, prior to the effective time of the Reverse Merger, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent, pursuant to which pre-Reverse Merger holders of Magenta common stock received one non-transferable contingent value right (each, a “CVR”) for each outstanding share of Magenta common stock held by such stockholder immediately prior to the effective time of the Reverse Merger on September 11, 2023. Subject to, and in accordance with, the terms and conditions of the CVR Agreement, each CVR represented the contractual right to receive a pro rata portion of the proceeds, if any, received by the Company as a result of (i) contingent payments made to the Company, such as milestone, royalty or earnout, when received under any pre-Reverse Merger disposition agreements related to Magenta’s pre-Reverse Merger assets and (ii) the Company’s sale of assets after the effective date of the Reverse Merger and prior to December 31, 2023, in each case, received within a three-year period following the closing of the Reverse Merger. The CVRs expired in accordance with the terms of the CVR Agreement on September 11, 2026, and no payments were made to holders of the CVRs.

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

Shelf Registration Statements and At-the-Market Offering Programs

On October 1, 2024, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market (the “Initial ATM”) offering program for the sale of up to $200.0 million of shares of the Company’s common stock. As of the date of this filing, the Company has sold 3,632,534 shares of its common stock under the Initial ATM offering program, resulting in gross proceeds of $200.0 million.

On January 28, 2026, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $600.0 million. On January 30, 2026, the registration statement was declared effective by the SEC.

On September 18, 2026, the Company filed a registration statement with the SEC, which became effective immediately upon filing, for the issuance of common stock, preferred stock, warrants, debt securities, rights and units. The registration statement includes an at-the-market (the “2026 ATM”) offering program for the sale of up to $500.0 million of shares of the Company’s common stock. To date, the Company has not sold any shares of its common stock under the 2026 ATM offering program.

During the three and nine months ended September 30, 2026, the Company sold 1,005,700 and 2,128,826 shares, respectively, of its common stock under the at-the-market offering programs, resulting in net proceeds of $98.1 million and $156.8 million, respectively. No sales were made under the at-the-market offering programs during the nine months ended September 30, 2025.

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

Liquidity

In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”):

•
Since its inception, the Company has funded its operations primarily with outside capital and has incurred significant recurring losses, including net losses of $137.7 million and $97.9 million for the nine months ended September 30, 2026 and 2025, respectively. In addition, the Company had an accumulated deficit of $474.4 million as of September 30, 2026;
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 have been prepared in conformity with U.S. GAAP for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

The table below provides a summary of the segment profit or loss, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
License revenue	$1,210	$396	$2,434	$1,752
Research and development expenses:
Claseprubart program-related expenses:
Clinical operation activity costs	18,000	12,155	52,578	36,483
CMC activity costs	4,222	6,946	16,933	13,725
Preclinical study activity costs	371	1,138	775	3,025
Other costs	51	2,019	51	2,069
Total claseprubart program-related expenses	22,644	22,258	70,337	55,302
Discovery expenses(1)	4,736	64	8,407	1,132
Personnel and related costs	9,768	6,397	27,656	18,205
Stock-based compensation expense	6,324	2,533	16,815	7,467
Other costs	2,128	1,237	5,599	3,637
Total research and development expenses	45,600	32,489	128,814	85,743
General and administrative expenses:
Stock-based compensation expense	6,397	3,261	18,406	9,348
Personnel and related costs	3,953	2,660	12,142	8,014
Other costs	3,732	2,274	9,559	7,039
Total general and administrative expenses	14,082	8,195	40,107	24,401
Other income, net	11,829	3,523	28,795	10,487
Net loss	$(46,643)	$(36,765)	$(137,692)	$(97,905)

(1)	Discovery expenses include costs associated with DNTH212, DNTH312, and other potential product candidates.

4. Cash Equivalents and Marketable Securities

The Company’s investments consist of marketable securities classified as available-for-sale. The following tables provide a summary of the estimated fair value of the Company’s cash equivalents and marketable securities:

	September 30, 2026				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term	Long-term
Cash equivalents:
Money market funds	$54,082	$—	$—	$54,082	$54,082	$—
Total cash equivalents	$54,082	$—	$—	$54,082	$54,082	$—

Marketable securities:
U.S. treasury securities	$801,619	$—	$(5,160)	$796,459	$484,595	$311,864
Corporate debt securities	255,495	26	(704)	254,817	175,601	79,216
Commercial paper	105,679	1	(224)	105,456	105,456	—
U.S. government agency securities	21,228	—	(198)	21,030	6,070	14,960
Certificate of deposit	10,391	—	(16)	10,375	10,375	—
Total marketable securities	$1,194,412	$27	$(6,302)	$1,188,137	$782,097	$406,040

	December 31, 2025				Classification
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Short-term	Long-term
Cash equivalents:
Money market funds	$50,247	$—	$—	$50,247	$50,247	$—
Total cash equivalents	$50,247	$—	$—	$50,247	$50,247	$—

Marketable securities:
U.S. treasury securities	$345,668	$402	$—	$346,070	$274,152	$71,918
Corporate debt securities	89,709	81	(15)	89,775	61,100	28,675
U.S. government agency securities	17,053	17	(7)	17,063	7,521	9,542
Certificate of deposit	6,112	9	—	6,121	6,121	—
Commercial paper	4,312	2	—	4,314	4,314	—
Total marketable securities	$462,854	$511	$(22)	$463,343	$353,208	$110,135

Interest and Investment Income

The following table provides a summary of the components of interest and investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$11,262	$1,347	$22,197	$5,544
Accretion of discount on marketable securities, net	881	2,311	7,753	5,308
Total interest and investment income	$12,143	$3,658	$29,950	$10,852

5. Prepaid Expenses and Other Current Assets

The following table provides a summary of prepaid expenses and other current assets:

	September 30, 2026	December 31, 2025
Prepaid materials, supplies and research and development services	$12,363	$3,033
Prepaid subscriptions, software and other administrative services	4,113	1,274
Prepaid insurance	1,028	698
Other current assets	169	86
Prepaid expenses and other current assets	$17,673	$5,091

6. Property and Equipment

The following table provides a summary of property and equipment:

	September 30, 2026	December 31, 2025
Computer equipment	$806	$543
Furniture and fixtures	314	57
Leasehold improvements	39	—
Subtotal	1,159	600
Less: accumulated depreciation	(410)	(304)
Property and equipment, net	$749	$296

Depreciation expense was $37 thousand and $0.1 million for the three and nine months ended September 30, 2026, respectively, and $27 thousand and $84 thousand for the three and nine months ended September 30, 2025, respectively.

7. Fair Value of Financial Instruments

The following tables provide a summary of financial assets measured at fair value on a recurring basis:

	Fair Value at
Description	September 30, 2026	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$54,082	$54,082	$—	$—
Short-term investments:
U.S. treasury securities	484,595	484,595	—	—
Corporate debt securities	175,601	—	175,601	—
Commercial paper	105,456	—	105,456	—
Certificate of deposit	10,375	10,375	—	—
U.S. government agency securities	6,070	—	6,070	—
Long-term investments:
U.S. treasury securities	311,864	311,864	—	—
Corporate debt securities	79,216	—	79,216	—
U.S. government agency securities	14,960	—	14,960	—
Other assets and restricted cash:
Investment in former related party	487	487	—	—
Total assets measured at fair value	$1,242,706	$861,403	$381,303	$—

	Fair Value at
	December 31,
Description	2025	Level 1	Level 2	Level 3
Recurring Assets:
Cash equivalents:
Money market funds	$50,247	$50,247	$—	$—
Short-term investments:
U.S. treasury securities	274,152	274,152	—	—
Corporate debt securities	61,100	—	61,100	—
U.S. government agency securities	7,521	—	7,521	—
Certificate of deposit	6,121	6,121	—	—
Commercial paper	4,314	—	4,314	—
Long-term investments:
U.S. treasury securities	71,918	71,918	—	—
Corporate debt securities	28,675	—	28,675	—
U.S. government agency securities	9,542	—	9,542	—
Other assets and restricted cash:
Investment in former related party	656	656	—	—
Total assets measured at fair value	$514,246	$403,094	$111,152	$—

There were no transfers between levels during the nine months ended September 30, 2026 or for the year ended December 31, 2025. The weighted-average maturity of the securities held at September 30, 2026 was less than 12 months.

8. Accrued Expenses

The following table provides a summary of accrued expenses:

	September 30, 2026	December 31, 2025
Accrued external research and development	$12,535	$8,589
Accrued compensation	7,527	9,517
Accrued professional fees	334	215
Other accrued expenses	683	1,131
Accrued expenses	$21,079	$19,452

9. Leases

The Company leases space under operating leases for administrative offices in New York, New York, and Waltham, Massachusetts.

The following table provides a summary of the components of lease costs and rent:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$73	$76	$270	$298
Variable lease cost	10	12	30	33
Total operating lease costs	$83	$88	$300	$331

Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million and $0.3 million for each of the three and nine months ended September 30, 2026 and 2025, respectively.

The Company recorded operating lease costs of $0.1 million and $0.3 million during each of the three and nine months ended September 30, 2026 and 2025, respectively, within the general and administrative expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recorded operating lease costs of nil during the nine months ended September 30, 2026 and nil and $24 thousand during the three and nine months ended September 30, 2025, respectively, within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

Maturities of operating lease liabilities as of September 30, 2026, are as follows:

2026 (remaining 3 months)	$105
2027	323
2028	318
2029	321
2030	324
Thereafter	54
Total undiscounted operating lease payments	1,445
Less: imputed interest	(237)
Present value of operating lease liabilities	$1,208

Balance sheet classification:
Current portion of operating lease liabilities	$349
Long-term operating lease liabilities	859
Total operating lease liabilities	$1,208

The weighted-average remaining term of operating leases was 52 months and the weighted-average discount rate used to measure the present value of operating lease liabilities was 8.4% as of September 30, 2026.

2026 Waltham Lease

In July 2026, the Company entered into an agreement to lease approximately 11,232 square feet of building space in Waltham, Massachusetts (the “2026 Waltham Lease”). The 2026 Waltham Lease will replace the Company’s current lease agreement for office space in Waltham, Massachusetts, which is set to expire in January 2027. Under the 2026 Waltham Lease, the Company is obligated to make aggregate future minimum lease payments totaling approximately $2.4 million over the lease term, exclusive of operating expenses and other common area charges.

The Company determined that, in accordance with ASC 842, Leases, the lease commencement date will be February 15, 2027. Accordingly, the Company has not recorded any right-of-use asset or lease liability related to the 2026 Waltham Lease as of September 30, 2026.

10. Stockholders’ Equity

March 2026 Public Offering

At the closing of the public offering on March 12, 2026, the Company issued and sold 8,470,989 shares of its common stock, including the full exercise by the underwriters of their option to purchase an additional 1,157,407 shares, and pre-funded warrants to purchase 402,468 shares of its common stock with a $0.001 per share exercise price. The gross proceeds from this public offering were approximately $719.0 million, before underwriting discounts and commissions and estimated expenses related to this public offering.

The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of September 30, 2026, there were 402,468 pre-funded warrants outstanding related to this public offering.

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

The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of September 30, 2026, there were 112,121 pre-funded warrants outstanding related to this public offering.

Shelf Registration Statements and ATM Offering Programs

On October 1, 2024, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $500.0 million. On October 9, 2024, the registration statement was declared effective by the SEC. The registration statement includes an at-the-market offering program for the sale of up to $200.0 million of shares of the Company’s common stock. As of the date of this filing, the Company has sold 3,632,534 shares of its common stock under the Initial ATM offering program, resulting in gross proceeds of $200.0 million.

On January 28, 2026, the Company filed a registration statement with the SEC for the issuance of common stock, preferred stock, warrants, debt securities, rights and units up to an aggregate of $600.0 million. On January 30, 2026, the registration statement was declared effective by the SEC.

On September 18, 2026, the Company filed a registration statement with the SEC, which became effective immediately upon filing, for the issuance of common stock, preferred stock, warrants, debt securities, rights and units. The registration statement includes an at-the-market offering program for the sale of up to $500.0 million of shares of the Company’s common stock. To date, the Company has not sold any shares of its common stock under the 2026 ATM offering program.

During the three and nine months ended September 30, 2026, the Company sold 1,005,700 and 2,128,826 shares, respectively, of its common stock under the at-the-market offering programs, resulting in net proceeds of $98.1 million and $156.8 million, respectively. No sales were made under the at-the-market offering programs during the nine months ended September 30, 2025.

Private Placement Offering

At the closing of the private placement on January 24, 2024, the Company issued 14,500,500 shares of common stock and pre-funded warrants to purchase 4,666,332 shares of common stock with a $0.001 per share exercise price. The pre-funded warrants are exercisable at any time after the date of issuance and will not expire. As of September 30, 2026, there were 832,333 pre-funded warrants outstanding related to this private placement.

Preferred Stock

As of September 30, 2026, the Company was authorized to issue up to 10,000,000 shares of the Company’s preferred stock at a par value of $0.001. As of September 30, 2026, no shares of Company preferred stock were issued and outstanding.

Common Stock

As of September 30, 2026, the Company was authorized to issue up to 150,000,000 shares of common stock at a par value of $0.001. As of September 30, 2026, the Company had issued and outstanding 56,295,226 shares of common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through September 30, 2026.

The Company had the following shares of common stock reserved for future issuance as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Issuance of common stock upon exercise of stock options	6,679,269	5,991,343
Equity awards available for grant under stock award plans	1,908,958	1,888,479
Shares available for issuance under employee stock purchase plan	190,656	143,277
Issuance of common stock upon exercise of warrants	1,346,922	1,949,131
Total common stock reserved for future issuance	10,125,805	9,972,230

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

As of September 30, 2026, 1,672,958 shares of common stock were available for grant under the 2018 Amended Plan.

2019 Stock Plan

In July 2019, Former Dianthus’s board of directors adopted, and Former Dianthus’s stockholders approved, the Dianthus Therapeutics, Inc. 2019 Stock Plan (the “2019 Stock Plan”). In connection with the Reverse Merger, the Company assumed options to purchase shares of Former Dianthus’s common stock that were outstanding under the 2019 Stock Plan immediately prior to the Reverse Merger and such options were converted into options to purchase 1,273,454 shares of common stock (the “Assumed Options”). No further awards will be made under the 2019 Stock Plan; however, the Assumed Options will remain outstanding under the 2019 Stock Plan in accordance with their terms, as adjusted to reflect the Reverse Merger.

2019 Employee Stock Purchase Plan

Employees may elect to participate in the Dianthus Therapeutics, Inc. 2019 Employee Stock Purchase Plan, as amended (the “ESPP”). The purchase price of common stock under the ESPP is equal to 85% of the lower of the fair market value of the common stock on (i) the offering date or (ii) the exercise date. The six-month offering periods begin in January and July of each year. During the three and nine months ended September 30, 2026, the Company issued 7,232 and 15,121 shares of common stock pursuant to the ESPP, respectively. During the three and nine months ended September 30, 2025, the Company issued 11,863 and 18,801 shares of common stock pursuant to the ESPP, respectively. As of September 30, 2026, 190,656 shares remained available for issuance under the ESPP.

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

Inducement Plan

In February 2024, the Company’s board of directors approved the Dianthus Therapeutics, Inc. Equity Inducement Plan (the “Inducement Plan”), which provides for up to 300,000 shares of common stock for inducement awards. In December 2025, the Company’s board of directors approved an amendment to the Inducement Plan (the “Amended Inducement Plan”), which increased the number of shares of common stock available for inducement awards to 900,000. As of September 30, 2026, there were 236,000 shares of common stock available for grant under the Amended Inducement Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2026:

	Number of Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at January 1, 2026	5,991,343	$20.14	8.3	$127,547
Options granted	2,563,630	62.26		68,999
Options exercised	(1,452,620)	16.53		103,773
Options forfeited	(423,084)	39.86		18,805
Balance at September 30, 2026	6,679,269	$35.84	8.4	$352,396
Exercisable options at September 30, 2026	2,302,345	$23.57	7.7	$149,244
Unvested options at September 30, 2026	4,376,924	$42.29	8.7	$203,152

The aggregate intrinsic value of options granted, options exercised and options forfeited represents the difference between (i) the exercise price of the option and (ii) the closing market price of the Company’s common stock on (x) September 30, 2026, (y) the date of exercise, or (z) the date of forfeiture, respectively.

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2026 was $47.00 per share.

The table below summarizes the assumptions used to determine the grant-date fair value of stock options issued, presented on a weighted-average basis during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.4%	3.8%	4.0%	4.2%
Expected term (in years)	6.1	6.0	6.0	6.0
Expected volatility	85.9%	91.0%	89.1%	91.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Stock Warrants

In April 2021, Former Dianthus issued 4,677 warrants for the purchase of common stock at an exercise price of $1.65 per share. The warrants vested on July 30, 2023 and had a grant-date fair value of $1.16 per warrant. During the nine months ended September 30, 2026, these warrants were exercised in full.

Stock-Based Compensation Expense

The following table provides a summary of stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$6,324	$2,533	$16,815	$7,467
General and administrative	6,397	3,261	18,406	9,348
Total stock-based compensation expense	$12,721	$5,794	$35,221	$16,815

As of September 30, 2026, there was $131.5 million of total unrecognized compensation cost related to granted stock options. The Company expects to recognize that cost over a remaining weighted-average period of 2.9 years.

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

In September 2020, Zenas issued 156,848 common shares to the Company in exchange for the Zenas Option. Prior to September 12, 2024, the Company used the measurement alternative as the measurement attribute for accounting for the Zenas common stock which did not require it to assess the fair value of the common stock at each reporting period as the fair value of the Zenas common stock was not readily determinable nor was there a reliable source for observable transactions from which the Company could determine a fair value. On September 12, 2024, Zenas announced the pricing of its initial public offering (the “Zenas IPO”) of $17.00 per share, which also included a 1-for-8.6831 reverse stock split of its capital stock. Upon the Zenas IPO, the fair value of the Zenas common stock was deemed readily determinable. The Company reassesses the fair value of the investment at the end of each reporting period, with any adjustments to the fair value recorded as unrealized gains or losses within other income/(expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2026 and December 31, 2025, the fair value of the investment in Zenas was $0.5 million and $0.7 million, respectively, which was included within other assets and restricted cash on the Company’s unaudited condensed consolidated balance sheet.

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

The consideration under the Tenacia License Agreement, which replaced the consideration of the Zenas License Agreement, related to the first antibody sequence includes the following payments by Tenacia to the Company: (i) a $2.5 million upfront payment, which was paid to the Company in October 2024 upon execution of the Tenacia License Agreement; (ii) reimbursement of a portion of certain clinical costs; (iii) development milestones totaling up to $15.0 million; and (iv) royalties on net sales ranging from the mid-single digits to the low teen percentages. Tenacia is also responsible for paying local development costs in Greater China and a portion of the central development costs based on the number of patients enrolled from China in the Company’s global Phase 3 studies.

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

Accounting for the Zenas and Tenacia Agreements

Since the Zenas Agreements were negotiated with a single commercial objective, they were treated as a combined contract for accounting purposes. The Company assessed the Zenas Agreements in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), and concluded that they represented a contract with a customer and were within the scope of ASC 606. The Company determined that there was one combined performance obligation that consisted of the license and data transfer, the research and development and CMC services, and the participation in the JSC. The Company determined that Zenas’ right to exercise an option with respect to a second antibody sequence did not represent a material right.

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

The Company also determined that the milestone payments of $15.0 million (previously $11.0 million under the Zenas License Agreement) are variable consideration under ASC 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the milestones, such as the regulatory approvals which are generally not within the Company’s control, the Company will not consider achievement of each milestone to be probable until the uncertainty associated with such milestone has been resolved. Should it be probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price for which the Company recognizes revenue. No milestones were achieved under the Zenas Agreements prior to novation. As of September 30, 2026, $7.0 million of cumulative milestones were achieved under the Tenacia Agreements and added to the transaction price.

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

The Company recognized license revenue totaling $1.2 million and $2.4 million during the three and nine months ended September 30, 2026, respectively, and $0.4 million and $1.8 million during the three and nine months ended September 30, 2025, respectively, associated with the Tenacia License Agreement. As of September 30, 2026, the Company recorded a receivable of $0.5 million, an unbilled receivable of $0.2 million within prepaid expenses and other current assets, current deferred revenue of $1.6 million and noncurrent deferred revenue of $5.4 million on its unaudited condensed consolidated balance sheet. As of December 31, 2025, the Company recorded accounts receivable of $52 thousand, an unbilled receivable of $50 thousand within prepaid expenses and other current assets, current deferred revenue of $1.2 million and noncurrent deferred revenue of $5.8 million on its unaudited condensed consolidated balance sheet.

13. Net Loss Per Share

Basic and diluted net loss per share of common stock were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(46,643)	$(36,765)	$(137,692)	$(97,905)
Denominator:
Weighted-average number of shares of common stock outstanding including shares issuable under equity-classified pre-funded warrants, used in computing net loss per share of common stock, basic and diluted	57,341,193	37,794,088	53,835,116	36,476,370
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(0.97)	$(2.56)	$(2.68)

Pre-funded warrants have been included in the computation of basic and diluted net loss per share of common stock as the pre-funded warrants are issuable for nominal consideration pursuant to their terms. There were outstanding pre-funded warrants of 1,346,922 and 1,944,454 as of September 30, 2026 and 2025, respectively. The outstanding pre-funded warrants increased the weighted-average number of shares of common stock outstanding by 1,346,922 shares and 1,503,799 shares for the three and nine months ended September 30, 2026, respectively, and 3,693,979 shares and 3,759,705 shares for the three and nine months ended September 30, 2025, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options outstanding	6,679,269	6,351,300	6,679,269	6,351,300
Warrants for the purchase of common stock	—	4,677	—	4,677
Total	6,679,269	6,355,977	6,679,269	6,355,977

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

Under the terms of the Leads License Agreement, the Company will pay Leads up to $38.0 million, comprised of $30.0 million in upfront and near-term milestone payments plus an additional $8.0 million milestone, payable in cash or the Company’s common stock at the Company’s election, upon the initiation of a Dianthus-led Phase 1 study, for exclusive rights to develop and commercialize DNTH212 globally outside of Greater China. As of September 30, 2026, the Company has paid Leads $30.0 million in upfront and near-term milestone payments. Leads will also be eligible to receive up to $962.0 million in development and regulatory approval milestones across three key geographies and sales-based milestones across five indications, as well as tiered royalties from mid-single digits up to a low double-digit percentage on ex-Greater China net sales.

The Leads License Agreement will remain in effect on a country-by-country and product-by-product basis until expiration of the applicable royalty term, unless earlier terminated. Each party has customary termination rights, including for uncured material breach, insolvency, patent challenge, or, in the case of the Company, for convenience.

The Company recorded $26 thousand and $0.2 million during the three and nine months ended September 30, 2026, respectively, for amounts owed to Leads within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

The Company pays an annual partnered antibody program fee totaling $50 thousand to Alloy. The Company is also obligated to pay a $0.1 million fee to Alloy if the Company sublicenses a product developed with Alloy antibodies or platform assisted antibodies. Upon the achievement, with products developed with Alloy, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make additional payments to Alloy of up to $1.8 million and $11.0 million, respectively. The Company recorded $0.1 million during each of the three and nine months ended September 30, 2026 and $1.0 million and $1.1 million during the three and nine months ended September 30, 2025, respectively, for amounts owed under the Alloy license agreement within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Upon the achievement, with the first development program with IONTAS, of (i) certain development milestones and (ii) certain commercial milestones, the Company is obligated to make payments to IONTAS of up to £3.1 million (approximately $4.1 million based on the September 30, 2026 exchange rate) and £2.3 million (approximately $3.0 million based on the September 30, 2026 exchange rate), respectively. Upon the achievement, with the second development program with IONTAS, of certain development milestones, the Company is obligated to make payments to IONTAS of up to £2.5 million (approximately $3.3 million based on the September 30, 2026 exchange rate). The Company recorded $0.2 million and $0.8 million during the three and nine months ended September 30, 2026, respectively, and $1.3 million and $1.6 million during the three and nine months ended September 30, 2025, respectively, for amounts owed under the IONTAS collaborative research agreement, including milestone payments, within the research and development expenses line item in the unaudited condensed consolidated statements of operations and comprehensive loss.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to employees, consultants, vendors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. To date, the Company has not incurred any material costs as a result of such indemnification agreements. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and has not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of September 30, 2026 and December 31, 2025.

Litigation

From time to time, the Company may be exposed to litigation relating to potential products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other

As of September 30, 2026 and December 31, 2025, the Company had standing agreements with consultants, contractors or service providers that generally can be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.

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

Our second clinical-stage candidate, DNTH212, is a first-in-class and potentially best-in-disease, bifunctional fusion protein that targets plasmacytoid dendritic cell (“pDC”) BDCA2 to reduce Type 1 interferon production, while simultaneously inhibiting BAFF/APRIL to suppress B cell function. By targeting both the innate and adaptive immune systems via two clinically validated pathways that are known drivers of autoimmune disease pathogenesis, this complementary and differentiated approach has the potential to address multiple autoimmune indications with improved outcomes. DNTH212 is also designed with the potential for patient-friendly convenient, infrequent, self-administered S.C. injections suitable for a pre-filled pen.

Our development candidate, DNTH312, is an internally developed, investigational, first-in-class, next-generation bifunctional fusion protein combining claseprubart and TACI to target potent inhibition of active C1s (“aC1s”) and BAFF/APRIL. DNTH312 is enhanced with YTE half-life extension technology, similar to claseprubart. By targeting two validated pathways with complementary disease-modifying mechanisms, DNTH312 is designed to expand our leadership position in autoimmune diseases with potential for best-in-disease efficacy by targeting deeper responses and broader symptom control, while also addressing larger patient populations.

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

In March 2026, we made an early GO announcement in the Interim Responder Analysis for our Phase 3 CAPTIVATE trial of claseprubart in patients with CIDP due to achieving a target of 20 confirmed responders with less than the planned 40 participants completing Part A. In June 2026, we announced a 75% response rate observed in the Interim Responder Analysis from the first 40 participants completing Part A of the Phase 3 CAPTIVATE trial, exceeding the target response rate of 50% or greater based on precedent set with aC1s inhibition. The results were consistent and clinically meaningful across multiple efficacy measures. In addition, claseprubart was generally well tolerated with no related serious infections, no clinical symptoms of drug-induced lupus

(“DIL”), no related serious adverse events (“SAEs”) or discontinuations due to safety. We expect to report top-line results from Part A of this trial by year-end 2027 and from Part B of this trial by year-end 2028.

Claseprubart is also being evaluated in the Phase 2 MoMeNtum trial for patients with MMN. In August 2026, we announced the completion of enrollment of the MoMeNtum trial, which exceeded its enrollment target of 36 patients, and top-line results with 46 patients are expected in December 2026. Following top-line results, a Phase 3 trial in MMN is planned to initiate in 2027.

On May 1, 2026, claseprubart was granted Orphan Drug Designation by the FDA for the treatment of Myasthenia Gravis. The FDA’s Office of Orphan Products Development grants orphan designation to drugs and biologics intended to treat rare diseases affecting fewer than 200,000 people in the United States. Orphan Drug Designation qualifies sponsors for incentives, including tax credits for qualified clinical trials, exemption from user fees, and potential seven years of market exclusivity after approval.

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

EMERGE

The EMERGE trial is a global, randomized, multicenter, placebo-controlled Phase 3 trial of claseprubart in approximately 195 AChR+ participants with gMG. Following an initial loading dose, claseprubart 300mg/2mL will be administered Q2W or Q4W via S.C. injection. The primary endpoint of this trial is the change from baseline in the MG-ADL in the treatment arms versus the placebo arm. A similar evaluation is used for secondary efficacy endpoints, such as the QMG scale, MSE, MGC score and the MG-QoL-15r. In June 2026, we announced the initiation of the Phase 3 EMERGE trial of claseprubart in gMG. We expect to report top-line results from this trial in the second half of 2028.

CAPTIVATE

The CAPTIVATE trial is a single, two-part, randomized withdrawal global Phase 3 trial of claseprubart in patients with CIDP. In the open-label Part A of this trial, participants will be administered claseprubart with a loading dose followed by 300mg/2mL administered Q2W via S.C. injection for up to 13 weeks. Only participants who respond to claseprubart in Part A, as measured as greater than or equal to one point decrease (improvement) in adjusted Inflammatory Neuropathy Cause and Treatment (“INCAT”) disability score compared to Part A baseline, are randomized into Part B, a double-blind, placebo-controlled treatment period of up to 52 weeks, where they will be assessed for prevention of relapse, safety and tolerability, followed by an OLE period. Part A included an interim responder analysis of the first 40 participants to complete Part A. Our target for the Part A interim responder analysis was a response rate of 50% or greater (i.e., ≥20 confirmed responders out of first 40 participants to complete Part A) based on precedent set with aC1s inhibition.

In March 2026, we announced that we had achieved our target of 20 confirmed responders in Part A early, with less than 40 participants completing Part A, which supported our plan to maintain the claseprubart 300mg/2mL S.C. Q2W dose in Part A; engage with regulators to remove the claseprubart 600mg/4mL S.C. Q2W arm from Part B; and enroll up to 256 patients (previously up to 480) in Part A to randomize 128 patients in Part B (previously 192). In June 2026, we announced a 75% response rate observed in the Interim Responder Analysis from the first 40 participants completing Part A of the Phase 3 CAPTIVATE trial, exceeding the target response rate of 50% or greater based on precedent set with aC1s inhibition. The results were consistent and clinically meaningful across multiple efficacy measures. In addition, claseprubart was generally well tolerated with no related serious infections, no clinical symptoms of DIL, no related SAEs or discontinuations due to safety. In November 2026, we announced that the CAPTIVATE trial is now conservatively projected to require less than 200 participants in the open-label Part A in order to randomize 128 responders into the placebo-controlled withdrawal Part B portion of the study. Top-line results from all participants completing Part A of this trial are expected by the end of 2027, and top-line results from Part B of this trial are expected by the end of 2028. We believe that this single pivotal trial will support a Biologics License Application (“BLA”) filing in adult patients with CIDP.

MOMENTUM

The MoMeNtum trial is a global, randomized, double-blind, placebo-controlled Phase 2 study designed to evaluate the safety, tolerability, and efficacy of claseprubart in 36 patients with MMN. Following determination of immunoglobulin (“Ig”) dependency and responsiveness, patients will be randomized to receive placebo or claseprubart with a loading dose followed by 300mg/2mL or 600mg/4mL administered Q2W via S.C. injection. The initial S.C. treatment duration is 17 weeks followed by a 52-week OLE. The primary endpoint of this study is safety and tolerability. Secondary endpoints include time to intravenous immunoglobulin (“IVIg”) retreatment, time to relapse, and assessments of muscle and grip strength. In August 2026, we announced the completion of enrollment of the MoMeNtum trial, which exceeded its enrollment target of 36 patients, and top-line results with 46 patients are expected in December 2026. Following top-line results, a Phase 3 trial in MMN is planned to initiate in 2027.

Our First-In-Class and Potentially Best-In-Disease Bifunctional BDCA2 and BAFF/APRIL Inhibitor (DNTH212)

On October 16, 2025, we entered into an exclusive license agreement with Nanjing Leads Biolabs Co., Ltd. (“Leads”) for DNTH212, a first-in-class and potentially best-in-disease bifunctional BDCA2 and BAFF/APRIL inhibitor.

DNTH212 is an investigational, extended half-life bifunctional fusion protein targeting pDC BDCA2 to reduce Type 1 interferon production, while simultaneously inhibiting BAFF/APRIL to suppress B cell function. By targeting both the innate and adaptive immune systems via two clinically validated pathways that are known drivers of autoimmune disease pathogenesis, this complementary and differentiated approach has the potential to address multiple autoimmune indications with improved outcomes.

DNTH212 has pipeline-in-a-product potential to serve as the foundation of a synergistic rheumatology franchise, and Sjögren’s Disease (“SjD”), Systemic Lupus Erythematosus (“SLE”), and Dermatomyositis (“DM”) have been selected as the first three prioritized indications for DNTH212 clinical development. These indications are areas of high unmet need, where compelling biological rationale and clinical data support the complementary potential of targeting both BDCA2 and BAFF/APRIL to drive differentiated efficacy compared to single-mechanism approaches.

DNTH212 is being evaluated in China in a two-part Phase 1 study in healthy volunteers (Part A) and patients with SLE (Part B). Part A is evaluating single ascending doses of DNTH212, with healthy volunteer preliminary data anticipated in the first quarter of 2027. Based upon data seen to date and as previously announced by Leads, dosing of SLE patients in Part B of the Phase 1 single-ascending dose study was initiated in October 2026, with preliminary Part B SLE data expected in the second half of 2027. We also plan to initiate a Phase 1 multiple-ascending dose study outside of China in healthy volunteers in the second quarter of 2027 to support the continued global development of DNTH212, with preliminary data anticipated in the second half of 2027. We plan to provide an update on next steps for advancing the first three prioritized indications of SjD, SLE and DM in clinical development by year-end 2027.

Our Internally Developed, First-In-Class, Next-Generation Bifunctional Fusion Protein Combining Claseprubart and TACI to Target Potent Inhibition of aC1s and BAFF/APRIL (DNTH312)

DNTH312 is an internally developed, investigational, first-in-class, next-generation bifunctional fusion protein combining claseprubart and TACI to target potent inhibition of aC1s and BAFF/APRIL. DNTH312 is enhanced with YTE half-life extension technology, similar to claseprubart. By targeting two validated pathways with complementary disease-modifying mechanisms, DNTH312 is designed to expand our leadership position in autoimmune diseases with potential for best-in-disease efficacy by targeting deeper responses and broader symptom control, while also addressing larger patient populations.

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

If our development efforts for claseprubart, DNTH212, DNTH312, or any other future product candidates, if any, are successful and result in regulatory approval, we may generate revenue from future product sales. If we enter into license or collaboration agreements for claseprubart, DNTH212, DNTH312, or any other future product candidates, if any, or intellectual property, revenue may be generated in the future from such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of claseprubart, DNTH212, DNTH312, or any other future product candidates or from license or collaboration agreements. We may never succeed in obtaining regulatory approval for claseprubart, DNTH212, DNTH312, or any other future product candidates.

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

On October 21, 2024, Zenas assigned the Zenas License Agreement to its affiliated entity, Zenas BioPharma (HK) Limited (“Zenas HK”). After the assignment, we entered into a novation agreement (the “Novation Agreement”) with Zenas HK and Tenacia Biotechnology (Hong Kong) Co., Limited (“Tenacia”) and an amendment to the Zenas License Agreement, now with Tenacia (as amended, the “Tenacia License Agreement”), pursuant to which Tenacia replaced Zenas HK as a party to the Zenas License Agreement and an Option Agreement which we entered into with Zenas in September 2020 (together, the “Zenas Agreements”) and certain economic terms under the Zenas License Agreement with respect to cost sharing and development milestones were amended.

Except as stated otherwise, the economic terms of the Zenas License Agreement were unchanged when novated by the Novation Agreement and amended by the Tenacia License Agreement.

The consideration under the Tenacia License Agreement, which replaced the consideration of the Zenas License Agreement, related to the first antibody sequence includes the following payments by Tenacia to us: (i) a $2.5 million upfront payment, which was paid by Tenacia to us in October 2024 upon execution of the Tenacia License Agreement; (ii) reimbursement of a portion of certain clinical costs; (iii) development milestones totaling up to $15.0 million; and (iv) royalties on net sales ranging from the mid-single digits to the low teen percentages. Tenacia is also responsible for paying local development costs in Greater China and a portion of central development costs based on the number of patients enrolled from China in our global Phase 3 studies. No milestones were achieved under the Zenas Agreements prior to novation. As of September 30, 2026, $7.0 million of cumulative milestones were achieved under the Tenacia Agreements (as defined below) and added to the transaction price. We had not recorded any royalty revenue under the Zenas Agreements prior to novation, and we have not recorded any royalty revenue under the Tenacia Agreements.

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

During the three and nine months ended September 30, 2026, we recognized license revenue totaling $1.2 million and $2.4 million, respectively, related to the Tenacia Agreements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Revenues:
License revenue	$1,210	$396
Operating expenses:
Research and development	45,600	32,489
General and administrative	14,082	8,195
Total operating expenses	59,682	40,684
Loss from operations	(58,472)	(40,288)
Other income/(expense):
Interest and investment income	12,143	3,658
Gain on investment in former related party	28	227
Loss on currency exchange, net	(24)	(2)
Other expense	(318)	(360)
Total other income	11,829	3,523
Net loss	$(46,643)	$(36,765)

Revenues

Under the terms of the Tenacia Agreements, we recognized license revenue of $1.2 million and $0.4 million during the three months ended September 30, 2026 and 2025, respectively.

The increase in total revenues was due to an increase in reimbursable costs associated with claseprubart’s ongoing clinical trials.

Research and Development Expenses

Research and development expenses were $45.6 million for the three months ended September 30, 2026, as compared to $32.5 million for the three months ended September 30, 2025, an increase of $13.1 million. This increase was due to: (1) a $5.1 million increase in external research and development costs, consisting of clinical operations activities, CMC activities, preclinical study costs, discovery expenses, and licensing and milestone expenses related to claseprubart; and (2) an $8.0 million increase in internal research and development costs, consisting of personnel and related costs, stock-based compensation expense and other costs.

The $5.1 million increase in external research and development costs was due to a $0.5 million increase in expenses related to our lead product candidate, claseprubart, and a $4.6 million increase in discovery activities including those related to DNTH212 and DNTH312. For the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, the increase in claseprubart related expense was due to an increase of $5.8 million in clinical operations activities, partially offset by decreases of $2.7 million in CMC activities, $0.7 million in preclinical study costs and $1.9 million in other costs. The increased costs of clinical operations activities were due to activities related to claseprubart’s ongoing clinical trials in gMG, CIDP and MMN.

The $8.0 million increase in internal research and development costs was due to increases of $3.8 million in stock-based compensation expense, $3.4 million in personnel and related costs and $0.8 million in other research and development costs. The increases were due to the buildout of our internal research and development function to support our Phase 2 and Phase 3 clinical trials in claseprubart and development of DNTH212 and DNTH312.

General and Administrative Expenses

General and administrative expenses were $14.1 million for the three months ended September 30, 2026, as compared to $8.2 million for the three months ended September 30, 2025, an increase of $5.9 million. The increase was primarily due to increases of $3.1 million in stock-based compensation expense, $1.3 million in personnel-related costs and $1.5 million in other administrative expenses. The increase in costs was primarily due to increases in headcount and related expenses.

Other Income/(Expense)

Other income was $11.8 million for the three months ended September 30, 2026, as compared to $3.5 million for the three months ended September 30, 2025, an increase of $8.3 million. The increase was primarily due to higher cash and investment balances in the current period as compared to the prior period.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Revenues:
License revenue	$2,434	$1,752
Operating expenses:
Research and development	128,814	85,743
General and administrative	40,107	24,401
Total operating expenses	168,921	110,144
Loss from operations	(166,487)	(108,392)
Other income/(expense):
Interest and investment income	29,950	10,852
(Loss)/gain on investment in former related party	(169)	254
Loss on currency exchange, net	(49)	(54)
Other expense	(937)	(565)
Total other income	28,795	10,487
Net loss	$(137,692)	$(97,905)

Revenues

Under the terms of the Tenacia Agreements, we recognized license revenue of $2.4 million and $1.8 million during the nine months ended September 30, 2026 and 2025, respectively.

The increase in total revenues was due to an increase in reimbursable costs associated with claseprubart’s ongoing clinical trials.

Research and Development Expenses

Research and development expenses were $128.8 million for the nine months ended September 30, 2026, as compared to $85.7 million for the nine months ended September 30, 2025, an increase of $43.1 million. This increase was due to: (1) a $22.3 million increase in external research and development costs, consisting of clinical operations activities, CMC activities, preclinical study costs, discovery expenses, and licensing and milestone expenses related to claseprubart; and (2) a $20.8 million increase in internal research and development costs, consisting of personnel and related costs, stock-based compensation expense and other costs.

The $22.3 million increase in external research and development costs was due to a $15.0 million increase in expenses related to our lead product candidate, claseprubart, and a $7.3 million increase in discovery activities including those related to DNTH212 and DNTH312. For the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, the increase in claseprubart related expense was due to increases of $16.1 million in clinical operations activities and $3.2 million in CMC activities, partially offset by decreases of $2.2 million in preclinical study costs and $2.1 million in other costs. The increased costs of clinical operations activities and CMC activities were due to activities related to claseprubart’s ongoing clinical trials in gMG, CIDP and MMN.

The $20.8 million increase in internal research and development costs was due to increases of $9.5 million in personnel and related costs, $9.3 million in stock-based compensation expense, and $2.0 million in other research and development costs. The increases were due to the buildout of our internal research and development function to support our Phase 2 and Phase 3 clinical trials in claseprubart and development of DNTH212 and DNTH312.

General and Administrative Expenses

General and administrative expenses were $40.1 million for the nine months ended September 30, 2026, as compared to $24.4 million for the nine months ended September 30, 2025, an increase of $15.7 million. The increase was primarily due to increases of $9.1 million in stock-based compensation expense, $4.1 million in personnel-related costs and $2.5 million in other administrative expenses. The increase in costs was primarily due to increases in headcount and related expenses.

Other Income/(Expense)

Other income was $28.8 million for the nine months ended September 30, 2026, as compared to $10.5 million for the nine months ended September 30, 2025, an increase of $18.3 million. The increase was primarily due to higher cash and investment balances in the current period as compared to the prior period.

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

We had an open market sales agreement (the “Initial ATM Agreement”) pursuant to which we could sell, from time-to-time, shares of our common stock under an at-the-market (“ATM”) offering for an aggregate sales price of up to $200 million. Sales of our common stock pursuant to the Initial ATM Agreement were made under our registration statement on Form S-3 which was deemed effective by the SEC on October 9, 2024. As of the date of this filing, we have sold 3,632,534 shares of our common stock under our Initial ATM Agreement, resulting in gross proceeds of $200.0 million.

On September 18, 2026, we entered into a Sales Agreement (the “2026 ATM Agreement”) pursuant to which we may sell, from time-to-time, shares of our common stock under an ATM offering for an aggregate sales price of up to $500 million. Any sales of our common stock pursuant to the 2026 ATM Agreement are made under our registration statement on Form S-3ASR, which became automatically effective upon filing on September 18, 2026. To date, no sales have been made pursuant to our 2026 ATM Agreement.

We historically have funded our operations with proceeds from the sale of capital stock. As of the date of this filing, we have raised aggregate gross proceeds of $1.0 billion from public offerings, $423.5 million from private placements, and $200.0 million from our ATM offering programs.

Future Capital Requirements

Since inception, we have devoted substantially all of our resources to conducting research and development activities (including with respect to the claseprubart program, DNTH212, and DNTH312) and undertaking preclinical studies, conducting clinical trials and the manufacturing of the product used in our clinical trials and preclinical studies, business planning, developing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.

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

We have not generated any revenue from product sales. We do not expect to generate any meaningful product revenue unless and until we obtain regulatory approval of and commercialize claseprubart, DNTH212, DNTH312, or any other future product candidates, and we do not know when, or if, that will occur. In order to complete the development of claseprubart, DNTH212, DNTH312, or any other future product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize product candidates, if approved, we will require substantial additional capital. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, we expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings, such as an ATM offering program, or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from bank failures, other general macroeconomic conditions and otherwise. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to seek other alternatives which may include, among others, a delay or termination of our clinical trials or the development of our product candidates, temporary or permanent curtailment of our operations, a sale of our assets, or other alternatives with strategic or financial partners. We cannot provide assurance that we will ever generate positive cash flow from operating activities.

Historically, we have funded our operations with proceeds from the sale of capital stock. As of the date of this filing, we have raised aggregate gross proceeds of $1.0 billion from public offerings, $423.5 million from private placements, and $200.0 million from our ATM offering program. However, we have incurred significant recurring losses. We generated net losses of $137.7 million and $97.9 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $474.4 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing, scope and results of our research and development activities. As of September 30, 2026, we had cash, cash equivalents and investments of $1.2 billion. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments as of September 30, 2026 should be sufficient to fund our operations into 2030. Until we achieve profitability, we plan to fund our operations and capital expenditures with cash on hand and expect to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(128,171)	$(82,077)
Net cash used in investing activities	(724,364)	(160,036)
Net cash provided by financing activities	857,263	275,242
Increase in cash, cash equivalents and restricted cash	$4,728	$33,129

Cash Flows from Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities consisted of a net loss of $137.7 million and an increase in net operating assets and liabilities of $18.4 million, partially offset by net non-cash operating expenses of $27.9 million. The increase in net operating assets and liabilities was attributable to increases in accounts receivable of $0.5 million, prepaid expenses and other current assets of $12.6 million and other assets of $2.6 million and a decrease in accounts payable, accrued expenses and operating lease liabilities of $2.8 million, partially offset by an increase in deferred revenue of $0.1 million. The non-cash operating expenses consisted of stock-based compensation expense of $35.2 million, a loss on an investment in a former related party of $0.2 million, amortization of right-of-use operating lease assets of $0.2 million and depreciation expense of $0.1 million, partially offset by accretion of discount on investment securities of $7.8 million.

For the nine months ended September 30, 2025, net cash used in operating activities consisted of a net loss of $97.9 million, partially offset by a decrease in net operating assets and liabilities of $4.2 million and net non-cash operating expenses of $11.5 million. The decrease in net operating assets and liabilities was attributable to increases in accounts payable, accrued expenses and operating lease liabilities of $4.6 million and deferred revenue of $4.6 million and decreases in a receivable from a former related party of $0.8 million and other assets of $0.6 million, partially offset by an increase in accounts receivable of $5.0 million and prepaid expenses and other current assets of $1.4 million. The non-cash operating expenses consisted primarily of stock-based compensation expense of $16.8 million and amortization of right-of-use operating lease assets of $0.3 million, partially offset by accretion of discount on investment securities of $5.3 million and a gain on an investment in a former related party of $0.3 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities consisted of $1.1 billion of purchases of investment securities and $0.6 million of capital expenditures, partially offset by $403.7 million in proceeds from sales and maturities of investment securities.

For the nine months ended September 30, 2025, net cash used in investing activities consisted primarily of $380.3 million of purchases of investment securities, partially offset by $220.3 million in proceeds from maturities of investment securities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities consisted primarily of $676.1 million of net proceeds from a public offering, $156.8 million of proceeds from the ATM offering program, $24.0 million of proceeds from the exercise of stock options and $0.4 million of proceeds from common stock issued under our employee stock purchase plan.

For the nine months ended September 30, 2025, net cash provided by financing activities consisted primarily of $272.1 million of net proceeds from the public offering, $2.8 million of proceeds from the exercise of stock options and $0.3 million of proceeds from common stock issued under our employee stock purchase plan.

Contractual Obligations and Commitments

Lease Obligations

We lease administrative office space under operating lease agreements in New York, New York, and Waltham, Massachusetts, which expire in February 2031 and January 2027, respectively. In July 2026, we entered into an agreement to lease approximately 11,232 square feet of building space in Waltham, Massachusetts, with a lease commencement date of February 15, 2027. The term of the lease agreement is approximately seven years. The new lease agreement will replace our current lease agreement for office space in Waltham, Massachusetts, which is set to expire in January 2027.

Research and Development and Manufacturing Agreements

We enter into agreements with certain vendors for the provision of goods and services, which includes manufacturing services with CDMOs and development and clinical trial services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amounts of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement. These obligations and commitments are not presented separately.

License and Collaboration Agreements

In October 2025, we entered into a license agreement with Leads, pursuant to which Leads granted us a royalty-bearing, exclusive license outside of Greater China to develop, manufacture, commercialize, or otherwise exploit DNTH212, a bifunctional fusion protein being developed in China by Leads as LBL-047. We also obtained certain non-exclusive rights to perform development and manufacturing activities in Greater China to support DNTH212 outside of Greater China. DNTH212 is an investigational, extended half-life bifunctional fusion protein targeting pDC BDCA2 to reduce Type 1 interferon production, while simultaneously inhibiting BAFF/APRIL to suppress B cell function. We are obligated to pay Leads up to $38.0 million, comprised of $30.0 million in upfront and near-term milestone payments plus an additional $8.0 million milestone, payable in cash or our common stock at our election, upon the initiation of a Dianthus-led Phase 1 study, for exclusive rights to develop and commercialize DNTH212 globally outside of Greater China. As of September 30, 2026, we have paid Leads $30.0 million in upfront and near-term milestone payments. We are also obligated to pay up to $962.0 million in development and regulatory approval milestones across three key geographies and sales-based milestones across five indications, as well as tiered royalties from mid-single digits up to a low double-digit on ex-Greater China net sales.

In July 2020, we entered into a collaborative research agreement with IONTAS Limited (“IONTAS”) to perform certain milestone-based research and development activities under our first development program. We are obligated to pay development and commercial milestone payments of up to £5.4 million (approximately $7.1 million based on the September 30, 2026 exchange rate) with the first development program, which has been selected for the claseprubart program.

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

During the three months ended September 30, 2026, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 9, 2026.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risks, uncertainties and other factors contained in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings, in evaluating our business. The occurrence of any of the events or developments described in the above-mentioned risk factors could materially harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial also may harm our business, financial condition, results of operations and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the quarter ended September 30, 2026.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans. The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2026:

Name (Title)	Action Taken (Date of Action)	Nature of Trading Arrangement	Type of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Ryan Savitz (Executive Vice President, Chief Financial Officer and Chief Business Officer)	Adoption (August 7, 2026)	Sale	Rule 10b5-1 trading arrangement	Through and including March 31, 2028	Up to 219,634
Adam Veness (Senior Vice President, General Counsel and Secretary)	Adoption (September 14, 2026)	Sale	Rule 10b5-1 trading arrangement	Through and including December 31, 2027	Up to 60,000

Item 6. Exhibits.

Exhibit Number	Description
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

4.3**	Form of Pre-Funded Warrant of Dianthus Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2025).
4.4**	Form of Pre-Funded Warrant of Dianthus Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2026).
10.1**

Sales Agreement, dated September 18, 2026, by and between Dianthus Therapeutics, Inc. and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3ASR filed with the SEC on September 18, 2026).

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

DIANTHUS THERAPEUTICS, INC.

Date: November 4, 2026	By:	/s/ Marino Garcia
Name: Marino Garcia
Title: President and Chief Executive Officer (Principal Executive Officer)

DIANTHUS THERAPEUTICS, INC.

Date: November 4, 2026	By:	/s/ Ryan Savitz
Name: Ryan Savitz
Title: Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial Officer)